Form 10-Q
period 1996-03-31
INTERTAN INC
filed 1996-05-13
CIK 803227

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

- - --------------------------------------------------------------------------------

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996 or
                                                    --------------

[   ]  Transaction report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from            to
                                                    ----------    --------------

Commission file number 1-10062
                       -------


                                InterTAN, Inc.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                 75-2130875
- - -------------------------------                ---------------------
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                  Identification No.)


       201 Main Street, Suite 1805
           Fort Worth, Texas                                76102
- - ------------------------------------------       ---------------------------
   (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:     (817) 348-9701
                                                   -------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        -----       -----

At April 30, 1996, 11,046,147 shares of the registrant's common stock, par value $1.00 per share, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

The Registrant's financial statements at and for the quarter ended March 31, 1996, providing the information required by Rule 10-01 of Regulation S-X, are included herewith as Exhibit A.


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 303 of Regulation S-K is included herewith as Exhibit B.

EXHIBIT A -  FINANCIAL STATEMENTS AT AND FOR THE QUARTER ENDED MARCH 31, 1996.

Consolidated Statements of Operations
InterTAN, Inc.

- - --------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                           Three Months Ended                Nine Months Ended
                                                                 March 31                        March 31
                                                        ---------------------------     ----------------------------
                                                            1996           1995             1996            1995
                                                        ------------   ------------     ------------    ------------

Net sales and operating revenues........................  $ 108,757      $ 101,001         $ 403,840      $ 396,484
Other income............................................        196            217               697          1,183
                                                        ------------------------------------------------------------
                                                            108,953        101,218           404,537        397,667
                                                        ------------------------------------------------------------

Operating costs and expenses:
  Cost of products sold.................................     59,410         56,344           226,661        226,735
  Selling, general and administrative expenses..........     48,840         45,678           156,754        148,231
  Depreciation and amortization.........................      2,014          1,865             5,827          5,861
                                                        ------------------------------------------------------------
                                                            110,264        103,887           389,242        380,827
                                                        ------------------------------------------------------------

Operating income (loss).................................     (1,311)        (2,669)           15,295         16,840

Foreign currency transaction (gains) and losses.........        (69)            86              (261)          (146)
Interest expense, net...................................      1,516          1,631             5,163          6,042
                                                        ------------------------------------------------------------

Income (loss) before income taxes.......................     (2,758)        (4,386)           10,393         10,944
Provision (benefit) for income taxes....................      1,350            736             6,369         (1,638)
                                                        ------------------------------------------------------------


Net income (loss).......................................  $  (4,108)     $  (5,122)        $   4,024      $  12,582
                                                        ============================================================


Primary net income (loss) per average common share......  $   (0.38)     $   (0.51)        $    0.37      $    1.26

Fully diluted net income (loss) per
  average common share..................................  $   (0.38)     $   (0.51)        $    0.34      $    0.89

Average common shares outstanding.......................     10,943         10,026            10,964         10,012

Average common shares outstanding
  assuming full dilution................................     10,943         10,026            17,722         17,161


The comments in Management's Discussion and Analysis of Financial Condition and Results of Operations are an integral part of these statements.

Consolidated Balance Sheets
InterTAN, Inc.

- - ----------------------------------------------------------------------------------------------------------
(In thousands, except share information)
                                                                       March 31      June 30     March 31
                                                                         1996         1995         1995
                                                                       ------------------------------------
Assets
Current Assets:
  Cash and short-term investments...................................... $  38,597   $  45,260    $  53,695
  Accounts receivable, less allowance for doubtful accounts............    10,775       8,710        8,776
  Inventories..........................................................   160,916     146,184      139,901
  Other current assets.................................................     8,585       9,377       10,307
  Deferred income taxes................................................     1,853       8,484           32
                                                                       ------------------------------------
       Total current assets............................................   220,726     218,015      212,711
Property and equipment, less accumulated depreciation
  and amortization.....................................................    38,690      34,996       34,844
Other assets...........................................................     2,851       4,117        4,206
Deferred income taxes..................................................     4,958       4,911       13,695
                                                                       ------------------------------------
                                                                        $ 267,225   $ 262,039    $ 265,456
                                                                       ====================================

Liabilities and Stockholders' Equity
Current Liabilities:
  Short-term bank borrowings                                            $    -      $    -       $     362
  Current maturities of notes payable to Tandy Corporation.............    17,071       6,958        6,958
  Accounts payable.....................................................    15,227      14,039        8,610
  Accounts payable to Tandy Corporation................................       470         429          359
  Accrued expenses.....................................................    26,031      25,104       29,853
  Income taxes payable.................................................    13,689      13,903       14,107
                                                                       ------------------------------------
       Total current liabilities.......................................    72,488      60,433       60,249

Long-term notes payable to Tandy Corporation,
     less current maturities...........................................    22,992      39,833       39,757
9% convertible subordinated debentures.................................    41,797      43,722       42,882
Other liabilities......................................................     5,699       4,725        4,607
                                                                       ------------------------------------
                                                                          142,976     148,713      147,495
                                                                       ------------------------------------
Stockholders' Equity:
  Preferred stock, no par value, 1,000,000 shares
       authorized, none issued or outstanding..........................    -            -             -
  Common stock, $1 par value, 40,000,000 shares
       authorized, 11,034,112, 10,192,767 and 10,090,046
       shares issued and outstanding...................................    11,034      10,193       10,090
  Additional paid-in capital...........................................   111,008     106,376      105,850
  Retained earnings....................................................    25,397      21,373       25,832
  Foreign currency translation effects.................................   (23,190)    (24,616)     (23,811)
                                                                       ------------------------------------
       Total stockholders' equity......................................   124,249     113,326      117,961
                                                                       ------------------------------------
Commitments and contingent liabilities.................................
                                                                        $ 267,225   $ 262,039    $ 265,456
                                                                       ====================================

The comments in Management's Discussion and Analysis of Financial Condition and Results of Operations are an integral part of these statements.

Consolidated Statements of Cash Flows
InterTAN, Inc.

- - -----------------------------------------------------------------------------------------------------------------
(In thousands)                                                 Three months ended             Nine months ended
                                                                    March 31                       March 31
                                                            ---------------------------------------------------------
                                                                1996          1995           1996           1995
                                                            ----------------------------------------------------------
Cash flows from operating activities:
 Net income (loss).......................................... $  (4,108)     $ (5,122)      $  4,024       $  12,582
  Adjustments to reconcile net income to cash
  provided by (used in) operating activities:
   Results from the Australia and U.K. transitional months..       -              -              -           (1,740)
   Depreciation and amortization............................     2,014         2,340          5,827           7,609
   Deferred income taxes....................................     1,125           660          6,708          (1,986)
   Foreign currency transaction (gains) losses, unrealized..         6            (7)         (261)            (452)
   Other....................................................       640          (175)         1,786            (583)

  Cash provided by (used for) current assets and liabilities:
   Receivables..............................................     4,591         5,013         (2,100)         (1,578)
   Inventories..............................................     5,544        19,089        (12,990)          8,236
   Other current assets.....................................    (1,555)       (1,924)           524          (1,632)
   Accounts payable.........................................    (6,185)      (24,533)         1,318          (4,675)
   Accounts and short-term notes payable
        to Tandy Corporation................................       100           (10)            26            (913)
   Accrued expenses.........................................    (8,652)       (8,643)           496          (1,099)
   Income taxes payable.....................................       160           (40)          (346)           (296)
                                                            --------------------------------------------------------

   Net cash provided by (used in) operating activities......    (6,320)      (13,352)         5,012          13,473
                                                            --------------------------------------------------------

Cash flows from investing activities:
 Additions to property and equipment........................    (2,324)       (1,407)        (9,649)         (4,575)
 Proceeds from sales of property and equipment..............       157            41            343           1,396
 Other investment activities................................     1,235          (374)         1,955            (624)
                                                            --------------------------------------------------------

  Net cash used in investing activities.....................      (932)       (1,740)        (7,351)         (3,803)
                                                            --------------------------------------------------------

Cash flows from financing activities:
 Changes in  short-term borrowings, net.....................        -            369             -              369
 Proceeds from issuance of common stock to employee plans...       554         1,015          1,445           2,626
 Proceeds from exercise of stock options....................        -             -             760              -
 Principal repayments on long-term borrowings...............    (3,479)       (3,479)        (6,958)         (3,479)
                                                            --------------------------------------------------------

  Net cash used in financing activities.....................    (2,925)       (2,095)        (4,753)           (484)
                                                            --------------------------------------------------------

Effect of exchange rate changes on cash.....................       281           393            429             243
                                                            --------------------------------------------------------

Net increase (decrease) in cash and short-term investments..    (9,896)      (16,794)        (6,663)          9,429
Cash and short-term investments, beginning of period........    48,493        70,489         45,260          44,266
                                                            --------------------------------------------------------

Cash and short-term investments, end of period.............. $  38,597      $ 53,695       $ 38,597       $  53,695
                                                            ========================================================

The comments in Management's Discussion and Analysis of Financial Condition and Results of Operations are an integral part of these statements.

Consolidated Statements of Stockholders' Equity
InterTAN, Inc.

- - ------------------------------------------------------------------------------------------------------
(In thousands)
                                                                                         Foreign
                                                                                         Currency
                                    Common Stock         Additional       Retained      Translation
                                   Shares   Amount     Paid-in Capital    Earnings       Effects
                                  --------------------------------------------------------------------

Balance at June 30, 1995.......... 10,193   $10,193        $106,376        $21,373       ($24,616)
Net foreign currency
 translation adjustments..........                                                          1,426
Issuance of common stock
 to employee plans................    344       344           2,135
Issuance of common stock
 under stock option plans.........    118       118             642
Issuance of common stock
 upon conversion of debentures....    379       379           1,855
Net income........................                                           4,024
                                  ------------------------------------------------------------------

Balance at March 31, 1996......... 11,034   $11,034        $111,008        $25,397       ($23,190)
                                  ==================================================================

The comments in Management's Discussion and Analysis of Financial Condition and Results of Operations are an integral part of these statements.

EXHIBIT B -     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

            INTRODUCTORY NOTE REGARDING FORWARD LOOKING INFORMATION
            -------------------------------------------------------

With the exception of historical information, the matters discussed herein are forward-looking statements about the business, financial condition and prospects of InterTAN, Inc. (the "Company"). The actual results of the Company could differ materially from those indicated by the forward looking statements because of various risks and uncertainties including, but not limited to, international economic conditions, interest and foreign exchange rate fluctuations, various tax issues, including possible reassessments, changes in product demand, competitive products and pricing, availability of products, inventory risks due to shifts in market conditions, dependence on manufacturers' product development, the regulatory and trade environment, real estate market fluctuations and other risks indicated in the Company's previous filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward looking statements.

                             RESULTS OF OPERATIONS
                             ---------------------

The Company is a retailer of consumer electronics products with locations in Canada, Australia and the United Kingdom. The number of company-operated stores and dealers at March 31, 1996 and 1995 is presented in the table below:

SALES OUTLETS
                         THREE MONTHS ENDED           THREE MONTHS ENDED
                           MARCH 31, 1996               MARCH 31, 1995
                       -----------------------      -----------------------
                       ENDING  OPENED  CLOSED       ENDING  OPENED  CLOSED
CANADA
Company-operated         448       2       3          448       -       1
Dealers                  420       3       5          430       6       8
                       ---------------------        ---------------------
                         868       5       8          878       6       9
                       =====================        =====================
AUSTRALIA
Company-operated         209       2       1          204       -       6
Dealers                  202       2      18          265       -       2
                       ---------------------        ---------------------
                         411       4      19          469       -       8
                       =====================        =====================
UNITED KINGDOM
Company-operated         346       1       2          335       2       1
Dealers                  175      10       0          159       5       6
                       ---------------------        ---------------------
                         521      11       2          494       7       7
                       =====================        =====================

TOTAL
Company-operated       1,003       5       6          987       2       8
Dealers                  797      15      23          854      11      16
                       ---------------------        ---------------------
                       1,800      20      29        1,841      13      24
                       =====================        =====================

OPERATING PROFIT

The Company's operating profit (loss) for each geographic segment for the three and nine-month periods ended March 31, 1996 and 1995 is presented in the following table (in thousands):

                                OPERATING PROFIT
                                ----------------

                                            UNITED   CORPORATE
                      CANADA   AUSTRALIA   KINGDOM    EXPENSES    TOTAL
                      -------  ----------  --------  ----------  --------

Three Months Ended
March 31, 1996        $ 3,589    $  153    $(3,801)    $(1,252)  $(1,311)

Three Months Ended
March 31, 1995        $ 3,285    $ (395)   $(4,150)    $(1,409)  $(2,669)

Nine Months Ended
March 31, 1996        $19,326    $2,370    $(2,874)    $(3,527)  $15,295

Nine Months Ended
March 31, 1995        $20,245    $  870    $   (80)    $(4,195)  $16,840

The impact of foreign exchange fluctuations on the comparison of operating results for the three and nine months ended March 31, 1996 with same periods in the prior year was minimal. The reduction in the operating loss for the three months ended March 31, 1996 reflected sales increases in all three countries as well as an overall increase in margins and a reduction in selling, general and
administrative ("SG&A") expenses as a rate to sales.   The reduction in
operating income for the nine months ended March 31, 1996 is generally reflective of results for the second quarter being below expectations.

NET SALES

Net sales for the quarter ended March 31, 1996 were $108,757,000, an increase of 7.7% over the sales for the same quarter in the prior year of $101,001,000.
When the impact of fluctuations in the value of the US dollar in relation to the currencies of the countries in which the Company operates is removed, the sales increase, in constant dollars, is reduced to 7.3%. Comparative store sales increased by 6.4% over the same quarter in the prior year. Year to date, sales have increased by 1.9% and 1.6% in US dollars and local currency, respectively. Comparative store sales for the nine months ended March 31, 1996 have increased 1.1% over the same period a year ago.

The table which follows shows by country the percentage changes in sales for the quarter and nine months ended March 31, 1996 compared to the corresponding periods in the prior year. Changes are presented in both US dollars and local currencies to illustrate the effects of exchange rate fluctuations. The change in comparative store sales, measured in constant dollars, is also shown:

                                   NET SALES
                                   ---------

                            PERCENTAGE INCREASE (DECREASE)
                            ------------------------------

                        THREE MONTHS ENDED              NINE MONTHS ENDED
                          MARCH 31, 1996                  MARCH 31, 1996
                            LOCAL   COMPARATIVE             LOCAL    COMPARATIVE
                    US$   CURRENCY     STORE       US$     CURRENCY     STORE
                  -----------------------------  -------------------------------

Canada              8.2%    5.3%        4.2%        1.6%      0.1%       0.1%
Australia          23.4%   22.0%       21.3%        9.9%     10.3%      11.8%
United Kingdom    (1.3)%    2.0%        1.0%      (1.7)%    (0.5)%     (2.6)%

While the market for consumer electronics products in Canada continues to be difficult, management is encouraged by the sales performance of RadioShack Canada, which recovered during the third quarter following a second quarter which fell short of management's expectations. A significant increase in revenue from the sale of cellular phones was one of the factors contributing to improved sales in Canada. The overall sales gain was achieved despite ongoing competitive pressure reflecting a sluggish consumer electronics market in Canada. Certain of the Company's competitors experienced sales losses for the quarter.

Management is also encouraged that the sales increases in Australia, which started in the second quarter, have continued. While cellular phone sales have been a major factor driving these sales increases, sales gains were experienced broadly across the product line during the three months ended March 31, 1996. Double digit sales gains were experienced in several of the Company's product categories. As was the case in Canada, the Company's success in Australia occurred at a time when certain retailers were experiencing difficult trading conditions.

In the UK, trading in the High Street market in which the Company operates continues to be difficult. During the three months ended March 31, 1996, a major electronics retailer announced the closure of almost 200 High Street stores. While management believes that these closures will better position the company in the long run, during the closedown process, greater competition could be experienced. Following a difficult second quarter, management views the modest sales gain in the UK in the third quarter with optimism.

The Company's merchandising strategy has also put pressure on sales in the short term in all markets. This strategy includes de-emphasizing the video game business and replacing certain high ticket but low margin branded products with an expanded range of lower ticket but more profitable private label products. This strategy requires sales growth in other products just to remain even with the prior year. Management believes that as its merchandising strategy continues to be implemented, this strategy, together with the Company's many new service initiatives, will have an overall positive impact on sales.

GROSS PROFIT AND COST OF GOODS SOLD

The gross margin percentage increased to 45.4% in the third quarter of fiscal 1996 from 44.2% a year ago, an increase of 1.2 percentage points. The most significant improvement was in the United Kingdom, where margins strengthened by
3.9 percentage points over the same quarter last year. In Canada, margins increased by 0.8 percentage points, while in Australia margins declined by 3.4 percentage points. Year to date, margins are running ten basis points ahead of the Company's objective of a full percentage point gain over the prior year. Management anticipates that this objective will also be achieved for the year as a whole.

Increased sales, a higher gross margin percentage and foreign exchange rate effects all combined to produce an increase in gross margin dollars for the quarter of $4,689,000:

       Increase in margin percentage                $1,132,000
       Increase in sales                             3,265,000
       Foreign exchange rate effects                   292,000
                                                    ----------
                                                    $4,689,000
                                                    ==========

In Canada, a shift in the sales mix from national brands to higher margin house brands and strong cellular sales contributed to the overall improvement in gross margins. The planned de-emphasis of video games and related software was also a factor.

In Australia, several factors contributed to the apparent reduction in trading margins. Margins in Australia last year had benefited from stock taking gains. In addition, in the current quarter, margins were lowered as a result of a writedown of some older generation computers and printers as management prepares to clear those products. If margins were adjusted for these factors, margins would have, on a like for like basis, increased by over one percentage point in Australia.

While margins increased significantly in the United Kingdom, it should be noted that last year's margins had been reduced by a large stock taking loss provision. Management's focus on inventory controls helped ensure that these losses did not recur. The majority of the total margin improvement resulted from a merchandising strategy which places greater emphasis on the Company's higher margin core categories, including parts and accessories and private label goods.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Total selling, general and administrative expenses for the three months ended March 31, 1996 were $48,840,000 compared to $45,678,000 in the third quarter of the prior year, an increase of $3,162,000 or 6.9%. Year to date, SG&A expenses have increased from $148,231,000 to $156,754,000, an increase of $8,523,000 or
5.7%. The effect of foreign currency rate fluctuations on both of these comparisons was not significant.

The following table provides a breakdown of SG&A expenses by major category for the three and nine month periods ended March 31, 1996 (percentages shown are as a rate to sales):

                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
                  --------------------------------------------

(In thousands, except percents)
                       THREE MONTHS ENDED             NINE MONTHS ENDED
                           MARCH 31                       MARCH 31
                        1996          1995           1996            1995
                  -----------------------------  ------------------------------
                  AMOUNT   PCT.   AMOUNT  PCT.    AMOUNT   PCT.   AMOUNT   PCT.
                  ----------------------------   ------------------------------

Advertising       $ 5,344   4.9   $ 4,950   4.9  $ 20,704   5.1  $ 19,677   5.0
Rent               10,110   9.3     9,531   9.4    30,590   7.6    29,591   7.5
Payroll            19,997  18.4    18,562  18.4    63,620  15.8    60,315  15.2
Taxes
 (other than
 income taxes)      3,927   3.6     3,897   3.9    12,636   3.1    12,249   3.1
Telephone &
   Utilities        1,842   1.7     1,886   1.9     5,248   1.3     5,345   1.3
Other               7,620   7.0     6,852   6.7    23,956   5.9    21,054   5.3
                  -----------------------------  ------------------------------

Total             $48,840  44.9   $45,678  45.2  $156,754  38.8  $148,231  37.4
                  =============================  ==============================

Higher investments in advertising, store rent and human resources in all three countries accounted for part of the increase in SG&A expense for the quarter. Other factors contributing to the increase included the new royalty payable to Tandy Corporation and higher repair costs as the "Repair Shop at Radio Shack" initiative is rolled out. These increases were partially offset by a reduction in spending at Corporate Headquarters.

Management's stated objective was to hold SG&A expense as a rate to sales at a level consistent with the prior year. That objective was more than met during the third quarter, as SG&A expense was reduced from 45.2% to 44.9% of sales. However, as sales during the second quarter were short of the Company's expectations, it was not possible to achieve this objective for the nine-month period ended March 31, 1996. While management anticipates continued improvement in the SG&A rate during the fourth quarter, it is likely that there will be an increase in SG&A expense as a rate to sales for the year as a whole.

NET INTEREST EXPENSE

Net interest expense declined by $115,000 from $1,631,000 in the third quarter of fiscal year 1995 to $1,516,000 during the three months ended March 31, 1996. The reduction reflects the scheduled repayment of term debt and the voluntary conversion of some of the Company's convertible debentures by the holders thereof. For similar reasons, net interest expense for the nine months ended March 31, 1996, at $5,163,000, was $879,000 lower than in the same period last fiscal year.

PROVISION FOR INCOME TAXES

An income tax provision of $1,350,000 was recorded during the quarter, primarily relating to the profits of the Canadian subsidiary. In the third quarter of fiscal year 1995, a net tax provision of $736,000 was recorded, as a provision against the profits of the Canadian subsidiary was partially offset by a credit relating to the loss carry-forwards of the Canadian subsidiary. For the nine months ended March 31, 1996, income tax expense of $6,369,000 was recorded compared to a net benefit of $1,638,000 in the first nine months of the prior year. The primary reason for this increase is that during the second quarter of fiscal year 1995, a benefit of $7.1 million was recorded, arising from a reduction in the valuation allowance against the Company's deferred tax assets, resulting from revised estimates with respect to the Company's ability to utilize its deferred tax assets.

NET INCOME PER AVERAGE COMMON SHARE

The Company issued Cdn$60,000,000 aggregate principal amount of 9% convertible subordinated debentures ("Debentures") in the second quarter of fiscal year 1994, which are convertible to common stock at Cdn$8.42 per share. During the first quarter of the current fiscal year, the holders of Cdn$3,188,000 aggregate principal amount of Debentures elected to convert into common stock resulting in an increase of 378,514 common shares outstanding. The Company currently has outstanding 1,449,007 warrants to purchase shares of common stock held by Trans World Electronics Inc. ("Trans World"), a subsidiary of Tandy Corporation ("Tandy"), the Company's principal supplier, at an exercise price of US$6.618 per share. In addition, at quarter end, directors and employees of the Company and its subsidiaries held options to purchase 502,000 shares at prices ranging from $5.31 to $8.1875. Employee options exercised during the three and nine-month periods ended March 31, 1996 resulted in increases of 0 and 118,000 common shares, respectively, outstanding.

Primary and fully diluted net loss per average common share were each $0.38 and $0.51 for the three-month periods ended March 31, 1996 and March 31, 1995, respectively. Because losses were experienced in both quarters, the Debentures, the warrants held by Trans World and the options held by directors and employees were all anti-dilutive. They have, therefore been excluded from both the primary and fully dilutive calculations in each period.

For the nine-month period ended March 31, 1996, primary net income per average common share was $0.37 compared to $1.26 for the same period in fiscal year 1995. The impact of the warrants held by Trans World and the options held by directors and employees resulted in increases in the average number of common shares outstanding for the nine-month period ending March 31, 1996 and March 31, 1995 of 107,000 and 105,000 shares, respectively. The effect of these adjustments on primary net income per average common share during those periods was not material. Fully diluted net income per average common share for the nine-month periods ended March 31, 1996 and March 31, 1995 was $0.34 and $0.89, respectively. This dilution of net income per average common share was primarily attributable to the Debentures.

The dilutive effect of the Debentures and the warrants held by Trans World may be significant in future periods and exchange rate impacts on the Debentures could increase or decrease their dilutive effects.


                              FINANCIAL CONDITION
                              -------------------

Most balance sheet accounts are translated from their values in local currency to US dollars at the respective month end rates. The table below outlines the percentage change, to March 31, 1996, in exchange rates as measured against the US dollar.


                       FOREIGN EXCHANGE RATE FLUCTUATIONS
                       ----------------------------------

                       % INCREASE           % INCREASE
                       (DECREASE)           (DECREASE)
                  FROM MARCH 31, 1995   FROM JUNE 30, 1995
                  --------------------  -------------------

Canada                    2.9                    1.0
Australia                 6.5                   10.3
United Kingdom           (5.8)                  (4.2)

ACCOUNTS RECEIVABLE

Accounts receivable have increased from $8,710,000 at June 30, 1995 to $10,775,000 at March 31, 1996. At March 31, 1996, accounts receivable were $1,999,000 higher than at March 31, 1995. These increases result primarily from increased revenue due from cellular phone carriers as a result of the growth in that business, in particular in Canada and Australia.


INVENTORIES

Inventories have increased from $146,184,000 at June 30, 1995 to $160,916,000 at March 31, 1996, with increases being experienced in Australia and the United Kingdom. Inventories at March 31, 1995 were $139,901,000, with year on year increases experienced in all three countries. The Company's new merchandising strategy, which places greater emphasis on private label products contributed to these increases, as these products require larger order sizes and longer order lead time. Also contributing to the increase in inventories was the improvement in the Company's in-stock position in Australia as well as the broadening of the product assortment. Management believes that the Company's inventory is of good quality and will be sold through in the ordinary course of business without the need for significant mark downs.

PROPERTY AND EQUIPMENT

Property and equipment has increased from $34,844,000 and $34,996,000 at March 31, 1995 and June 30, 1995, respectively, to $38,690,000 at March 31, 1996.
These increases are the result of planned increases in the level of capital investment, primarily in store fixtures and other improvements at store level, for both new and upgraded stores. Previously, the Company's capital spending had approximated depreciation expense, with the result that there were no ascertainable changes in the net property and equipment balance.

CURRENT MATURITIES OF NOTES PAYABLE TO TANDY CORPORATION

Current maturities of notes payable to Tandy have increased from $6,958,000 at March 31, 1995 and June 30, 1995 to $17,071,000 at March 31, 1996. This
increase results from the fact that the Series B Note payable to Trans World in the principal amount of $10,113,000 is now all classified as a current liability, as repayment in full is required in August, 1996.

ACCOUNTS PAYABLE

The level of accounts payable has increased from $14,039,000 and $8,610,000 at June 30, 1995 and March 31, 1995, respectively, to $15,227,000 at March 31, 1996. These increases in accounts payable result primarily from an increase in the level of inventories generally.

INCOME TAXES PAYABLE

Income taxes payable were $13,689,000 at March 31, 1996 as compared to balances at June 30, 1995 and March 31, 1995 of $13,903,000 and $14,107,000,
respectively.

An audit of the Canadian income tax returns of the Canadian subsidiary for the 1987 to 1989 taxation years was completed during fiscal year 1994, resulting in additional tax being levied against the Canadian subsidiary. The Company has appealed these reassessments and, pending the outcome of these matters, the Company, by Canadian law, is required to pay one-half of the tax in dispute.
The tax levied by Revenue Canada in reassessing those years was offset by refunds arising from the carryback of losses incurred in subsequent years. Depending on the ultimate resolution of these issues, the Company could potentially have an additional liability in the range of $0 to $10,000,000. The Company believes it has meritorious arguments in defense of a number of the issues raised by Revenue Canada and it is in the process of vigorously defending its position. It is management's determination that no additional provision need be recorded for these reassessments. In order for the Company to succeed in appealing certain aspects of these reassessments, it must succeed in defending the possible reassessments discussed immediately below.

The Company was advised in August 1995 that Revenue Canada intended to extend the scope of its reassessments to raise certain issues flowing from the spin-off of the Company from Tandy Corporation in fiscal year 1987. Management disagrees with Revenue Canada's views on these issues and will vigorously defend the Company's position should Revenue Canada pursue these issues. Management believes it has meritorious arguments supporting its stance and, accordingly, no additional provision has been recorded for these possible reassessments. Tax assessments related to these issues, if pursued, could potentially range from $13,000,000 to $20,000,000. As required by Canadian law, the Company would be required to post a deposit of one-half of the tax in dispute, including interest, in order to appeal any assessment.

An audit of the Canadian income tax returns of the Canadian subsidiary for the 1990 to 1993 taxation years was commenced during the 1995 fiscal year. While this audit has not yet been completed and no formal report has been issued by Revenue Canada, the Company recently became aware that Revenue Canada may seek to disallow certain interest expense relating to the Canadian subsidiary's former operations in continental Europe. Management believes it has meritorious arguments in support of the deductibility of such interest and is prepared to vigorously defend its position should the Canadian tax authorities proceed with such a challenge. Because Revenue Canada has not fully asserted its position, management is presently unable to reasonably estimate the range of loss which could arise should Revenue Canada ultimately prevail in this matter after all appeals have been unsuccessfully pursued by the Company. Assuming Revenue Canada pursues this matter, in order for the Company to proceed with such appeals, the Company would be required to post a deposit equal to one-half of the 1990-1993 tax in dispute, together with interest. While management is also unable to determine the actual amount of deposit which would be required, management presently believes that the amount would not exceed $5,000,000. As indicated, management believes it has meritorious arguments to support the deductibility of the interest in question and, accordingly, it is management's assessment that no additional provision need be recorded for this possible claim. At this time it is not possible to determine whether any other issues will be raised by Revenue Canada as a consequence of its audit of the 1990 to 1993 taxation years.

An audit of the French branch of the Canadian subsidiary was completed by the French tax authorities in fiscal year 1992 for the 1988 through 1990 taxation years. An assessment of approximately $2,000,000 has been issued. The Company has appealed this assessment. It is management's view that the position of the French tax authorities on this matter is without merit and that the Company will be successful in its appeal process. Accordingly, no provision has been made in the accounts for this assessment. In order to avoid having to pay this tax while the appeal proceeds, the Company has provided the French tax authorities with a letter of guarantee for the amount in dispute.


                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

The Company's principal sources of outside financing are its loans from Tandy, a revolving bank facility and the Debentures.

On August 5, 1993, Tandy, through its wholly-owned subsidiary, Trans World, acquired the debt then outstanding under the Company's Revolving Credit and Term Loan Agreement of $41,748,000. This debt was then restructured as a term loan facility ("Series A Note") bearing interest at 8.64%. It is payable semi-annually over a six year period commencing February 25, 1995. In addition, Tandy provided the Company with a $10,113,000 three year loan ("Series B Note") which bears interest at 8.11% and is due on August 25, 1996. The agreement governing these loans is herein referred to as the "Tandy Loan Agreement".

As part of the financial restructuring indicated above, the Company entered into a Merchandise Agreement with Tandy which allows the Company to use Tandy's export unit as its exclusive exporter of products from the Far East through June 30, 2000. The Merchandise Agreement requires the Company to support a percentage of purchase orders placed with Far Eastern suppliers with either letters of credit or cash deposits. The percentage ranges from a low of 60% in the December to April period to a high of 90% in August. In October, 1995 agreement was reached to lower the letter of credit posting requirement on Canadian purchases.

On May 6, 1994, InterTAN Canada Ltd., InterTAN, Inc., and InterTAN U.K. Limited entered into a one-year credit agreement ("Syndicated Loan Agreement") with a syndicate of banks. In April, 1995, the Syndicated Loan Agreement was extended for a further year to April, 1996. Effective March 1, 1996, the Syndicated Loan Agreement was further amended and extended until August 16, 1996. Subsequently, the Company and the banking syndicate have agreed in principle to a further extension of the Syndicated Loan Agreement to August, 1997, subject to the completion of a definitive agreement with respect to such extension; however, there can be no assurance of such renewal. This facility is used to provide letters of credit in support of purchase orders issued to Far Eastern suppliers, for general working capital purposes and to support foreign exchange contracts. At March 31, 1996 there were no borrowings for working capital purposes against the facility. Both the Tandy Loan Agreement and the Syndicated Loan Agreement preclude the Company from paying dividends on its common stock. In addition, the Tandy Loan Agreement and the Syndicated Loan Agreement contain covenants which require the Company to maintain tangible net worth at a specified minimum level and which limit the level of debt due both to Tandy as well as other parties, capital spending, lease commitments and store openings and require the Company to maintain debt to equity and working capital ratios at agreed levels. These loan agreements also require the Company to meet certain interest coverage ratios. At March 31, 1996, the Company was in compliance with these requirements.

During fiscal year 1994, the Company closed a private placement of Cdn$60,000,000 of 9% subordinated convertible debentures which will mature on August 30, 2000. Interest on the Debentures is payable semi-annually, at the end of February and August. At December 31, 1995, Cdn$56,812,000 of Debentures were outstanding. The conversion rate is 118.7310 common shares for each Cdn$1,000 face amount of Debentures, equivalent to a conversion price of approximately Cdn$8.42, or $6.19 per share at the March 31, 1996 exchange rate. The Debentures are subordinated to all senior indebtedness of the Company, including the Company's revolving bank facility and the Tandy Loan Agreement.

Operating activities used $6,320,000 in cash during the three months ended March 31, 1996 compared to $13,352,000 in the third quarter of the prior year. Net income for the quarter, adjusted to reconcile net income to cash, used $323,000 in cash, while using $2,304,000 in cash during the same period in fiscal year 1995. Reductions in inventory levels generated cash of

$5,544,000 in the March 1996 quarter and $19,089,000 in the March 1995 quarter. The effect of this reduction in the rate of inventory decline was more than offset by a reduction in the rate of liquidation of accounts payable, which consumed $6,185,000 in cash during the quarter compared with $24,533,000 a year ago. For the nine months ended March 31, 1996, operating activities contributed $5,012,000 in cash compared with $13,473,000 in the same period of fiscal 1995. Year to date, the increase in the level of inventories has consumed $12,990,000 in cash, whereas a year ago reductions in inventories had generated $8,236,000 in cash. This negative swing in cash was partially offset by a variety of factors, including an increase in cash generated by net income adjusted to reconcile to cash and an increase, rather than a reduction, in the level of accounts payable.

Cash flow from investing activities consumed $932,000 during the current quarter compared with $1,740,000 a year ago. The effect of increases in capital spending over the third quarter of fiscal year 1995, as the Company proceeds with a plan to upgrade and remodel its stores, was more than offset by an increase in cash generated by other investment activities. Year to date, investing activities have consumed $7,351,000 in cash compared to $3,803,000 in the prior year, as the effects of the increased capital spending program were partially offset by an increase in cash generated from other investing activities. Management anticipates that fiscal year 1997 capital spending will continue at a level at least equal to that of the current fiscal year.

During the third quarter of fiscal year 1996, financing activities used $2,925,000 in cash as the effect of cash consumed by principal repayments on long-term debt was partially offset by cash generated from the issuance of common stock to employee plans. During the third quarter of fiscal 1995, financing activities had consumed $2,095,000 in cash, as proceeds from the issuance of shares to employee plans and cash generated from short-term bank borrowings were more than offset by the repayment of long-term debt. Year to date, financing activities have consumed $4,753,000 in cash compared with $484,000 in the same period a year ago, as cash used in the repayment of long-term debt was partially offset by cash generated by the issuance of common stock to employee plans and proceeds received on the exercise of stock options by employees.

The Company's principal use of liquidity in the remainder of fiscal year 1996 will be the funding of capital additions, estimated to be $2.5 million, primarily related to store expansion, remodeling and upgrading. In addition, as discussed above, the Company believes that it is possible the Canadian subsidiary could receive reassessments of tax from Revenue Canada. See "Income Taxes Payable".

The Company's primary sources of liquidity for the remainder of fiscal year 1996 will be its cash and short-term investments on hand, cash generated from operations and available borrowings under the Syndicated Loan Agreement. The Company anticipates that these sources will provide the Company with adequate liquidity to meet its planned cash flow requirements through fiscal year 1996. While the Syndicated Loan Agreement will be used primarily to support letters of credit issued in accordance with the Merchandise Agreement, management believes that it will be necessary to borrow against the facility as inventories are built for the 1996 Christmas selling season. Additionally, the Company will be required to seek further liquidity to provide it with the resources to build inventories as the 1996 Christmas selling season approaches and possibly for deposits required on potential contested tax reassessments. Management is currently in advanced negotiations with lenders involving a plan to increase the Company's liquidity to the required level. Alternatives under consideration include increasing the credit line under the existing facility, augmented by additional bank support outside of the Syndicated Loan Agreement. Management has agreed in principle with its banking syndicate to a renewal of such facility consistent with the plan presently under discussion and believes that the additional financing presently being sought will be obtained; however, there can be no assurance of such renewal on terms acceptable to the Company or that such additional financing will be obtained. The plan under negotiation would provide the Company with sufficient additional liquidity to meet its requirements through fiscal year 1997, including payments of principal and interest under the Tandy Loan Agreement aggregating $15,354,000 required in August, 1996, provided the amount of any additional tax deposits were not at the upper end of the ranges described above. If this were the case, the Company would be required to seek additional sources of liquidity. Management is currently in the process of studying additional funding alternatives. However, there can be no assurance that additional funding would be available, if required.


                                 CONTINGENCIES
                                 -------------

A claim by a former employee for damages for wrongful dismissal remains outstanding. The Company is vigorously defending this action. The Company believes that the possible range of loss in the matter is not material, and has recognized a provision representing its best estimate of the liability which may ultimately arise from this claim. In February 1996, the Company settled a lawsuit with a former executive officer for an amount within the reserve established by the Company relating to the claim.

In the fourth quarter of fiscal year 1993, the Company recorded a pre-tax charge of $77,400,000 in connection with the Company's plan to close its continental European retail operations. This provision represented management's best estimate of the costs of inventory liquidation, lease commitments, payroll and severance, other operating costs during the shutdown period and losses on the disposal of fixed assets and leasehold interests. The shutdown process is now substantially complete. Management believes that the remaining provision of $2,024,000 is adequate to provide for the Company's remaining obligations in Europe, including claims brought against the Company by former employees, dealers and franchisees.

Apart from these matters and those described under "Income Taxes Payable", there are no material pending legal proceedings or claims, other than routine litigation incidental to the Company's business, to which the Company or any of its subsidiaries is a party, or to which any of its property is subject.

                         BASIS OF FINANCIAL STATEMENTS
                         -----------------------------

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements", and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with accounting principles and practices (including consolidation practices) as reflected in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, and, in the opinion of the Company, include all adjustments necessary for fair presentation of the Company's financial position as of March 31, 1996 and 1995 and the results of its operations and its cash flow for the three and nine months ended March 31, 1996 and 1995. Such adjustments are of a normal and recurring nature. Operating results for the three and nine months ended March 31, 1996 are not necessarily indicative of the results that can be expected for the fiscal year ended June 30, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

                          PART II - OTHER INFORMATION


ITEM 1    LEGAL PROCEEDINGS

          The matters discussed in the first paragraph under the heading "Contingencies" herein above are incorporated herein by reference.


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were put to a vote of the stockholders during the three-month period ended March 31, 1996.


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits Required by Item 601 of Regulation S-K:

               Exhibit No.                     Description
               -----------                     -----------
[S]                                 [C]

                 3(a) Restated Certificate of Incorporation (Filed as Exhibit 3(a) to InterTAN's Registration Statement on Form 10 and incorporated herein by reference).

                 3(a)(i) Certificate of Amendment of Restated Certificate of Incorporation (Filed as
                                    Exhibit 3(a)(i) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

                 3(a)(ii) Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (Filed as Exhibit 3(a)(i) to InterTAN's Registration Statement on Form 10 and incorporated herein by reference).

                 3(b) Bylaws (Filed as Exhibit 3(b) to InterTAN's Registration Statement on Form 10 and incorporated herein by reference).

                 3(b)(i) Amendments to Bylaws through August 3, 1990 (Filed as Exhibit 3(b)(i) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1990 and incorporated herein by reference).

                 3(b)(ii) Amendments to Bylaws through May 15, 1995 (Filed as Exhibit 3(b)(ii) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

                 4(a) Articles Fifth and Tenth of the Restated Certificate of Incorporation (included in
                                    Exhibit 3(a) above).

                 4(b) Amended and Restated Rights Agreement between InterTAN, Inc. and The First National Bank of Boston (Filed as Exhibit 4(b) to InterTAN's report on Form 8-K dated September 25, 1989 and incorporated herein by reference).

                 4(c) Trust Indenture securing the issue of 9% Convertible Subordinated Debentures due August 30, 2000 (Filed as Exhibit 4(c) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1993 and incorporated herein by reference).

                10(a) Second Amendment to InterTAN Advertising Agreement dated to be effective as of January 1, 1996.

                10(b) Third Amendment to Merchandise Agreement dated February 1, 1996.

                10(c) Amending Agreement dated March 1, 1996 between, among others, InterTAN, Inc. and Canadian Imperial Bank of Commerce.

                11                  Computation of Earnings Per Share.

                27                  Article 5 Financial Data Schedule.

                99                  Reclassification of Prior Year Balances.

          b)   Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             InterTAN, Inc.
                                              (Registrant)



Date:  May 13, 1996                     By:/s/James T. Nichols
                                           -------------------------------------
                                           James T. Nichols
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



                                        By:/s/Douglas C. Saunders
                                           -------------------------------------
                                           Douglas C. Saunders
                                           Vice President and Corporate
                                           Controller (Principal Accounting
                                           Officer)