Form 10-K
period 1996-06-30
INTERTAN INC
filed 1996-09-27
CIK 803227

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 (FEE REQUIRED)
                      For the Fiscal Year Ended June 30, 1996
                                                -------------

                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


      For the transition period from ________________to _________________
                 .
      Commission file number 1-10062
                             -------

                                 InterTAN, Inc.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                       75-2130875
- ---------------------------------               --------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

201 Main Street, Suite 1805
Fort Worth, Texas                                             76102
- ---------------------------------               --------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:        817-348-9701
                                                --------------------------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
- ---------------------------------      -----------------------------------------
Common Stock, par value $1.00 per share*              New York Stock Exchange
(*Includes related preferred stock purchase rights)

Securities registered pursuant of Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 16, 1996 was $70,702,675 based on the New York Stock Exchange closing price on such date.

        As of September 16, 1996 there were 11,312,428 shares of the registrant's Common Stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the 1996 Annual Report to Stockholders are attached as
Exhibit 13 to this Annual Report on Form lO-K and are incorporated by reference into parts I, II and IV. Portions of the definitive Proxy Statement for the 1996 Annual Meeting of Stockholders are incorporated by reference into Part III. With the exception of those portions which are incorporated by reference in this Annual Report on Form 10-K the 1996 Annual Report to Stockholders and the definitive l996 Proxy Statement are not to be deemed incorporated into or filed as part of this Report.


                                    PART I

Item 1. BUSINESS

        InterTAN was incorporated in the State of Delaware in June 1986 in order to receive from Tandy Corporation ("Tandy") the assets and businesses of its foreign retail operations, conducted in Canada under the "RadioShack" and "Tandy Computer Center" trade names, in Australia under the "Tandy Electronics" trade name and in the United Kingdom and Europe under the "Tandy" trade name. Following the transfer of assets, on January 16, 1987 Tandy distributed shares of InterTAN common stock to the Tandy stockholders in a tax free distribution on the basis of one InterTAN share for every ten Tandy shares held. Thus Tandy effected a spin-off and divestiture of its entire foreign retail operations and its then entire ownership interest in InterTAN and its operations, thereby constituting InterTAN as an independent public corporation.

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

        This report contains certain forward looking statements about the business and financial condition of InterTAN, Inc. ("InterTAN" or the "Company"), including various statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The forward-looking statements are reasonably based on current assumptions regarding important risk factors. Accordingly, actual results may vary significantly from those expressed in the forward looking statements, and the inclusion of such statements should not be regarded as a representation by the Company or any other person that the anticipated results expressed therein will be achieved. The following information sets forth certain factors that could cause the actual results to differ materially from those contained in forward looking statements.

        Reliance on Tandy Relationship. Tandy, including certain of its affiliates, is the Company's principal supplier, is the licensor of the Company's principal trade names, and is a secured creditor of the Company. Maintaining its contractual relationships, particularly the supply and license arrangements, with Tandy is critical to the Company. The loss of such relationships with Tandy would have a material adverse effect on the Company. See "Business - Suppliers", "- Merchandise, License and Advertising Agreements" and Note 3 to the Notes to Consolidated Financial Statements contained in InterTAN's 1996 Annual Report to Stockholders.

        Quarterly Variations; Seasonality. The Company's quarterly results of operations may fluctuate significantly as the result of the timing of the opening of, and the amount of net sales contributed by, new stores and the timing of costs associated with the selection, leasing, construction and opening of new stores, as well as seasonal factors, product introductions and changes in product mix. The Company's business is seasonal, with sales and earnings being relatively lower during the fiscal quarters other than the second fiscal quarter which includes the Christmas selling season. Adverse business and economic conditions during this period may adversely affect results of operations. In addition, excluding the effects of new store openings, the Company's inventories and related short-term financing needs are seasonal, with the greatest requirements occurring during its second fiscal quarter. The Company's financial results for a particular quarter may not be indicative of results for an entire year and the Company's revenues and/or expenses will vary from quarter to quarter. The Company's operating results may also be affected by changes in global economic conditions in the markets where its stores are located, as well as by weather and other natural conditions. See "Business - Other - Seasonality" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Competition. The retailing industry in which the Company operates is highly competitive. Products substantially similar to those sold through the Company's retail outlets are sold by many other retail stores, including department and discount stores, consumer electronics chains and computer outlets. The nature and extent of competition differs from store to store and also from product line to product line. Certain of the Company's competitors are larger, have a high degree of market recognition and have greater resources, financial or otherwise, than the Company. In addition, some large United States retailers have recently expanded into the Canadian market.

        The Company believes that the major competitive factors in its businesses include customer service, store location, product availability and selection, price, technical support, and marketing and sales capabilities. The Company's utilization of trained personnel and the ability to use national and local advertising media in each country in which it operates are important to the Company's ability to compete in its businesses. Given the highly competitive nature of the retail industry, no assurances can be given that the Company will continue to compete successfully with respect to the above-referenced factors. See "Business - Geographic Analysis."

        Product Supply. The Company's merchandise strategy places heavy emphasis on private label products. These products are typically sourced for the Company in the Far East and manufactured to the Company's order and specification. Consequently, private label products require larger minimum order quantities and longer lead times than nationally branded product which is generally available locally on reasonably short notice. There can be no assurance that the Company will be able to arrange for the production of private label goods to the level required to meet its merchandising objectives. The private label goods being sourced by the Company in the Far East are also typically purchased by Tandy and are, therefore manufactured to North American standards. These products are, with minor, and in many cases no, modifications, suitable for sale in Canada. However, the Company's Australian and U.K. operations require products using voltage and other specifications which differ from North American standards. There can be no assurance that vendors will agree to manufacture products to these specifications in quantities that are affordable to the Company. Delays in the timing of arrival of goods from the Far East could also have an adverse impact on the Company's business, particularly delays during the Christmas selling season. See "Business - Business Strategy" and "- Products."

        Dependence on Product Development. The Company's operating results are, and will continue to be, subject in part to the introduction and acceptance of new products in the consumer electronics industry. Fluctuations in consumer demand, which could be caused by lack of successful product development, delays in product introductions, product related difficulties or lack of consumer acceptance, could adversely affect the growth rate of sales of products and services and could adversely affect the Company's operating results. The Company's operating results are also affected by its ability to anticipate and quickly respond to the changes taking place in its markets as consumers' needs, interests and preferences alter with time. There can be no assurance that the Company will be successful in this regard. See "Business - Products and Distribution" and "- Business Strategy - Strategic Alliances."

        Offering Additional Products and Services. The Company's strategy, particularly in Canada due to its alliance with Rogers Cantel, Inc., includes offering additional communications products and services, which may include, among others, paging, cable television, home security monitoring and communication, cellular phone service, local phone service, and Internet access. Entry into new markets entails risks associated with the state of development of the market, intense competition from companies already operating in those markets, potential competition from companies that may have greater financial resources and experience than the Company, and increased selling and marketing expenses. There can be no assurance that the Company's products or services will receive market acceptance in a timely manner, or at all, or that prices and demand in new markets will be at a level sufficient to provide profitable operations. See "Business - Products and Distribution" and "- Business
Strategy - Strategic Alliances."

        Reliance on Successful Expansion. The Company's success is dependent in part upon its ability to open and operate new stores on a profitable basis and to increase sales at existing stores. The Company's performance is also dependent to a significant degree upon its ability to hire, train and integrate qualified employees into its operations. The Company plans to open approximately 20 new stores in fiscal 1997. There can be no assurances that the Company will be able to locate and obtain favorable store sites to meet its expansion goals, attract and retain competent personnel, open new stores on a timely and cost-efficient basis or operate the new and existing stores on a profitable basis. The Company plans to open new stores in existing markets, which may result in the diversion of sales from existing stores and thus some reduction in comparable store sales. See "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Net Sales and Operating Revenues."

        Need for Additional Financing. The Company requires substantial capital to fund its inventory purchases and store openings and renovations. Consequently, the Company's ability to grow and the future of its operations will be affected by the availability of financing and the terms thereof. There can be no assurance that the Company will have access to the financing necessary to meet its growth plans or that such financing will be available to the Company on favorable terms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

        Possible Income Tax Reassessments. The Company is in discussion with Revenue Canada regarding several issues relating to the Company's spin-off from Tandy and the Company's former operations in continental Europe. If Revenue Canada were to prevail in its stated position on these matters, after the Company had unsuccessfully pursued a11 rights of appeal, the Company would likely need to seek additional financing. Depending on the level of reassessments, the Company may also need to seek additional financing to post deposits necessary to pursue its rights of appeal. There can be no assurance that such additional financing would be available. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Income Taxes" and "- Liquidity and Capital Resources."

        Management Information Systems. The Company's success is dependent to a significant degree upon the accuracy and proper utilization of its management information systems. For example, the Company's ability to manage its inventories, accounts receivable, accounts payable and to price its products appropriately, depends upon the quality and utilization of the information generated by its management information systems. In addition, the success of the Company's expansion plan is dependent to a significant degree upon its management information systems. The failure of the Company's management information systems to adapt to business needs resulting from, among other things, expansion of its store base and the further development of its various businesses, could have a material adverse effect on the Company. See "Business-Management Information Systems."

        Volatility of Stock Price. The price of the Common Stock may be subject to significant fluctuations in response to the Company's operating results, developments in the consumer electronics industry, general market movements, economic conditions, and other factors. For example, announcements of fluctuations in the Company's, its vendors' or its competitors' operating results, and market conditions for growth stocks or retail industry stocks in general, could have a significant impact on the price of the Common Stock. In addition, the U.S. stock market in recent years has experienced price and volume fluctuations in general that may have been unrelated or disproportionate to the operating performance of individual companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price of the Common Stock and the ability of the Company to access the capital markets, if necessary, to finance its future operations. See "Market for the Registrant's Common Equity and Related Stockholder Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

        Currency Fluctuation and Global Economic Risks. The Company's financial results are reported in U.S. Dollars. Due to the structure of the Company's operations, possible periodic fluctuation of local currencies against the U.S. dollar will have an impact on the Company's financial results. The Company's subsidiaries conduct business in several foreign currencies; accordingly, depreciation in the value of those currencies against the U.S. dollar reduces earnings as reported by the Company in its financial statements. The Company and its subsidiaries purchased approximately 30% of their inventory through Tandy in fiscal 1996. These purchases were all made in U.S. dollars and the products purchased were sold in Canada, the United Kingdom and Australia in local currencies.

Accordingly, exchange rate fluctuations could have a significant effect on the Company's gross margins. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

        Currency exchange rates may fluctuate significantly over short periods of time. Such rates generally are determined by the forces of supply and demand in the foreign exchange markets and the relative merits of investments in different countries, actual or perceived changes in interest rates, and other complex factors, as seen from an international perspective. Currency exchange rates also can be affected unpredictably by intervention by U.S. or foreign governments or central banks, or the failure to intervene, or by currency controls or political developments in the United States or abroad.

        Furthermore, due to the nature of the Company's operations, the operating results of the Company may, from time to time, be generally affected by global economic and political conditions and such conditions in each particular country in which the Company operates.

DESCRIPTION OF BUSINESS

        InterTAN is engaged principally in the sale of consumer electronics products and services through company-operated retail stores and dealer outlets in Canada, the United Kingdom and Australia. The Company also sells product to direct resellers and end users in certain European countries where the Company has no company-operated stores or licensed dealers. InterTAN's ongoing retail operations are conducted through three wholly-owned subsidiaries, InterTAN Australia Ltd. ("InterTAN Australia"), a New South Wales corporation which operates in Australia under the trade name "Tandy Electronics", InterTAN Canada Ltd. ("InterTAN Canada"), an Alberta corporation which operates in Canada under the trade name "RadioShack", and InterTAN U.K. Limited ("InterTAN U.K."), a U.K. corporation which operates in the United Kingdom under the "Tandy" trade name. As used herein, "InterTAN" or "Company" sometimes collectively refers to InterTAN, InterTAN Australia, InterTAN Canada and InterTAN U.K., accordinng to the context.

        In May 1993, InterTAN announced it was discontinuing its continental European operations. These operations were closed during fiscal year 1994. In addition, InterTAN Canada no longer trades under the Tandy Computer Center trade name.

        As at June 30, 1996, InterTAN's company-operated retail stores and dealers totaled 1,780 consisting of 450 company-operated and 402 dealer stores in Canada, 345 company-operated and 171 dealer stores in the U.K., and 210 company-operated and 202 dealer stores in Australia. InterTAN's company-operated retail stores are located primarily in leased premises. The "dealers" included in the above totals are independent retail businesses which operate under their own trade names but are permitted, under dealer agreements, to purchase any of the products sold by company-operated stores. The dealer agreements contain a sub-license permitting such dealer to designate its consumer electronics department or business as a "RadioShack Dealer", a "Tandy Dealer", or a "Tandy Electronics Dealer", as applicable.

EMPLOYEES

        As at June 30, 1996 InterTAN employed approximately 4,300 persons. Approximately 130 of InterTAN Canada's employees are represented by unions. Those employees are engaged in InterTAN Canada's warehousing and distribution operations and in the Company's stores in the province of Manitoba. Approximately 60 of InterTAN Australia's employees are represented by three separate unions. Approximately 30 of those individuals are employed in warehousing operations while the balance, who are repair technicians and security monitoring staff, are represented by separate unions.

PRODUCTS AND DISTRIBUTION


        InterTAN's stores carry a broad range of private label and brand name, moderately priced, quality consumer electronics products. The Company's private label products are similar, and in many instances identical, to those sold through Tandy's RadioShack retail stores in the United States. The selection of products offered for sale is comprehensive ranging from, among other things, small parts and accessories to large ticket items such as stereo systems and computers. Classes of product include: parts and accessories, audio and video products, computer hardware and software, communication equipment, cellular phones and other wireless services, personal electronics products, telephones and fax machines, batteries and other small electronic items. It is management's view that the range of products offered by InterTAN is broader than that typically offered by others in the retail consumer electronics industry. The product line in InterTAN stores varies from country to country due to product availability, local laws, regulations and consumer preferences. The trade-marks RadioShack, Optimus and Tandy are used under license from Tandy; the Company's trade-marked brands include Genexxa and Techcessories. See "Merchandise, License and Advertising Agreements - License Agreements." InterTAN also offers its customers a selection of brand name products including, among others, Panasonic, AT&T, Compaq, IBM, Sony, Fisher, Microsoft and Sanyo (the lack of a (R), TM or SM is not intended, regarding a11 of the names referred to herein above, to indicate a lack of registration therefor). These brand name products have been selected to complement InterTAN's own private label lines either as extensions or to offer consumers a choice against which they may compare the relative capability and value of InterTAN'S private label products. Brand name goods are also used to test new products. Products substantially similar to those sold through InterTAN's retail outlets are sold by many other retail stores, including department stores, consumer electronics chains and computer outlets.

        In addition, management believes InterTAN is recognized as the leading retailer of certain categories of products (e.g., scanners and multi-testers), as being a primary source for other specific products (e.g., parts and accessories and cellular phones) and as having the widest selection in a given category (e.g., batteries). These areas of specialty and market leadership typically generate higher gross margin returns relative to certain of the Company's other product lines.

                          1996 SALES BY PRODUCT GROUP
                            (Rounded to nearest 1%)

                        Product Group           Total
                        -----------------------------
                        Audio/Video             18%
                        Parts & Accessories     22%
                        Computers               14%
                        Communications           6%
                        Personal Electronics     9%
                        Other                   31%
                        ---------------------------
                                               100%
                                               ====

        InterTAN believes that it has an efficient product distribution system and efficient store operations systems and procedures. InterTAN has traditionally emphasized store operations and has developed information systems to monitor and control store performance.

        The store format typically incorporates the concept of small, strategically located stores mostly in primary and secondary retailing centers, and provides the customer with convenience and readily available products to meet a wide range of consumer electronic needs. InterTAN emphasizes product knowledge and customer service. Management believes that many customers perceive store personnel as having superior product knowledge and are, accordingly, a trusted information resource for consumers. InterTAN also provides after-sale service for all the products it sells during warranty periods and beyond. The Company has adapted RadioShack USA's "Repair Shop at RadioShack" program in each of its three markets. Under this program the Company offers out of warranty service to customers to repar a wide range of nationally branded electronic products. Regional service centers provide repair capability within a satisfactory turnaround period.

MANAGEMENT INFORMATION SYSTEMS

        The Company has a network of point-of-sale terminals in every company-operated store in each of the three countries in which it operates. Each of the Company's stores has at least one or more computers which serve as point-of-sale terminals and are linked to operations headquarters in the particular country. This information network, referred to as EPOS, provides detailed sales and margin information on a daily basis, updates InterTAN's customer database and provides improved financial controls, as well as acting as a monitor of individual store performance. In Canada and the United Kingdom, EPOS is also linked directly to a system used to automatically replenish a store's stock as inventory is sold. These programs are store specific and not only ensure that stores are fully stocked with inventory in adequate and appropriate quantities but also relieve store managers of time consuming stock ordering duties, leaving them more time to spend with customers and staff. Management is currently in the process of integrating automatic inventory replenishment into the EPOS system in Australia. While various aspects of this system are currently operational, implementation of the entire program will not be completed until the fourth quarter of fiscal year 1997.

SUPPLIERS

        InterTAN acquires approximately 30% of its inventory pursuant to a merchandise agreement with Tandy and acquires the balance from numerous other manufacturers located in the United States and in the countries in which InterTAN has operations. InterTAN uses Tandy's purchasing and export agent, A&A International, Inc. ("A&A"), a wholly-owned subsidiary of Tandy, as its exclusive purchasing agent and exporter in the Far East. See "Merchandise, License and Advertising Agreements - Merchandise Agreements." In addition, InterTAN Canada previously operated a small manufacturing plant which manufactured TV antennas and CB car antennas and packaged miscellaneous parts and accessories. This plant was closed during fiscal 1995 and the products previously manufactured are now purchased locally or directly from Tandy or through A&A.

        InterTAN purchased approximately $95 million of products through Tandy in fiscal 1996. This amount is exclusive of certain costs normally associated with cost of goods such as duties, freight and certain taxes. Under its merchandise arrangements with Tandy, InterTAN may purchase any products which Tandy has available for sale in its then current RadioShack catalog, or those products which may otherwise be reasonably available from Tandy or through A&A. Through its ongoing relationship with Tandy, InterTAN is able to take advantage of Tandy's sourcing strength to obtain products which management believes generate gross margins which are higher than industry averages and which offer enhanced customer value. InterTAN is not materially dependent on any one supplier other than Tandy. See "Merchandise, License and Advertising Agreements."

GEOGRAPHIC ANALYSIS

        The principal geographic areas of operations for InterTAN are Canada, Australia and the United Kingdom. InterTAN closed all company-operated outlets in continental Europe during fiscal year 1994. InterTAN has broader market coverage than most of its competitors due to the large number of stores in each country in which it operates. Market coverage is further enhanced by the dealer networks.

        A table appears in Note 14 to the Consolidated Financial Statements contained in InterTAN's 1996 Annual Report to Stockholders which appears on page 35 of Exhibit 13 to this Annual Report on Form 10-K which shows net sales, operating profit and identifiable assets of the Company by geographic area for the three years ended June 30, 1996. This table is incorporated herein by reference.

        Canada. As at June 30, 1996, InterTAN Canada operated a total of 450 RadioShack stores in Canada. In addition, a network of associated dealers accounts for a further 402 Canadian RadioShack locations. InterTAN Canada uses a form of contract management program in a small number of its company-operated stores.

        The consumer electronics industry in Canada is highly competitive. The influx of "big box" retailers into the Canadian market, some of them with origins in the United States, has added additional pressure to an already competitive marketplace. These conditions have been made even more difficult by the consumer's resistance to the price levels of the most recent generation of personal computers. Further, digital satellite systems, which have made a positive contribution to retailing results in the United States, have yet to be introduced in Canada due to regulatory restrictions and supplier constraints. Management believes that InterTAN Canada's range of products and service orientation differentiate the Company from other consumer electronics retailers in Canada.

        Based on publicly available material, InterTAN believes that the largest retailers in Canada in fiscal 1996 (other than department stores) which have a product line similar to, or competitive with, products offered for sale by InterTAN Canada were:

                        Approximate No. of Stores:
                        -------------------------

Future Shop                        72
Adventure Electronique            139

InterTAN's other main competitors in Canada are department stores, general retailers and other consumer electonics retailers.

        InterTAN Canada's RadioShack stores are very similar to those operated by Tandy in the United States. Because of its geographic proximity to the United States, InterTAN Canada enjoys the benefit of name recognition, and advertising in general, as many of Tandy's advertising programs penetrate the border through media such as cable television and print media.

        The Company is the market leader in Canada in the number of retail locations and offers the broadest geographic coverage. InterTAN Canada also maintains a strong presence in secondary retail markets through its dealer network.

        InterTAN Canada has a broad customer base. Management believes that the Company is considered the primary place to shop for products and advice in selected niches such as parts and accessories, cellular phones and personal electronics.

        United Kingdom. As at June 30, 1996, InterTAN U.K. had 345 company-operated stores and 171 dealer stores in the U.K., all operating under the Tandy name. Management has identified InterTAN U.K.'s primary competitors as:

                        Approximate No. of Stores:
                        -------------------------

Dixons/Curry's Group              771
Regional Electricity Boards       695
Comet (Kingfisher Group)          234

        Consumer electronics retailing is undergoing significant change in the United Kingdom. In the last 18 months, the number of retail outlets has declined by approximately 650; additionally, there has been a shift from traditional "High Street" or similar downtown or in-town locations towards out-of-town centers. While these out-of-town centers account for approximately 35% of total consumer electronics retail sales, they tend to have a much different product mix than stores located in the High Street, with 70% of sales coming from white goods and large brown goods. This shift to out-of-town locations, combined with the closure of several chains which previously traded in downtown locations, has left basically three competitors in the High Street - InterTAN U.K., Dixons and independents. It is management's view that Dixons is InterTAN's most direct competitor in the United Kingdom.

        Management believes that the shift towards out-of-town retailing will provide the Company with several strategic opportunities to fill the retail gap left in the High Street. Management believes that certain customer profiles will continue to shop in High Street locations and there will be continuing customer demand for products such as portable electronics and accessories from recognized retailers in those locations.

        Australia. As at June 30, 1996 InterTAN Australia had 210 company-operated stores and 202 dealer stores. Of the 210 company-operated retail stores, 146 are operated under "contract management" arrangements. Under the contract management arrangement, the store manager is not employed by InterTAN Australia. InterTAN Australia supplies the store inventory. The store manager is generally obliged to build up a cash deposit to InterTAN Australia amounting to 50% of the average stock value at the store. The gross profit attained by the store is split between InterTAN Australia and the contract manager, who is responsible for paying normal operating expenses such as labor and utility costs out of his/her share of the gross profits. Out of its share of the gross profits, InterTAN Australia is responsible for all payments and duties under the relevant store lease and other fixed operating expenses. InterTAN Australia is committed to providing warranty and service back-up, including advertising and training. Management believes that the contract management program is successful in improving margins and reducing costs by placing responsibility for bottom line performance on the contract manager.

        While the retailing of household goods in Australia is showing signs of improvement, performance in this category is still weak in comparison with other retail sectors, such as recreational goods and food. While the drought conditions in certain parts of Australia are improving, the general economic conditions in rural Australia continue to be poor. Further, the entrance into Australia of several new category-killer chains has put pressure on both sales and margins. In prior years, further turmoil was created in the marketplace as several of the Company's competitors went through periods of financial reorganization which resulted in downward pressure on pricing of certain products.

        As the economy in Australia begins to improve, the Company is positioned to take advantage of the opportunity to increase sales by building on its market strengths - a large number of convenient sales outlets, a broad product offering, including many unusual and hard to find items, and a well - trained and service oriented sales staff. With 412 company-operated and dealer locations, InterTAN Australia is Australia's largest consumer electronics retail chain in number of locations.

        Management believes that InterTAN's primary competitors in Australia are:

                        Approximate No. of Stores:
                        --------------------------

                 Vox              240
                 Brash            128
                 Dick Smith        78
                 Harvey Norman     59

There are few fully independent consumer electronics retailers in Australia since many of the independently owned electronics retailers are members of large buying groups such as Betta and Retravision, each having approximately 300 and 525 members, respectively.

Business Strategy

        In recent years, the Company had experienced gradually eroding margins in its markets in Canada, Australia and the United Kingdom. Management believes that one of the factors which contributed to this decline in margins was a shift in the product mix from higher margin private label products, sourced primarily through Tandy, to lower margin nationally branded products. In response to this and other concerns, InterTAN has adopted a business strategy intended to refocus the Company in its unique market niche and to incorporate many of the new service initiatives created by Tandy's RadioShack division. As a first step in implementing this strategy, the Company appointed new management at corporate headquarters and in the Canadian and United Kingdom subsidiaries. A marketing director was also added to the Australian subsidiary. These individuals were recruited not only for their broad-based business skills, but more importantly for their extensive retail experience. The new strategy also involved the relocation of the Company's corporate headquarters from Canada to Fort Worth, Texas. This step was intended to strengthen InterTAN's strategic relationship with Tandy.

        The Company has an agreement with Tandy to enable it to take advantage of certain marketing and service initiatives introduced by RadioShack USA. These include the positioning statement "You've got questions. We've got answers." and the service initiatives: "The Repair Shop at RadioShack"; "RadioShack Express"; and "RadioShack Unlimited". See "Merchandise, License and Advertising
Agreements - Advertising Agreement." Being located in Fort Worth should better enable the Company to maximize the benefits of these new initiatives. The key elements of InterTAN's business strategy are discussed more fully below.

        Products. InterTAN's strategy focuses on a product plan dedicated to profitable sales growth by improving operating margins while at the same time increasing sales. Cornerstones of this plan are a product offering which includes a higher concentration of private label goods, emphasis on core categories, simplifing the number of private label offerings and managing the performance of lower margin product groups. This strategy will be complemented by the introduction of certain of Tandy's service initiatives designed not only to produce revenue in their own right, but also to increase traffic in the Company's stores.

        During fiscal year 1996, the Company's sales consisted of the following:

                Private label goods     59%
                Name brand goods        27%
                Computers               l4%
                                       ----
                                       l00%
                                       ====
        The Company's objective is to gradually increase the percentage in the product mix of higher margin private label goods from the present level. In order to achieve this objective, the Company is working more closely with A&A, which should enable the Company to expand the range of private label products available to its customers and to leverage Tandy's sourcing capabilities to negotiate favorable prices and product offerings with Far East vendors. Increasing the level of private label products in the merchandise mix will be a gradual process as these products require longer lead times. Success in attaining this goal could also be influenced by a surge in popularity of products, such as personal computers and cellular phones, for which no private label offering is currently available.

  InterTAN has identified six categories which yield attractive margins and in which management believes the Company has a strong position in all of its markets. These include parts and accessories, telephones (including answering machines and fax machines), cellular phones, personal electronics products, communications equipment and batteries. These categories are emphasized in the Company's merchandising and marketing programs. InterTAN believes that regular promotion of these items and displaying them in a prominent place in its stores will result in higher sales and margins.

  In prior periods the Company utilized on its private label goods several brand names which were used under license from Tandy. In addition, InterTAN had developed many of its own brand names. Management believes that the numerous private label names then in use not only resulted in customer confusion but also increased the Company's product sourcing and marketing costs. In response to these concerns, the number of private label brand names has been reduced to five. Three of those - RadioShack, Optimus and Tandy - are used under license from Tandy. The remaining two - Genexxa and Techcessories - were developed and are owned by InterTAN and are typically used on private label goods sourced from a supplier other than Tandy.

  The final cornerstone of InterTAN's product strategy is managing the impact of lower margin product categories. These categories include but are not limited to, computers and video games. The Company has de-emphasized sales of video games in all of its operations and will, in most cases, only stock the most popular items. The Company has also reached an agreement in Canada with a leading supplier of video and computer games and software to stock those items in RadioShack Canada stores on a sale or return basis. This has reduced inventory costs and obsolescence risks associated with those products. While computers yield relatively low margins, the Company believes it is necessary to stock and display them to meet customer expectations and to stimulate sales of higher margin accessories and components. To minimize the impact on overall margins, the Company carefully monitors the level of computer sales to ensure that their share of the total sales mix is kept at a manageable level.

  STRATEGIC ALLIANCES. InterTAN has the largest number of sales outlets among consumer electronics retailers in both Canada and Australia and is among the top three in the United Kingdom. The Company has over twenty years of retail experience in all of its markets and is known for its knowledgeable and friendly sales associates. Management believes that there are opportunities to leverage on this strength by forming strategic alliances with other businesses which are also leaders in their respective fields.

  An example of such an alliance is the retail association announced in the fourth quarter of fiscal year 1996 between RadioShack Canada and Rogers Cantel, Inc. ("Cantel"), Canada's only nationally-licensed wireless communications company. Cantel will initially build 70 to 100 retail stores in major malls across Canada; RadioShack Canada will manage the majority of those stores. The stores will predominantly carry Cantel's existing and new products. However, approximately one quarter of the selling space will be devoted to the Company's end products and accessories. Additionally, most of

RadioShack Canada's 450 company-operated stores will exclusively feature Cantel wireless communications products and services. Cantel will fund the fixturing of "Wireless Specialists" sections in those stores for the exclusive offering of Cantel cellular products (including digital), paging and other services. This relationship aligns the Company's consumer electronics retail expertise with Cantel's technological strength.

  The Company has already established alliances with major cellular carriers in both Australia and the United Kingdom and will continue to pursue alliance opportunities, to the extent practicable, in other areas of its business in all three countries.

  RETAIL OPERATIONS. InterTAN will maintain its current strategy of leasing conveniently located stores in malls in Canada, malls and High Street locations in the United Kingdom and malls and street locations in Australia. The Company is also testing smaller formats, including the express store concept and retail kiosks, in Canada and the United Kingdom. These formats feature a targeted range of merchandise in a more compact floor plan and are established in high traffic areas that do not presently have a company-operated store or which could support a second location. A selected number of clearance stores are also being tested in the United Kingdom.

  ADVERTISING. Traditionally, InterTAN's advertising approach has been strongly product and price oriented and skewed heavily toward the utilization of print media with broadcast media support only occurring during the Christmas selling season. During fiscal year 1996, the Company added informative image advertising to promote its strength of having knowledgeable and service oriented sales associates whom consumers can trust to take the "technological mystery" out of their electronics purchases. Also, specific advertising with an emphasis on service was created as The Repair Shop program and other service initiatives were launched in each of the countries, thereby giving consumers additional reasons to buy, other than promotional prices alone. This strategy was supported by additional television image advertising outside of the Christmas period. In addition, InterTAN's flyer, catalog, newspaper insert and other newspaper advertising programs now carry the "You've got questions. We've got answers." positioning statement. The Repair Shop program and additional service initiatives were also featured as they were introduced. The Company continues to rely on a strong flyer program including direct mailings to households, newspaper inserts and other forms of distribution of its pre-printed advertising material. In Canada, for example, during fiscal year 1996 the Company's flyer program reached over 50% of Canadian households on a regular basis. Additional direct mail promotions were made to encourage repeat business in the Company's core categories where it has strong market positions and attractive margins. As well, innovative credit promotions and extended product warranties were offered and featured in the Company's advertising.

  INVENTORY AND DISTRIBUTION. Management believes that initiatives taken in the Management Information Systems area, including the installation of EPOS systems in all three countries and the use of automatic stock replenishment in Canada and the United Kingdom, combined with increased management attention focused on inventory flow, have generated higher inventory turns. The inventory turn ratio had increased steadily in recent years rising from 1.67 for fiscal year 1993 to
1.81 for the 1994 fiscal year and to 1.86 for fiscal year 1995. While management has continued to focus on inventory control, the additional inventory requirements needed to increase sales of private label goods (see "Business Strategy - Products") have made it difficult to maintain inventory turns at fiscal year 1995 levels. Consequently, inventory turns decreased to 1.83 for fiscal year 1996. The larger minimum order size and longer lead time associated with private label purchases present risks that cannot be eliminated.

  Management believes that InterTAN's warehouse facilities are generally well located and efficent in each country. Late in fiscal year 1995, the parts warehouse in Canada was consolidated with the central warehouse to take advantage of excess capacity. This action has resulted in lower costs and improved effectiveness. A number of changes were made to the warehouse in the United Kingdom, including recruitment of new management, changes to the physical layout and improved security, all intended to improve performance, productivity and cost control.

  Management implemented improvements to its material handling systems in fiscal 1994 wich continue to increase productivity. Specifically, an electronic material picking system was installed in InterTAN's Canadian warehouse operations, which has increased the speed, accuracy and efficiency of inventory distribution. During fiscal year 1995, a new system for picking parts was introduced in Canada which has further increased the efficiency of inventory distribution. In the United Kingdom, a conveyorized batch picking system was installed late in fiscal year 1994 which has improved productivity and the flow of goods. During fiscal year 1995, InterTAN U.K. commenced a major enhancement of its computer hardware and software. The roll out of this new system was completed in fiscal year 1996 and has produced improved warehousing and distribution efficiencies. Early in fiscal year 1996, a new carrier was engaged in the United Kingdom to distribute inventory from the warehouse to the stores. One of the benefits of this new arrangement is the more frequent inventory replenishment of the InterTAN U.K. stores.

MERCHANDISE, LICENSE AND ADVERTISING AGREEMENTS

  MERCHANDISE AGREEMENT. In October 1993 the Company and Tandy entered into a new Merchandise Agreement. This agreement requires the Company to use A&A as its exclusive exporter of products from the Far East during the term thereof. Consequently, the Company must pay A&A an annual purchasing agent/exporter fee equal to $1 million plus 0.2% of the Company's consolidated sales in excess of $500 million less certain credits the Company earns by purchasing products from Tandy and A&A.

  The Merchandise Agreement originally required the Company to provide irrevocable letters of credit to A&A in support of 100% of outstanding inventory purchase orders. In May 1994, this provision was amended to lower the level of letter of credit coverage to a minimum of 60% during the December to April period gradually rising to 90% in August. In October, 1995, agreement was reached to further lower the letter of credit requirements on certain Canadian purchases. The Company has recently reached agreement with Tandy whereby the same reduced letter of credit requirements have been extended to the Company's other subsidiaries.

  The terms of the various commissions and fees payable by InterTAN to Tandy under the Merchandise Agreement are to be reviewed by the parties during the six month periods ending June 30, 2000 and June 30, 2005. In the event that satisfactory agreement regarding such terms is not reached following such reviews, the Merchandise Agreement may be canceled by either party following
180 days prior written notice.

  LICENSE AGREEMENTS. In October and November, 1993 the Company entered into a series of license agreements with Tandy. These agreements permit InterTAN to use the "RadioShack" trade name in Canada, the "Tandy" trade name in the United Kingdom and the "Tandy Electronics" trade name in Australia and New Zealand. Effective July 1, 1996, the expiry dates of these license agreements were extended from June 30, 2000 to June 30, 2006, with automatic annual extensions to June 30, 2010. The license agreements may be terminated with five years prior written notice by either party. Each of the license agreements also provides for a license to use certain of Tandy's trademarks. In addition, InterTAN has the right to sublicense to its dealers and franchisees.

  In consideration for these rights, the Company was obliged to pay a royalty of 0.25% of consolidated sales beginning in fiscal year 1996. This royalty will increase by up to 0.25% each fiscal year until it reaches a maximum of up to 1.0% in fiscal year 1999.

  Both the Merchandise Agreement and the license agreements may be revoked by Tandy in the event of a change in control of InterTAN, the default by the Company in payment of certain indebtedness owing to Tandy or a breach of the terms of the agreements.

  The rights to use the trade names licensed by Tandy are currently, and in varying degrees (depending on the country of business), essential to InterTAN's marketing ability. The loss of the licenses, particularly the license for the RadioShack trade name for Canada, could have a material adverse impact on the business of InterTAN. Because Tandy's U.S. advertising program includes television advertising received in parts of Canada, and because InterTAN Canada's RadioShack stores have a high profile and wide acceptance, the license to use Tandy's trademarks in Canada is more valuable than in the other countries in which InterTAN operates.

  ADVERTISING AGREEMENT. In June 1995, the Company announced an advertising agreement (the "InterTAN Advertising Agreement") with Tandy. Under the terms of the InterTAN Advertising Agreement, the Company is entitled to the limited use of certain materials and marks developed by or for Tandy since January 1, 1994, including the service marks and the trademarks "The Repair Shop at RadioShack", "RadioShack Unlimited" and "You've got questions. We've got answers." The right to use any marks covered by the InterTAN Advertising Agreement are vested in the Company by being added to the license agreements described above. In consideration for use of the materials and marks developed during calendar year 1994, the Company paid to Tandy a one-time license fee of $100,000. With respect to materials and marks developed during the term of the agreement, the Company has agreed to pay to Tandy 6% of Tandy's cost, as defined, of developing such materials and marks. The agreement currently expires December 31, 1996 but may, at the Company's request, and at Tandy's option, be extended.

OTHER

  SEASONALITY. InterTAN's business is seasonal, with sales peaking in the November - December Christmas selling season. The United Kingdom and Australian operations were historically reported with a one month lag. Effective with fiscal year 1995, these subsidiaries changed their fiscal year end from May 31 to June 30 to coincide with that of the parent company. This change in reporting did not have a material effect on the annual consolidated financial statements. Cash flow requirements are also seasonal since inventories build prior to the Christmas selling season. Significant inventory growth for all operations typically begins to build in late summer and peaks in mid November.

  COMPETITION. InterTAN is a specialty consumer electronics retailer and management is not aware of any direct competitors in the niche market in which the Company operates in most of InterTAN's markets. However, products substantially similar to many of those sold through InterTAN's retail outlets are sold by many other retail stores, including department and discount stores, consumer electronics chains and computer outlets. See "Geographic Analysis." Some of these competitors have greater resources, financial or otherwise, than InterTAN.

Item 2. PROPERTIES.

  InterTAN owns three facilities consisting of a 412,000 square-foot building (owned by InterTAN Canada) containing office and warehouse space in Barrie, Ontario, Canada, where the headquarters of InterTAN Canada are located, a 152,000 square-foot building (owned by InterTAN Australia) containing office and warehouse space in Mount Druitt, New South Wales, Australia, where the headquarters of InterTAN Australia are located, and a 43,000 square-foot building (owned by InterTAN U.K.) located near Birmingham, England, where the headquarters for InterTAN U.K. and a properties warehouse are located.

  IntertTAN U.K. leases three facilities totaling 136,000 square feet near Birmingham, England in which the Company's distribution center and repair facilities are located.exit


  InterTAN's head office is located in a 6,675 square-foot facility in Fort Worth, Texas.

  With the exception of a retail store being located in each of InterTAN's three owned properties discussed above, InterTAN's retailing operations are primarily conducted in leased facilities. The average store size is between 1,200 and 1,800 square feet.


  For additional information concerning InterTAN's properties, the following sections of Exhibit 13 attached hereto are hereby incorporated by reference:

                                                Page
                                                ----
          Rent Expense                           17
          Retail Square Feet                      1
          Sales Outlets                          13

Item 3. LEGAL PROCEEDINGS.

  With the exception of the matters discussed in Notes 5 and 9 of the Notes to Consolidated Financial Statements contained in InterTAN's 1996 Annual Report to Stockholders which appear on pages 29 and 30 and 32, respectively, of Exhibit 13 attached hereto, such Notes being incorporated herein by reference, there are no material pending legal proceedings, other than ordinary routine litigation incidental to InterTAN's business, to which InterTAN or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                   PART II

ITEM 5.         MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS.

        The principal United States market in which InterTAN's common stock trades is the New York Stock Exchange. The common stock also trades in Canada on the Toronto Stock Exchange.

        The high and low closing sales prices (in U.S. dollars), as reported by the New York Stock Exchange, of InterTan's common stock for each full quarterly period within the two most recent fiscal years are set out below:

        Quarter Ended              High                Low
        -------------              -----               ---
        June 1996                   6 7/8              5 1/4
        March 1996                  6 1/2              4 5/8
        December 1995               9 3/8              7 1/8
        September 1995             10                  7 1/4
        June 1995                   7 7/8              6 5/8
        March 1995                  8 7/8              6 3/4
        December 1994               8 3/4              6 3/4
        September 1994              7 3/8              5 1/2

As of September 16, 1996, there were approximately 11,700 recordholders of InterTAN's common stock.

        InterTAN has never declared cash dividends. Based upon InterTAN's long-term growth opportunities, in the opinion of management, the stockholders are best served by InterTAN pursuing a strategy of reinvesting all profits. Further, InterTAN is currently precluded from paying dividends under both the Tandy Loan Agreement and the Syndicated Loan Agreement.

ITEM 6.         SELECTED FINANCIAL DATA.

        "Financial Highlights" contained in InterTAN's 1996 Annual Report to Stockholders which appears on page 1 of Exhibit 13 attached hereto is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in InterTAN's 1996 Annual Report to Stockholders which appears on pages 13 through 21 of Exhibit 13 attached hereto is incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The following reports, statements and notes contained in InterTAN's 1996 Annual Report to Stockholders which appear on the indicated pages of Exhibit 13 attached hereto are incorporated herein by reference:

        Report of Independent Accountants - page 38
        Consolidated Statements of Operations - Three years ended June 30, 1996
        - page 22
        Consolidated Balance Sheets - Two years ended June 30, 1996 - page 23 Consolidated Statements of Cash Flows - Three years ended June 30, 1996
        - page 24
        Consolidated Statements of Stockholders' Equity - Three years ended June 30, 1996 - page 25
        Notes to Consolidated Financial Statements - pages 26-37

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        There has been no change in independent accountants and no disagreement with any independent accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during the period since the end of fiscal 1995.

                                   PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information called for by this Item with respect to directors and executive officers has been omitted pursuant to General Instruction G(3) to Form 10-K. This information is incorporated by reference from the 1996 definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11.    EXECUTIVE COMPENSATION.

        The information called for by this Item with respect to executive compensation has been omitted pursuant to General Instruction G(3) to Form 10-K. The information is incorporated herein by reference from the 1996 definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information called for by this Item with respect to security ownership of certain beneficial owners and management has been omitted pursuant to General Instruction G(3) to Form 10-K. This information is incorporated by reference from the 1996 definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information called for by this Item with respect to certain relationships and transactions with management and others has been omitted pursuant to General Instruction G(3) to Form 10-K. This information is incorporated by reference from the 1996 definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                    PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a)     Documents filed as part of this report:

                (1)     Financial Statements

                        The consolidated financial statements of InterTAN incorporated by reference in this Form 10-K are listed in the index given in Item 8.

                (2)     Financial Statement Schedules:

                        Financial Statement Schedule VIII is filed herewith.

                        All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1996 Annual Report to Stockholders and included in Exhibit 13 attached hereto.

                (3)     Exhibits required by Item 601 of Regulation S-K:


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

   * 3(b)(iii)  Amended and Restated Bylaws.

     4(a) Articles Fifth and Tenth of the Restated Certificate of Incorporation (included in Exhibit 3(a)).

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

     10(a) InterTAN, Inc. Restated 1986 Stock Option Plan (as amended as of February 22, 1994 and April 18, 1995) (Filed as Exhibit 10(a) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

     10(b) InterTAN, Inc. Restated 1991 Non-Employee Director Stock Option Plan (as amended through February 21, 1994) (Filed as Exhibit 10(b) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

     10(c) Secured Loan Agreement with Trans World Electronics, Inc. (Filed as Exhibit 10(g) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1993 and incorporated herein by reference).

     10(c)(i) First Amendment to Secured Loan Agreement with Trans World Electronics, Inc. dated January 4, 1994 (Filed as Exhibit 10(e)(i) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1994 and incorporated herein by reference).

     10(c)(ii)  Second Amendment to Secured Loan Agreement with Trans World
                Electronics, Inc. dated as of May 6, 1994 (Filed as Exhibit 10(g)(i) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1994 and incorporated herein by reference).

     10(d)      Warrant Agreement with Trans World Electronics, Inc. (Filed as
                Exhibit 10(h) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1993 and incorporated herein by reference).

     10(e) Registration Rights Agreement between InterTAN, Inc. and Trans World Electronics, Inc. (Filed as Exhibit 10(i) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1993 and incorporated herein by reference).

     10(f) Employment Agreement between InterTAN, Inc. and James T. Nichols dated January 1, 1995 (Filed as Exhibit 10(ii) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1995 and incorporated herein by reference).

     10(g) Employment Agreement between InterTAN, Inc. and David S. Goldberg dated February 3, 1995 (Filed as Exhibit 10(iii) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1995 and incorporated herein by reference).

     10(h) Employment Agreement between InterTAN, Inc. and John A. Capstick dated February 20, 1995 (Filed as Exhibit 10(iv) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1995 and incorporated herein by reference).

     10(h)(i) Letter dated December 6, 1995 extending term of employment agreement for John A. Capstick (Filed as Exhibit 10(b) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1995 and incorporated herein by reference).

     10(i) Employment Agreement between InterTAN, Inc. and James G. Gingerich dated March 1, 1995 (Filed as Exhibit 10(v) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1995 and incorporated herein by reference).

     10(j) Employment Agreement between InterTAN, Inc. and Douglas C. Saunders dated March 10, 1995 (Filed as Exhibit 10(vi) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1995 and incorporated herein by reference).

     10(k) Minutes of Settlement dated April 13, 1995 between InterTAN, Inc. and James B. Williams (Filed as Exhibit 10(k) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

     10(1) Retirement and Severance Agreement dated July 31, 1994 between InterTAN, Inc. and Louis G. Neumann (Filed as Exhibit 10(1) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

     10(m) Merchandise Agreement dated October 15, 1993 between InterTAN, Inc., InterTAN Canada Ltd., InterTAN U.K. Limited, InterTAN Australia Ltd., Technotron Sales Corp. Pty. Limited, Tandy Corporation and A&A International, Inc. (Filed as Exhibit 10(m) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1993 and incorporated herein by reference).

     10(m)(i) First Amendment to Merchandise Agreement dated November 1, 1993 (Filed as Exhibit 10(m)(i) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1994 and incorporated herein by reference).

     10(m)(ii)  Second Amendment to Merchandise Agreement dated October 2, 1995
                (Filed as Exhibit 10 to InterTAN's Quarterly Report on Form 10-Q for quarter ended September 30, 1995 and incorporated herein by reference).

     10(m)(iii) Third Amendment to Merchandise Agreement dated February 1, 1996
                (Filed as Exhibit 10(b) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1996 and incorporated herein by reference).

     10(n) License Agreement dated November 4, 1993 between Tandy Corporation and InterTAN Australia Ltd. (Filed as Exhibit 10(n) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1993 and incorporated herein by reference).

     10(o) License Agreement dated November 4, 1993 between Tandy Corporation and InterTAN U.K. Limited (Filed as Exhibit 10(o) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1993 and incorporated herein by reference).

     10(o)(i) First Amendment to License Agreement (United Kingdom) between InterTAN U.K. Limited and Tandy Corporation dated April 21, 1995 (Filed as Exhibit 10(o)(i) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

     10(p) License Agreement dated November 4, 1993 between Tandy Corporation and InterTAN Canada Ltd. (Filed as Exhibit 10(p) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1993 and incorporated herein by reference).

     10(p)(i) First Amendment to License Agreement (Canada) between InterTAN Canada Ltd. and Tandy Corporation dated March 24, 1995 (Filed as
                Exhibit 10(i) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1995 and incorporated herein by reference).

     10(p)(ii)  Second Amendment to License Agreement (Canada), Second Amendment
                to License Agreement (United Kingdom), and First Amendment to License Agreement (Australia and New Zealand), each dated November 9, 1995 (Filed as Exhibit 10(a) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1995 and incorporated herein by reference).

   * 10(p)(iii) Third Amendment to License Agreement (Canada), Third Amendment
                to License Agreement (United Kingdom), and Second Amendment to License Agreement (Australia and New Zealand), each dated June 26, 1996.

     10(q) Credit Agreement dated as of May 6, 1994 (Filed as Exhibit 10(q) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1994 and incorporated herein by reference).

     10(q)(i) Amending Agreement and Extension Agreement, each dated as of April 25, 1995, amending and extending Credit Agreement (Filed as Exhibit 10(q)(i) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

     10(q)(ii)  Amending Agreement dated March 1, 1996, amending and extending
                Credit Agreement (Filed as Exhibit 10(c) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1996 and incorporated herein by reference).

   * 10(q)(iii) Amending Agreement dated June 25, 1996, amending and extending
                Credit Agreement.

     10(r)      Inventory Repurchase Agreement dated as of May 6, 1994 (Filed as
                Exhibit 10(r) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1994 and incorporated herein by reference).

     10(s) InterTAN Advertising Agreement and first amendment thereto (Filed as Exhibit 10(s) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

     10(s)(i) Second Amendment to InterTAN Advertising Agreement dated to be effective as of January 1, 1996 (Filed as Exhibit 10(a) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1996 and incorporated herein by reference).

     10(t) Master Sales Agreement (United Kingdom) dated to be effective as of December 31, 1995, among InterTAN, Inc., InterTAN U.K. Limited, and Tandy Corporation (Filed as Exhibit 10(c) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1995 and incorporated herein by reference).

   * 11         Statement of Computations of Earnings per Share.

   * 13 1996 Annual Report to Stockholders page 1 ("Financial Highlights" only) and pages 13 through 38.

     21 Subsidiaries of InterTAN, Inc. (Filed as Exhibit 21 to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

   * 23         Consent of Independent Accountants

   * 27         Article 5 Financial Data Schedule

- --------------
* Filed herewith


  (b) No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended June 30, 1996.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        InterTAN, Inc.

September 27, 1996                      /s/James T. Nichols
                                        -------------------------------------
                                        James T. Nichols
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 27th day of September 1996 by the following persons on behalf of InterTAN, Inc. and in the capacities indicated.

Signature                               Title
- ---------                               -----

/s/James G. Gingerich                   Senior Vice President and
- --------------------------              Chief Financial Officer
James G. Gingerich                      (Principal Financial Officer)


/s/Douglas C. Saunders                  Vice President and
- --------------------------              Corporate Controller
Douglas C. Saunders                     (Principal Accounting Officer)


/s/John A. Capstick                     Director and
- --------------------------              Chairman of the Board
John A. Capstick

/s/Brian H. Christopher
- --------------------------
Brian H. Christopher                    Director

/s/Clark A. Johnson
- --------------------------
Clark A. Johnson                        Director

/s/Walter F. Loeb
- --------------------------
Walter F. Loeb                          Director

/s/John H. McDaniel
- --------------------------
John H. McDaniel                        Director

/s/W. Darcy McKeough
- --------------------------
W. Darcy McKeough                       Director

/s/Ron. G. Stegall
- --------------------------
Ron G. Stegall                          Director

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES



To the Board of Directors of
InterTAN, Inc.



Our audits of the consolidated financial statements referred to in our report dated September 18, 1996, appearing on Page 38 of the 1996 Annual Report to Shareholders of InterTAN, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K), also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/Price Waterhouse LLP



PRICE WATERHOUSE LLP



Fort Worth, Texas
September 18, 1996

                                                                   SCHEDULE VIII


                                InterTAN, Inc.
                Valuation and Qualifying Accounts and Reserves


(In thousands)


Business Restructuring Reserve

                          Deducted        Deducted        Deducted        Included        Included in      Total
                            from            from          from Other         in           in Other
                          Inventory       Property and    Non-Current     Accrued         Non-Current
                                          Equipment        Assets         Expenses        Liabilities
                          -----------------------------------------------------------------------------------------
Balance, June 30, 1993     $ 25,140        $ 21,926        $ 858           $ 26,507        $  5,400        $ 79,831

Payments and other
     dispositions, net      (25,140)        (21,926)        (858)           (20,127)         (5,400)        (73,451)
                          ---------       ---------       --------        ---------       ---------       ---------

Balance, June 30, 1994         -               -              -               6,380              -            6,380

Credited to cost
     and expense               -               -              -              (1,600)             -           (1,600)

Payments and other
     dispositions, net         -               -              -              (2,170)             -           (2,170)
                          ---------       ---------       --------        ---------       ---------       ---------

Balance, June 30, 1995         -               -              -               2,610              -            2,610

Payments and other
     dispositions, net         -               -              -                  20              -               20
                          ---------       ---------       --------        ---------       ---------       ---------

Balance, June 30, 1996    $    -          $    -          $   -            $  2,630       $      -        $   2,630
                          =========       =========       ========        =========       =========       =========

                                                                   SCHEDULE VIII


                                InterTAN, Inc.
                Valuation and Qualifying Accounts and Reserves


(In thousands)

                                                                 Year ended June 30
                                                    --------------------------------------------
                                                      1996             1995             1994
                                                    ----------       ----------       ----------
Allowance for Doubtful Accounts

        Balance, beginning of year                  $    1,175       $    1,259       $    1,308

        Additions charged to profit and loss               599              126              375

        Accounts receivable charged off,
             net of recoveries                             (28)            (210)            (424)
                                                    ----------       ----------       ----------

        Balance, end of year                        $    1,746       $    1,175       $    1,259
                                                    ==========       ==========       ==========


Deferred Tax Valuation Allowance

        Balance, beginning of year                  $   28,107       $   37,578       $      -

        Additions to valuation allowance                 3,610            3,427           54,987

        Adjustments to valuation allowance                (329)          (9,100)         (17,828)

        Reduction in deferred tax assets                  (927)          (3,690)             -

        Other                                             -                (108)             419
                                                    ----------       ----------       ----------

        Balance, end of year                        $   30,461       $   28,107       $   37,578
                                                    ==========       ==========       ==========

                               INDEX TO EXHIBITS
                               -----------------


  Exhibit No.            Description
  -----------            -----------

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

    *3(b)(iii)           Amended and Restated Bylaws.

     4(a) Articles Fifth and Tenth of the Restated Certificate of Incorporation (included in Exhibit 3(a)).

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

  Exhibit No.            Description
  -----------            -----------

     10(a) InterTAN, Inc. Restated 1986 Stock Option Plan (as amended as of February 22, 1994 and April 18, 1995) (Filed as exhibit 10(a) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

     10(b) InterTAN, Inc. Restated 1991 Non-Employee Director Stock Option Plan (as amended through February 21,
                         1994) (Filed as Exhibit 10(b) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

     10(c) Secured Loan Agreement with Trans World Electronics, Inc. (Filed as Exhibit 10(g) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1993 and incorporated herein by reference).

     10(c)(i) First Amendment to Secured Loan Agreement with Trans World Electronics, Inc. dated January 4, 1994 (Filed as
                         Exhibit 10(e)(i) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1994 and incorporated herein by reference).

     10(c)(ii)           Second Amendment to Secured Loan Agreement with Trans
                         World Electronics, Inc. dated as of May 6, 1994 (Filed as Exhibit 10(g)(i) to InterTAN's Quarterly Report on
                         Form 10-Q for quarter ended March 31, 1994 and incorporated herein by reference).

     10(d)               Warrant Agreement with Trans World Electronics, Inc.
                         (Filed as Exhibit 10(h) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1993 and incorporated herein by reference).

     10(e)               Registration Rights Agreement between InterTAN, Inc.
                         and Trans World Electronics, Inc. (Filed as Exhibit 10(i) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1993 and incorporated herein by reference).

     10(f)               Employment Agreement between InterTAN, Inc. and James
                         T. Nichols dated January 1, 1995 (Filed as Exhibit 10(ii) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1995 and incorporated herein by reference).

     10(g)               Employment Agreement between InterTAN, Inc. and David
                         S. Goldberg dated February 3, 1995 (Filed as Exhibit 10(iii) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1995 and incorporated herein by reference).

  Exhibit No.            Description
  -----------            -----------

     10(h)               Employment Agreement between InterTAN, Inc. and John A.
                         Capstick dated February 20, 1995 (Filed as Exhibit 10(iv) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1995 and incorporated herein by reference).

     10(h)(i) Letter dated December 6, 1995 extending term of employment agreement for John A. Capstick (Filed as Exhibit 10(b) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1995 and incorporated herein by reference).

     10(i)               Employment Agreement between InterTAN, Inc. and James
                         G. Gingerich dated March 1, 1995 (Filed as Exhibit 10(v) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1995 and incorporated herein by reference).

     10(j)               Employment Agreement between InterTAN, Inc. and Douglas
                         C. Saunders dated March 10, 1995 (Filed as Exhibit 10(vi) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1995 and incorporated herein by reference).

     10(k) Minutes of Settlement dated April 13, 1995 between InterTAN, Inc. and James B. Williams (Filed as Exhibit 10(k) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

     10(l) Retirement and Severance Agreement dated July 31, 1994 between InterTAN, Inc. and Louis G. Neumann (Filed as
                         Exhibit 10(l) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

     10(m) Merchandise Agreement dated October 15, 1993 between InterTAN, Inc., InterTAN Canada Ltd., InterTAN U.K. Limited, InterTAN Australia Ltd., Technotron Sales Corp. Pty. Limited, Tandy Corporation and A&A International, Inc. (Filed as Exhibit 10(m) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1993 and incorporated herein by reference).

     10(m)(i) First Amendment to Merchandise Agreement dated November 1, 1993 (Filed as Exhibit 10(m)(i) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1994 and incorporated herein by reference).

  Exhibit No.            Description
  -----------            -----------

     10(m)(ii)           Second Amendment to Merchandise Agreement dated October
                         2, 1995 (Filed as Exhibit 10 to InterTAN's Quarterly
                         Report on Form 10-Q for quarter ended September 30,
                         1995 and incorporated herein by reference).

     10(m)(iii)          Third Amendment to Merchandise Agreement dated February
                         1, 1996 (Filed as Exhibit 10(b) to InterTAN's Quarterly
                         Report on Form 10-Q for quarter ended March 31, 1996 and incorporated herein by reference).

     10(n) License Agreement dated November 4, 1993 between Tandy Corporation and InterTAN Australia Ltd. (Filed as
                         Exhibit 10(n) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1993 and incorporated herein by reference).

     10(o) License Agreement dated November 4, 1993 between Tandy Corporation and InterTAN U.K. Limited (Filed as Exhibit 10(o) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1993 and incorporated herein by reference).

     10(o)(i) First Amendment to License Agreement (United Kingdom) between InterTAN U.K. Limited and Tandy Corporation dated April 21, 1995 (Filed as Exhibit 10(o)(i) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

     10(p) License Agreement dated November 4, 1993 between Tandy Corporation and InterTAN Canada Ltd. (Filed as Exhibit 10(p) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1993 and incorporated herein by reference).

     10(p)(i) First Amendment to License Agreement (Canada) between InterTAN Canada Ltd. and Tandy Corporation dated March 24, 1995 (Filed as Exhibit 10(i) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1995 and incorporated herein by reference).

     10(p)(ii)           Second Amendment to License Agreement (Canada), Second
                         Amendment to License Agreement (United Kingdom), and
                         First Amendment to License Agreement (Australia and New
                         Zealand), each dated November 9, 1995 (Filed as Exhibit
                         10(a) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1995 and incorporated herein by reference).

  Exhibit No.            Description
  -----------            -----------

    *10(p)(iii)          Third Amendment to License Agreement (Canada), Third
                         Amendment to License Agreement (United Kingdom), and
                         Second Amendment to License Agreement (Australia and
                         New Zealand), each dated June 26, 1996.

     10(q)               Credit Agreement dated as of May 6, 1994 (Filed as
                         Exhibit 10(q) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1994 and incorporated herein by reference).

     10(q)(i) Amending Agreement and Extension Agreement, each dated as of April 25, 1995, amending and extending Credit Agreement (Filed as Exhibit 10(q)(i) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

     10(q)(ii)           Amending Agreement dated March 1, 1996, amending and
                         extending Credit Agreement (Filed as Exhibit 10(c) to
                         InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1996 and incorporated herein by reference).

    *10(q)(iii)          Amending Agreement dated June 25, 1996, amending and
                         extending Credit Agreement.

     10(r) Inventory Repurchase Agreement dated as of May 6, 1994 (Filed as Exhibit 10(r) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1994 and incorporated herein by reference).

     10(s) InterTAN Advertising Agreement and first amendment thereto (Filed as Exhibit 10(s) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

     10(s)(i) Second Amendment to InterTAN Advertising Agreement dated to be effective as of January 1, 1996 (Filed as Exhibit 10(a) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1996 and incorporated herein by reference).

     10(t) Master Sales Agreement (United Kingdom) dated to be effective as of December 31, 1995, among InterTAN, Inc., InterTAN U.K. Limited, and Tandy Corporation (Filed as Exhibit 10(c) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1995 and incorporated herein by reference).

  Exhibit No.            Description
  -----------            -----------

    * 11                 Statement of Computations of Earnings per Share.

    * 13 1996 Annual Report to Stockholders page 1 ("Financial Highlights" only) and pages 13 through 38.

      21 Subsidiaries of InterTAN, Inc. (Filed as Exhibit 21 to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

    * 23                 Consent of Independent Accountants.

    * 27                 Article 5 Financial Data Schedule.

_________________
*  Filed herewith