Form 10-Q
period 1996-09-30
INTERTAN INC
filed 1996-11-13
CIK 803227

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

________________________________________________________________________________

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996 or
                                                ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to _________

Commission file number 1-10062
                       -------


                                InterTAN, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Delaware                                            75-130875
------------------------------------------------           -------------------
(State or other jurisdiction of incorporation or              (IRS Employer
               organization)                               Identification No.)


         201  Main Street, Suite 1805
             Fort Worth, Texas                                     76102
------------------------------------------------           ---------------------
   (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:            (817) 348-9701
                                                           ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No ____
                                        -----

At October 31, 1996, 11,349,297 shares of the registrant's common stock, par value $1.00 per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

The Registrant's financial statements at and for the quarter ended September 30, 1996, providing the information required by Rule 10-01 of Regulation S-X, are included herewith as Exhibit A.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 303 of Regulation S-K is included herewith as Exhibit B.

EXHIBIT A -  FINANCIAL STATEMENTS AT AND FOR THE QUARTER ENDED SEPTEMBER 30,
             1996.

Consolidated Statements of Operations
InterTAN, Inc.
-------------------------------------------------------------------------------
(In thousands, except per share data)

                                                                                      Three Months Ended
                                                                                         September 30
                                                                               -------------------------------

                                                                                  1996               1995
                                                                               ------------       ------------
Net sales and operating revenues......................................          $   112,287        $   113,672
Other income..........................................................                  141                203
                                                                               -------------------------------
                                                                                    112,428            113,875
                                                                               -------------------------------
Operating costs and expenses:
        Cost of products sold.........................................               61,557             63,463
        Selling, general and administrative expenses..................               50,847             48,247
        Depreciation and amortization.................................                2,217              1,832
                                                                               -------------------------------
                                                                                    114,621            113,542
                                                                               -------------------------------

Operating income (loss)...............................................               (2,193)               333

Foreign currency transaction gains....................................                 (195)              (148)
Interest expense, net.................................................                1,597              1,738
                                                                               -------------------------------

Loss before income taxes..............................................               (3,595)            (1,257)
Provision for income taxes............................................                1,012                948
                                                                               -------------------------------

Net loss..............................................................          $    (4,607)     $      (2,205)
                                                                               ===============================


Primary net loss per average common share.............................          $     (0.41)    $        (0.21)

Fully diluted net loss per average common share.......................          $     (0.41)    $        (0.21)

Average common shares outstanding.....................................               11,231             10,453

Average common shares outstanding assuming full dilution..............               11,231             10,453

The comments in Management's Discussion and Analysis of Financial Condition and Results of Operations are an integral part of these statements.

Consolidated Balance Sheets
InterTAN, Inc.
--------------------------------------------------------------------------------
(In thousands, except share data)

                                                                           September 30          June 30          September 30
                                                                               1996               1996                1995
                                                                         -----------------------------------------------------
Assets
Current Assets:
  Cash and short-term investments...................................     $     17,482       $     34,096      $       13,392
  Accounts receivable, less allowance for doubtful accounts.........           14,975              9,422              15,193
  Inventories.......................................................          183,014            162,207             175,295
  Other current assets..............................................            8,357              7,628               9,151
  Deferred income taxes.............................................            3,012              3,831               7,124
                                                                         -----------------------------------------------------
       Total current assets.........................................          226,840            217,184             220,155
Property and equipment, less accumulated depreciation
  and amortization..................................................           38,623             39,129              36,556
Other assets........................................................            2,846              2,928               4,024
Deferred income taxes...............................................            2,395              2,392               5,675
                                                                         -----------------------------------------------------
                                                                         $     270,704      $     261,633     $      266,410
                                                                         =====================================================

Liabilities and Stockholders' Equity
Current Liabilities:
  Short-term bank borrowings........................................     $      9,421       $        975      $            -
  Current maturities of notes payable to Tandy Corpo................            6,958              6,958              17,071
  Accounts payable..................................................           31,837             24,082              20,168
  Accounts payable to Tandy Corporation.............................            1,404                894                 188
  Accrued expenses..................................................           24,353             25,833              23,165
  Income taxes payable..............................................           13,126             12,971              14,190
                                                                         -----------------------------------------------------
       Total current liabilities....................................           87,099             71,713              74,782

Long-term notes payable to Tandy Corporation,
  less current maturities   ........................................           19,668             23,070              26,318
9% convertible subordinated debentures..............................           41,711             41,660              41,520
Other liabilities...................................................            5,862              5,678               5,102
                                                                         -----------------------------------------------------
                                                                              154,340            142,121             147,722
                                                                         -----------------------------------------------------

Stockholders' Equity:
  Preferred stock, no par value, 1,000,000 shares
       authorized, none issued or outstanding.......................                -                  -                   -
  Common stock, $1 par value, 40,000,000 shares
       authorized, 11,312,427, 11,172,506 and 10,795,462
       shares issued and outstanding................................           11,312             11,173              10,796
  Additional paid-in capital........................................          112,370            111,678             110,573
  Retained earnings.................................................           14,525             19,132              19,168
  Foreign currency translation effects..............................          (21,843)           (22,471)            (21,849)
       Total stockholders' equity...................................     -----------------------------------------------------
                                                                              116,364            119,512             118,688
                                                                         -----------------------------------------------------
Commitments and contingent liabilities..............................
                                                                         $    270,704       $    261,633      $      266,410
                                                                         =====================================================

The comments in Management's Discussion and Analysis of Financial Condition and Results of Operations are an integral part of these statements.


Consolidated Statements of Cash Flows
InterTAN, Inc.
-----------------------------------------------------------------------------------------
(In thousands)                                                             Three months ended
                                                                              September 30
                                                                 ---------------------------------------
                                                                           1996                  1995
                                                                 ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss....................................................        $    (4,607)           $   (2,205)
  Adjustments to reconcile net loss to
  cash used in operating activities:
  Depreciation and amortization..............................              2,217                 1,832
   Deferred income taxes.....................................                819                   883
   Foreign currency transaction gains, unrealized............                (82)                 (277)
   Other.....................................................                594                   234

 Cash provided by (used for) current assets and liabilities:
  Accounts receivable........................................             (5,481)               (6,283)
  Inventories................................................            (19,919)              (25,600)
  Other current assets.......................................               (824)                  276
  Accounts payable...........................................              7,558                 5,902
  Accounts payable to Tandy Corporation......................                505                  (254)
  Accrued expenses...........................................               (999)               (2,313)
  Income taxes payable.......................................                139                   (23)
                                                                 ---------------------------------------

  Net cash used in operating activities......................            (20,080)              (27,828)
                                                                 ---------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment.........................             (2,167)               (3,042)
 Proceeds from sales of property and equipment...............                 41                   145
 Other investing activities..................................                246                   651
                                                                 ---------------------------------------

  Net cash used in investing activities......................             (1,880)               (2,246)
                                                                 ---------------------------------------

Cash flows from financing activities:
 Changes in  short-term bank borrowings, net.................              8,375                      -
 Proceeds from issuance of common stock to employee plans....                473                   519
 Proceeds from exercise of stock options.....................                  -                   737
 Principal repayments on long-term borrowings................             (3,479)               (3,479)
                                                                 ---------------------------------------
  Net cash provided by (used in) financing activities........              5,369                (2,223)
                                                                 ---------------------------------------

Effect of exchange rate changes on cash......................                (23)                  429
                                                                 ---------------------------------------

Net decrease in cash and short-term investments..............            (16,614)              (31,868)
Cash and short-term investments, beginning of period.........             34,096                45,260
                                                                 ---------------------------------------

Cash and short-term investments, end of period...............        $    17,482            $   13,392
                                                                 =======================================

The comments in Management's Discussion and Analysis of Financial Condition and Results of Operations are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
InterTAN, Inc.
--------------------------------------------------------------------------------
(In thousands)

                                                                                                  Foreign
                                                                                                  Currency         Total
                                           Common Stock          Additional       Retained       Translation    Stockholders'
                                         Shares     Amount     Paid-in Capital    Earnings        Effects          Equity
                                       --------------------------------------------------------------------------------------------
Balance at June 30, 1996.............     11,173    $11,173       $111,678         $19,132        ($22,471)       $119,512
Net foreign currency
 translation adjustments.............        -         -                -              -               628             628
Issuance of common stock
 to employee plans...................        139        139            692            -                -               831
Net loss.............................        -         -                -           (4,607)            -            (4,607)
                                       --------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 1996........     11,312    $11,312       $112,370         $14,525        ($21,843)       $116,364
                                       =============================================================================================

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

             EXHIBIT B -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            INTRODUCTORY NOTE REGARDING FORWARD LOOKING INFORMATION
            -------------------------------------------------------

With the exception of historical information, the matters discussed herein are forward looking statements about the business, financial condition and prospects of InterTAN, Inc. ("InterTAN" or the "Company"). The actual results of the Company could differ materially from those indicated by the forward looking statements because of various risks and uncertainties including, but not limited to, international economic conditions, interest and foreign exchange rate fluctuations, various tax issues, including possible reassessments, changes in product demand, competitive products and pricing, availability of products, fluctuations and other risks indicated in the Company's previous filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward looking statements.

                             RESULTS OF OPERATIONS
                             ---------------------

InterTAN is a retailer of consumer electronics products with locations in Canada ("RadioShack Canada"), Australia ("Tandy Electronics Australia") and the United Kingdom ("Tandy U.K."). As used herein, "InterTAN" or "Company" sometimes collectively refers to InterTAN, RadioShack Canada, Tandy Electronics Australia or Tandy U.K., according to the context. The number of company-operated stores and dealers at September 30, 1996 and 1995 is presented in the table below.

SALES OUTLETS
                              THREE MONTHS ENDED                 THREE MONTHS ENDED
                               SEPTEMBER 30, 1996                SEPTEMBER 30, 1995
                        -------------------------------     ---------------------------
                        ENDING       OPENED      CLOSED     ENDING    OPENED     CLOSED
CANADA
Company-operated *         454           4         -        445           1         2
Dealer/franchise           410          11         3        426           3         6
                        -------------------------------     ---------------------------
                           864          15         3        871          4          8
                        ===============================     ===========================
AUSTRALIA
Company-operated           210           2         2        205           -         -
Dealer/franchise           206           6         -        269          10         1
                        -------------------------------     ---------------------------
                           416           8         2        474          10         1
                        ===============================     ===========================
UNITED KINGDOM
Company-operated           346           1         -        340           5         1
Dealer/franchise           173           2         -        164           1         1
                        -------------------------------     ---------------------------
                           519           3         -        504           6         2
                        ===============================     ===========================
TOTAL
Company-operated         1,010           7         2        990           6         3
Dealer/franchise           789          19         3        859          14         8
                        -------------------------------     ---------------------------
                         1,799          26         5      1,849          20        11
                        ===============================     ===========================

* In addition, the Company operated 4 stores on behalf of Rogers Cantel, Inc.

OPERATING PROFIT

The Company's operating profit (loss) for each geographic segment for the three-month periods ended September 30, 1996 and 1995 is presented in the following table (in thousands):

                               OPERATING PROFIT
                               ----------------

                                            UNITED   CORPORATE
                      CANADA   AUSTRALIA   KINGDOM    EXPENSES    TOTAL
                      -------  ----------  --------  ----------  --------
Three Months Ended
September 30, 1996     $2,740    $589      $(4,498)   $(1,024)    $(2,193)

Three Months Ended
September 30, 1995     $5,041    $ (2)     $(3,646)   $(1,060)    $   333

The impact of foreign exchange fluctuations on the comparison of operating results for the quarter ended September 30, 1996 with same quarter in the prior year was minimal.

NET SALES

Net sales for the quarter ended September 30, 1996 were $112,287,000, a decrease of 1.2% over the sales for the same quarter in the prior year of $113,672,000. When the impact of fluctuations in the value of the US dollar in relation to the currencies of the countries in which the Company operates is removed, the sales decrease in constant dollars is increased to 1.4%. Comparative store sales decreased by 2.4% over the same quarter in the prior year.

The table below shows the percentage changes in sales for the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995. Changes are presented in both US dollars and local currencies to illustrate the effects of exchange rate fluctuations. The change in comparative store sales, measured in constant dollars, is also shown.

                                            NET SALES
                                 -------------------------------
                                 PERCENTAGE INCREASE (DECREASE)
                                       THREE MONTHS ENDED
                                       SEPTEMBER 30, 1996

                                        LOCAL                    COMPARATIVE
                  U.S. DOLLARS          CURRENCY                     STORE
                  -----------------------------------------------------------
Canada               (9.5)              (8.5)                         (9.7)
Australia            17.5               10.4                           7.1
United Kingdom        2.6                3.8                           3.1

Sales at RadioShack Canada are reflective of the difficult retail conditions in that country in recent months. High unemployment and concerns about job security and high consumer debt have contributed to a low level of consumer confidence. Many consumers have been deferring major purchases, notwithstanding some of the lowest interest rates in 30 years. The effect of this consumer concern has been most noticeable at RadioShack Canada in the level of sales of personal computers, as consumers have been resistant to the price points of the latest generation of computers. Lower computer sales accounted for a significant portion of RadioShack Canada's first quarter sales loss. Management believes the required entry level price point has now been achieved with the addition of a new supplier.

Tandy Electronics Australia continues to be the leader in sales performance within the InterTAN group. In the first quarter of fiscal year 1997 sales gains in Australia continued to be broadly based over a wide variety of categories.

Retail conditions in the United Kingdom are beginning to improve and were reflected in the results of Tandy U.K. While the sales results at Tandy U.K. were positive, they did fall short of earlier expectations. One of the factors contributing to this lower than anticipated sales performance was the transition to a new finance company in support of the Company's extended credit program.
As a result of this change, there was a period when Tandy U.K. was unable to offer such programs to its customers, thereby affecting sales of larger ticket items which many customers typically choose to finance. The new program is now in place and a full range of extended credit programs will be available for the important Christmas selling season. Sales of computers were also affected by a low in-stock position as Tandy U.K. moved towards an arrangement with a new supplier. In anticipation of this new arrangement, the Company had stopped buying from its traditional suppliers. The new products are now in place and management anticipates a good performance from this product category during the Christmas quarter. It should be noted, however, that these products are being sold on a commission basis. Accordingly, while sales of these products will make a positive contribution to gross margin, the impact on sales will be less significant than in a traditional retail arrangement.

The strategy of de-emphasizing the volatile video game business continues to place pressure on sales in the short run. This strategy accounted for a reduction in sales of 1.1% during the first quarter of fiscal 1997, requiring sales growth in other areas just to stay even with the prior year.

GROSS PROFIT AND PRODUCTS SOLD

The gross margin percentage increased to 45.2% in the first quarter of fiscal 1997 from 44.2% a year ago, an increase of one full percentage point. Gross margin increases of 1.0, 0.8 and 1.1 percentage points were experienced in each of Canada, Australia and the United Kingdom, respectively.

Overall, gross margin dollars for the quarter increased by $521,000 as a result of the following factors:

                   Increase in margin percentage            $1,100,000
                   Decrease in sales                          (726,000)
                   Foreign exchange rate effects               147,000
                                                            ----------
                                                            $  521,000
                                                            ==========

In Canada, the main factor contributing to the increase in the gross margin percentage was the effect of a significant reduction in the sale of computers which carry margins generally lower than the Company's other products.

In Australia, several factors contributed to the increase in margins, including shifting the sales mix towards more profitable categories and expanding the product range within those categories, particularly parts and accessories. Cellular air time residuals, reflecting cumulative activations, are an important contributor to margins in Australia.

The Company's new warehousing system, combined with better inventory controls generally, contributed to improved margins in the United Kingdom. The Company has also added many new SKU's to the product assortment in the U.K., many of which fall into the higher margin parts and accessories categories. Margins in the U.K. have also been enhanced by broadening the range of private label goods.

While management believes that the Company's merchandising strategy will result in continuing improvement in overall margins, margins may not continue to improve at the rate experienced during the first quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Total selling, general and administrative expenses ("SG&A expenses") for the three months ended September 30, 1996 were $50,847,000 compared to $48,247,000 in the first quarter of the prior year, an increase of $2,600,000. Foreign currency fluctuations accounted for about 6% of this increase.

The following table provides a breakdown of SG&A expenses by major category (percentages shown are of sales):

                                   SELLING, GENERAL  AND ADMINISTRATIVE EXPENSES
                                   ---------------------------------------------

                                                THREE MONTHS ENDED
                                                   SEPTEMBER 30
                                          1996                        1995
                                   ---------------------------------------------
(In thousands, except percents)    AMOUNT        PCT.      AMOUNT       PCT.
                                   ---------------------------------------------
Advertising                        $ 6,459          5.8      $ 5,732       5.0
Rent                                10,474          9.3       10,011       8.8
Payroll                             20,619         18.4       19,661      17.3
Taxes
 (other than income taxes)           4,230          3.8        4,229       3.7
Telephone, telex  and utilities      1,774          1.6        1,762       1.6
Other                                7,291          6.4        6,852       6.0
                                   -------         ----      -------      ----
Total                              $50,847         45.3      $48,247      42.4
                                   =======         ====      =======      ====

Advertising expense increased during the quarter, primarily at Tandy U.K., where additional funds were committed to the advertising budget to develop a television-based program to rebuild the Company's image as a niche retailer.
The addition of 23 net new company-operated stores over the past year contributed to increases in both rent and payroll costs. Rent expense also increased as a result of higher rents on lease renewals and rent reviews. Regular annual salary reviews and an investment in increased and higher quality staff at central units also contributed to an increase in payroll expense. Another factor contributing to increased SG&A spending was the scheduled 25 basis point increase in the royalty payable to Tandy Corporation ("Tandy").

Management's objective is to achieve a 100 basis point improvement in the operating margin percentage (i.e. the change in the gross margin percentage combined with the change in the SG&A percentage). While the gross margin percentage improved by a full percentage point, the effect of this increase in the operating margin was more than offset by the increase in the SG&A percentage, as SG&A spending had been planned assuming a higher level of sales. Management will continue to focus on this issue in future quarters in an attempt to keep SG&A growth more closely aligned with realized sales gains.

NET INTEREST EXPENSE

Net interest expense declined by $141,000 from $1,738,000 in the first quarter of fiscal year 1996 to $1,597,000 during the three months ended September 30, 1996. This decline is primarily due to a reduction in average net debt.

PROVISION FOR INCOME TAXES

The income tax provision of $1,012,000 recognized during the quarter relates primarily to tax on Canadian income. In the first quarter of fiscal year 1996, a net tax provision of $948,000 arose as tax on Canadian income was partially offset by certain tax benefits recognized at the U.S. parent.

NET INCOME PER AVERAGE COMMON SHARE

The primary net loss and fully diluted loss per average common share were both $0.41 for the three months ended September 30, 1996. For the same period a year ago, the primary and fully diluted net loss per average common share were both $0.21. The effect of the Company's 9% convertible subordinated debentures (the "Debentures") was anti-dilutive in each of those periods. The dilutive effect of the Canadian dollar denominated Debentures may be significant in future periods and exchange rate impacts on the Debentures may increase or decrease their dilutive effects.

The Company has outstanding warrants exercisable for 1,449,007 common shares at an exercise price of $6.618 per share. Also, at September 30, 1996, and September 30, 1995 the Company's directors and employees held options to purchase 634,335 and 512,066 common shares, respectively, at exercise prices ranging from $5.31 to $8.1875. No employee or director options were exercised during the quarter. The effects of the outstanding warrants and options were anti-dilutive for both quarters.

                              FINANCIAL CONDITION
                              -------------------

Most balance sheet accounts are translated from their values in local currency to US dollars at the respective month end rates. The table below outlines the percentage change, to September 30, 1996, in exchange rates as measured against the US dollar.

                      FOREIGN EXCHANGE RATE FLUCTUATIONS
                      ----------------------------------

                         % INCREASE             % INCREASE
                         (DECREASE)             (DECREASE)
                  FROM SEPTEMBER 30, 1995   FROM JUNE 30, 1996
                  ------------------------  -------------------
Canada                     (1.5)                    0.1
Australia                   4.7                     0.5
United Kingdom             (1.1)                    0.8

ACCOUNTS RECEIVABLE

Accounts receivable have increased from $9,422,00 at June 30, 1996 to $14,975,000 at September 30, 1996. This increase results mainly from seasonal increases in dealer receivables as those dealers purchase inventories for Christmas. At September 30, 1995, accounts receivable were $15,193,000.

INVENTORIES

The increase in inventory levels from $162,207,000 at June 30, 1996 to $183,014,000 at September 30, 1996 also results primarily from the seasonal build-up of inventories, as the Company prepares for anticipated higher sales during the Christmas period. The Company's merchandising strategy, which places greater emphasis on private label products, also contributed to the increase, as these products require larger order sizes and a longer delivery lead time. The increase in inventories from their level of $175,295,000 at September 30, 1995 is attributable to Tandy U.K., and results from implementation of the merchandising strategy described above. The impact of this strategy was similarly experienced in Canada and Australia a year ago. Management believes the Company's inventories are of good quality and will be sold through in the ordinary course of business without the need for unusual or extensive price discounting.

PROPERTY AND EQUIPMENT

Property and equipment has decreased from $39,129,000 at June 30, 1996 to $38,623,000 at September 30, 1996. The increase in routine capital investments, primarily in store fixtures and upgrades, has been more than offset by depreciation expense. Property and equipment was $36,556,000 at September 30, 1995. During the previous twelve months, the effect of additional investment in property and equipment, including the opening of 23 net new stores, was partially offset by depreciation expense.

CURRENT MATURITIES OF NOTES PAYABLE TO TANDY

Current maturities of notes payable to Tandy have decreased from $17,071,000 on September 30, 1995 to $6,958,000 at September 30, 1996. This decrease results from the re-payment of the Series B Note payable to Trans World Electronics, Inc. ("Trans World"), a subsidiary of Tandy, in the principal amount of $10,113,000. The balances of $6,958,000 at September 30, 1996 and June 30, 1996
represent the amount payable on the Series A Note payable to Trans World over the next twelve months.

Accounts Payable

Accounts payable have increased from $24,082,000 at June 30, 1996 to $31,837,000 at September 30, 1996. This increase results from greater purchasing activity
for the Christmas selling season.   The increase from the September 30, 1995
level of $20,168,000 is explained in part by the general increase in the level of inventories.

INCOME TAXES PAYABLE

Income taxes payable were $13,126,000 at September 30, 1996 compared to balances at June 30, 1996 and September 30, 1995 of $12,971,000 and $14,190,000,
respectively.

An audit of the Canadian income tax returns of the Canadian subsidiary for the 1987 to 1989 taxation years was completed during fiscal year 1994, resulting in additional tax being levied against the Canadian subsidiary. The Company has appealed these reassessments and, pending the outcome of these matters, the Company, by Canadian law, was required to pay one-half of the tax in dispute. The tax levied by Revenue Canada in reassessing those years was offset by refunds arising from the carry-back of losses incurred in subsequent years. Depending on the ultimate resolution of these issues, the Company could potentially have an additional liability in the range of $0 to $10,700,000. The Company believes it has meritorious arguments in defense of a number of the issues raised by Revenue Canada and it is in the process of vigorously defending its position. It is management's determination that no additional provision need be recorded for these reassessments. In order for the Company to succeed in appealing certain aspects of these reassessments, it must succeed in defending the possible reassessments discussed immediately below.

The Company was advised in August 1995 that Revenue Canada intended to extend the scope of its 1987 to 1989 reassessments to raise certain issues flowing from the spin-off of the Company from Tandy in fiscal year 1987. Management disagrees with Revenue Canada's views on these issues and will vigorously defend the Company's position should Revenue Canada pursue these issues. Management believes it has meritorious arguments supporting its stance and, accordingly, no additional provision has been recorded for these possible reassessments. Tax reassessments related to these issues, if successfully pursued, could potentially range from $14,000,000 to $20,000,000. As required by Canadian law, the Company would be required to post a deposit of one-half of the tax in dispute, including interest, in order to appeal any reassessment.

An audit of the Canadian income tax returns of the Canadian subsidiary for the 1990 to 1993 taxation years was commenced during the 1995 fiscal year. While to date no reassessments have been issued by Revenue Canada arising from this audit, the Company has been advised that Revenue Canada is challenging certain interest deductions relating to the Canadian subsidiary's former operations in continental Europe and is proposing to tax certain foreign exchange gains related to such operations. Management estimates that the possible range of loss should Revenue Canada ultimately prevail in these matters, after all appeals have been unsuccessfully pursued by the Company, could range from $18,000,000 to $25,000,000. Assuming Revenue Canada pursues these issues, in order for the Company to proceed with such appeals, the Company would be required to post a deposit equal to one-half of the 1990-1993 tax in dispute, together with interest, which management estimates should not exceed $9,000,000. Management believes it has meritorious arguments in support of the deductibility of such interest and in support of its treatment of the foreign exchange gains and is prepared to vigorously defend its position should the Canadian tax authorities proceed with such a challenge. Accordingly, it is management's assessment that no provision need be recorded for these possible claims.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

Operating activities consumed $20,080,000 in cash during the three months ended September 30, 1996 compared to $27,828,000 in the first quarter of the prior year. Net income for the quarter, adjusted to reconcile net income to cash, consumed $1,059,000 in cash, while generating $467,000 in cash during the same period last year. The seasonal build-up of accounts receivable consumed $802,000 less cash than in the quarter ended September 30, 1995. The build-up in inventories in the first quarter of fiscal 1997 consumed $5,681,000 less in cash than was the case during the three months ended September 30, 1995 when the effects of emphasis on the private label merchandising strategy were experienced, in particular in Canada. Operating activities also benefited from the conservation of cash as accounts payable increased by $7,558,000 during the quarter compared with $5,902,000 a year ago. The pay down of accrued expenses consumed $999,000 in cash during the quarter ended September 30, 1996 compared to $2,313,000 in the same period last year.

Cash flow from investing activities consumed $1,880,000 during the first quarter compared with $2,246,000 a year ago. This decrease is primarily attributable to a reduction in capital spending over the first quarter of fiscal year 1996 as the Company delayed plans to upgrade and remodel its stores until later in fiscal 1997.

During the first quarter of fiscal year 1997, financing activities provided $5,369,000 in cash, as cash consumed by the principal repayment of long-term borrowings was more than offset by an increase in short-term borrowings of $8,383,000 and cash generated from the issuance of common stock to employee plans. During the first quarter of fiscal 1996, financing activities consumed $2,223,000 in cash, primarily as a result of principal repayments of long-term debt.

The Company's principal sources of liquidity during fiscal year 1997 are its cash and short-term investments, its cash flow from operations and its banking facilities.

On May 6, 1994, InterTAN Canada Ltd., InterTAN, Inc., and InterTAN U.K. Limited entered into a one-year credit agreement ("Syndicated Loan Agreement") with a syndicate of banks. This agreement established a one year revolving facility in an amount which is determined using an inventory level calculation not to exceed Cdn$60,000,000 ($44,052,000 at September 30, 1996 exchange rates). This agreement has been renewed and now extends through mid-August, 1997. This facility is used primarily to provide letters of credit in support of purchase orders and, from time to time, to finance inventory purchases. At September 30, 1996, there were borrowings against the credit facility aggregating $9,421,000.

In September 1996, the Company's Australian subsidiaries, InterTAN Australia Ltd. and Technotron Sales Corp. Pty. Ltd., entered into a credit agreement with an Australian bank (the "Australian Facility"). This agreement established a credit facility in the amount of A$12,000,000 ($9,497,000 at September 30, 1996 exchange rates). The Australian Facility has no fixed term and may be terminated at any time upon five days prior written notice by the lender. All or any part of the facility may be used to provide letters of credit in support of purchase orders. A maximum amount of A$5,000,000 ($3,957,000 at September 30, 1996 exchange rates) may be used in support of short-term borrowings. Interest is charged on such borrowings at the Australian Indicator Lending Rate plus 125 basis points. At September 30, 1996, there were no borrowings outstanding against the Australian Facility.

In addition to the credit facilities described above, the Company's principal sources of outside financing have been the Series A Note payable to Trans World and the Debentures.

Both the Series A Note and the Syndicated Loan Agreement preclude the Company from paying dividends on its common stock. Accordingly, any such payment would require the refinancing of any amounts outstanding under these loan agreements or the consent of the Company's banking syndicate and Trans World; there can be no assurance that either event would occur. In addition, the Series A Note and the Syndicated Loan Agreement contain covenants which require the Company to maintain tangible net worth at a specified minimum level and which limit the level of debt due both to Tandy as well as other parties, capital spending, lease commitments and store openings and require the Company to maintain debt to equity and working capital ratios at agreed levels. These loan agreements also require the Company to meet certain interest coverage ratios. At September 30, 1996, the Company was in compliance with these requirements.

The Company's primary uses of liquidity in fiscal year 1997 will include the building of inventory levels for the 1996 Christmas selling season, the funding of capital expenditures and the servicing of debt. The Company anticipates that capital expenditures will approximate $9,300,000 during the remainder of fiscal year 1997, mainly related to store expansion, remodeling and upgrading. The Company's debt servicing requirements in the balance of fiscal year 1997 are estimated to be $6,600,000 and include principal payments on the Series A Note of $3,479,000 as well as interest on the Series A Note and the Debentures. In addition, as previously described, the Company believes that it could possibly receive additional reassessments of tax from Revenue Canada, requiring additional tax deposits. See "Income Taxes Payable."

Management believes that the Company's cash and short-term investments on hand and its cash flow from operations coupled with the Syndicated Loan Agreement and the Australian Facility will provide the Company with sufficient liquidity to meet its planned requirements through fiscal year 1997, provided the amount of any additional tax deposits were not at the upper end of the ranges described above under "Income Taxes Payable." If this were the case, the Company would be required to seek additional sources of liquidity. Management is currently in the process of studying additional funding alternatives. However, there can be no assurance that additional funding would be available, if required.

                                 CONTINGENCIES
                                 -------------

Claims have been made by a former employee for damages for wrongful dismissal totaling approximately $880,000. The Company is vigorously defending this action. The Company believes that the possible range of loss in these matters is less than the amount claimed by this former employee, and the Company has recorded a provision representing its best estimate of any liability which may ultimately arise from these matters.

In the fourth quarter of fiscal year 1993, the Company recorded a pre-tax charge of $77,400,000 in connection with the Company's plan to close its continental European retail operations. This provision represented management's best estimate of the costs of inventory liquidation, lease commitments, payroll and severance, other operating costs during the shutdown period and losses on the disposal of fixed assets and leasehold interests. The shutdown process is now substantially complete. Management believes that the remaining provision of $1,918,000 is adequate to provide for the Company's remaining obligations in Europe, including claims brought against the Company by former employees, dealers and franchisees.

Apart from these matters and those described under Income Taxes Payable, there are no material pending legal proceedings or claims, other than routine litigation incidental to the Company's business, to which the Company or any of its subsidiaries is a party, or to which any of its property is subject.

                         BASIS OF FINANCIAL STATEMENTS
                         -----------------------------

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation SX, "Interim Financial Statements", and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with accounting principles and practices (including consolidation practices) as reflected in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and, in the opinion of the Company, include all adjustments necessary for fair presentation of the Company's financial position as of September 30, 1996 and 1995 and the results of its operations and its cash flow for the three months ended September 30, 1996 and 1995. Such adjustments are of a normal and recurring nature. Operating results for the three months ended September 30, 1996 are not necessarily indicative of the results that can be expected for the fiscal year ended June 30, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

                          PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS


          The various matters discussed under the heading "Contingencies" on page 17 of this Form 10-Q are incorporated herein by reference.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

   a)     Exhibits Required by Item 601 of Regulation S-K:


                    Exhibit No.                      Descript
                    3(a)          Restated Certificate of Incorporation (Filed
                                  as Exhibit 3(a) to InterTAN's Registration on
                                  Statement on Form 10 and incorporated herein
                                  by reference).

                    3(a)(i)       Certificate of Amendment of Restated
                                  Certificate of Incorporation (Filed as Exhibit
                                  3(a)(i) to InterTAN's Annual Report on Form
                                  10-K for fiscal year ended June 30, 1995 and incorporated on June 30, herein by reference).

                    3(a)(ii)      Certificate of Designation, Preferences and
                                  Rights of Series A Junior Participating
                                  Preferred Stock (Filed as Exhibit 3(a)(i) to
                                  InterTAN's Registration Statement on Form 10 and incorporated herein by reference).


                    3(b)          Bylaws (Filed on Exhibit 39b0 to InterTAN's
                                  Registration Statement on Form 10 and
                                  incorporated herein by reference).

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

                    3(b)(iii)    Amended and Restated Bylaws (filed as Exhibit
                                 3(b)(iii)to InterTAN's Annual Report on Form
                                 10-K for fiscal year ended June 30, 1996 and
                                 incorporated herein by reference).

                    4(a)         Articles Fifth and Tenth of the Restated
                                 Certificate of Incorporation (included in
                                 Exhibit 3(a)).

                    4(b)         Amended and Restated Rights Agreement between
                                 InterTAN Inc. and The First National Bank of
                                 Boston (Filed as Exhibit 4(b) to InterTAN's report on Form 8-K dated September 25, 1989 and incorporated herein to herein by reference).

                    4(c)         Trust Indenture securing the issue of 9%
                                 Convertible Subordinated Debentures due August
                                 30, 2000 (Filed as Exhibit 4(c) to InterTAN's
                                 Annual Report on Form 10-K for fiscal year ended June 30, 1993 and incorporated herein by reference).

                    4(d)         Warrant Agreement dated August 5, 1993 between
                                 InterTAN, Inc. and Trans  World  Electronics,
                                 Inc. (filed as Exhibit 10(h) to InterTAN's
                                 Annual Report on Form 10-K for fiscal year ended June 30, 1993 and incorporated herein by reference).

                    *10(a) Amending Agreement dated September 11, 1996 amending the Credit Agreement.

                    *10(b) Fourth Amendment to Merchandise Agreement dated July 1, 1996.

                    *10(c)       Third Amendment to Secured Loan dated July 1,
                                 1996.

                    *11          Statement of Computation of Earnings Per Share

                    *27          Article 5 Financial Data Schedule

------------------
 *  Filed herewith

   b)     Reports on Form 8-K:

          No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           InterTAN, Inc.
                                            (Registrant)



Date:  November 13, 1996               By:/s/James T. Nichols
                                         -------------------
                                         James T. Nichols
                                         President and Chief Executive Officer
                                         (Authorized Officer)


                                     By: /s/Douglas C. Saunders
                                         ----------------------
                                         Douglas C. Saunders
                                         Vice President and Corporate Controller
                                         (Principal Accounting Officer)

                                INTERTAN, INC.

                                   FORM 10-Q

                               INDEX TO EXHIBITS

                    Exhibit No.                      Description
                    3(a)         Restated Certificate of Incorporation (Filed as
                                 Exhibit 3(a) InterTAN's Registration Statement
                                 on Form 10 and incorporated herein by
                                 reference).

                    3(a)(i)      Certificate of Amendment of Restated
                                 Certificate of Incorporation (Filed as Exhibit
                                 3(a)(i) to InterTAN's Annual Report on Form 10-
                                 K for fiscal year ended June 30, 1995 and incorporated herein by reference).

                    3(a)(ii)     Certificate of Designation, Preferences and
                                 Rights of Series A Junior Participating
                                 Preferred Stock (Filed as Exhibit 3(a)(i) to
                                 InterTAN's Registration Statement on Form 10 and incorporated herein by reference).

                    3(b)         Bylaws (Filed on Exhibit 3(b) to InterTAN's
                                 Registration Statement on Form 10 and
                                 incorporated herein by reference).

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

                    3(b)(iii)    Amended and Restated Bylaws (filed as Exhibit
                                 3(b)(iii) to InterTAN's Annual Report on Form
                                 10-K for fiscal year ended June 30, 1996 and
                                 incorporated herein by reference).

                    4(a)         Articles Fifth and Tenth of the Restated
                                 Certificate of Incorporation (included in
                                 Exhibit 3(a)).

                    4(b)         Amended and Restated Rights Agreement between
                                 InterTAN Inc. and The First National Bank of
                                 Boston (Filed as Exhibit 4(b) to InterTAN's report on Form 8-K dated September 25, 1989 and incorporated herein by reference).

                    4(c)         Trust Indenture securing the issue of 9%
                                 Convertible Subordinated Debentures due August
                                 30, 2000 (Filed as Exhibit 4(c) to InterTAN's
                                 Annual Report on Form 10-K for fiscal year ended June 30, 1993 and incorporated herein by reference).

                    4(d)         Warrant Agreement dated August 5,1993 between
                                 InterTAN, Inc. and Trans WorldElectronics,Inc.
                                 (filed as Exhibit 10(h) to InterTAN's Annual
                                 Report on Form 10-K for fiscal year ended June
                                 30, 1993, and incorporated herein by
                                 reference).

                    *10(a) Amending Agreement dated September 11, 1996 amending the Credit Agreement.

                    *10(b)       Fourth Amendment to Merchandise Agreement dated
                                 July 1, 1996.

                    *10(c)       Third Amendment to Secured Loan Agreement dated
                                 July 1, 1996.

                    *11          Statement of Computation of Earnings Per Share

                    *27          Article 5 Financial Data Schedule

-------------------

*  Filed herewith