Form 10-Q
period 1996-12-31
INTERTAN INC
filed 1997-02-13
CIK 803227

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31,1996 or
                                                           ----------------

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from       to

Commission file number 1-10062
                       -------


                                InterTAN, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                        75-2130875
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


  201 Main Street, Suite 1805
     Fort Worth, Texas                                       76102
-------------------------------                ---------------------------------
     (Address of principal                                 (Zip Code)
       executive offices)

Registrant's telephone number, including area code:     (817) 348-9701
                                                     ---------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ---        ---

At January 31, 1997, 11,497,775 shares of the registrant's common stock, par value $1.00 per share, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

The Registrant's financial statements at and for the quarter ended December 31, 1996, providing the information required by Rule 10-01 of Regulation S-X, are included herewith as Exhibit A.


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 303 of Regulation S-K is included herewith as Exhibit B.

EXHIBIT A -  FINANCIAL STATEMENTS AT AND FOR THE QUARTER
             ENDED DECEMBER 31, 1996.

Consolidated Statements of Operations
InterTAN, Inc.
--------------------------------------------------------------------------------
(In thousands, except per share data)

                                                             Three Months Ended               Six Months Ended
                                                                 December 31                     December 31
                                                        ----------------------------    -----------------------------
                                                             1996           1995            1996            1995
                                                        -------------   ------------    -------------   -------------
Net sales and operating revenues........................   $190,934       $181,411        $303,221           $295,083
Other income............................................        115            298             256                501
                                                        -------------------------------------------------------------
                                                            191,049        181,709         303,477            295,584
                                                        -------------------------------------------------------------
Operating costs and expenses:
  Cost of products sold.................................    108,976        103,788         170,533            167,251
  Selling, general and administrative expenses..........     64,895         59,667         115,742            107,914
  Depreciation and amortization.........................      2,379          1,981           4,596              3,813
                                                        -------------------------------------------------------------
                                                            176,250        165,436         290,871            278,978
                                                        -------------------------------------------------------------

Operating income........................................     14,799         16,273          12,606             16,606

Foreign currency transaction gains......................       (731)           (44)           (926)              (192)
Interest expense, net...................................      1,908          1,909           3,505              3,647
                                                        -------------------------------------------------------------

Income before income taxes..............................     13,622         14,408          10,027             13,151
Provision for income taxes..............................      4,145          4,071           5,157              5,019
                                                        -------------------------------------------------------------

Net income..............................................   $  9,477       $ 10,337        $  4,870           $  8,132
                                                        =============================================================


Primary net income per average common share.............   $   0.83       $   0.93        $   0.43           $   0.75

Fully diluted net income per
  average common share..................................   $   0.57       $   0.58        $   0.37           $   0.52

Average common shares outstanding.......................     11,366         11,148          11,298             10,801

Average common shares outstanding
  assuming full dilution................................     18,111         17,893          18,043             17,676


The comments in Management's Discussion and Analysis of Financial Condition and Results of Operations are an integral part of these statements.

Consolidated Balance Sheets
InterTAN, Inc.
--------------------------------------------------------------------------------
(In thousands, except share amounts)

                                                                     December 31        June 30        December 31
                                                                        1996             1996             1995
                                                                    -----------------------------------------------
Assets
Current Assets:
  Cash and short-term investments...................................    $ 53,302         $ 34,096         $ 48,493
  Accounts receivable, less allowance for doubtful accounts.........      14,721            9,422           15,333
  Inventories.......................................................     185,292          162,207          165,384
  Other current assets..............................................       7,550            7,628            7,066
  Deferred income taxes.............................................       1,459            3,831            2,985
                                                                    -----------------------------------------------
       Total current assets.........................................     262,324          217,184          239,261

Property and equipment, less accumulated depreciation
  and amortization..................................................      40,899           39,129           38,382
Other assets........................................................       2,767            2,928            3,951
Deferred income taxes...............................................           -            2,392            4,939
                                                                    -----------------------------------------------
                                                                        $305,990         $261,633         $286,533
                                                                    ===============================================

Liabilities and Stockholders' Equity
Current Liabilities:
  Short-term bank borrowings........................................    $  2,569         $    975         $      -
  Current maturities of notes payable to Tandy Corporation..........       6,958            6,958           17,071
  Accounts payable..................................................      44,943           24,082           21,415
  Accounts payable to Tandy Corporation.............................         593              894              363
  Accrued expenses..................................................      40,854           25,833           34,461
  Income taxes payable..............................................      12,402           12,971           13,478
                                                                    -----------------------------------------------
       Total current liabilities....................................     108,319           71,713           86,788

Long-term notes payable to Tandy Corporation,
     less current maturities........................................      19,745           23,070           26,394
9% convertible subordinated debentures..............................      41,456           41,660           40,822
Other liabilities...................................................       6,329            5,678            5,393
                                                                    -----------------------------------------------
                                                                         175,849          142,121          159,397
                                                                    -----------------------------------------------

Stockholders' Equity:
  Preferred stock, no par value, 1,000,000 shares
       authorized, none issued or outstanding.......................           -                -                -
  Common stock, $1 par value, 40,000,000 shares
       authorized, 11,429,187, 11,172,506 and 10,875,007
       shares issued and outstanding................................      11,429           11,173           10,875
  Additional paid-in capital........................................     112,959          111,678          111,173
  Retained earnings.................................................      24,002           19,132           29,505
  Foreign currency translation effects..............................     (18,249)         (22,471)         (24,417)
                                                                    -----------------------------------------------
       Total stockholders' equity...................................     130,141          119,512          127,136
                                                                    -----------------------------------------------
Commitments and contingent liabilities..............................
                                                                        $305,990         $261,633         $286,533
                                                                    ===============================================

The comments in Management's Discussion and Analysis of Financial Condition and Results of Operations are an integral part of these statements.

Consolidated Statements of Cash Flows
InterTAN, Inc.
--------------------------------------------------------------------------------
(In thousands)

                                                                             Three months ended           Six months ended
                                                                                 December 31                December 31
                                                                            -----------------------------------------------
                                                                                1996      1995           1996        1995
                                                                            -----------------------------------------------
Cash flows from operating activities:
 Net income.................................................................  $ 9,477    $10,337        $ 4,870     $ 8,132
       Adjustments to reconcile net income to cash
       provided by ( used in)  operating activities:
        Depreciation and amortization.......................................    2,379      1,981          4,596       3,813
        Deferred income taxes...............................................    3,954      4,700          4,773       5,583
        Foreign currency transaction (gains) losses, unrealized.............     (773)        10           (855)       (267)
        Other...............................................................      742        912          1,336       1,146

       Cash provided by (used for) current assets and liabilities:
        Accounts receivable.................................................      552       (408)        (4,929)     (6,691)
        Inventories.........................................................    2,568      7,067        (17,351)    (18,533)
        Other current assets................................................    1,131      1,803            307       2,079
        Accounts payable....................................................   11,029      1,601         18,587       7,503
        Accounts payable to Tandy Corporation...............................     (821)       180           (316)        (74)
        Accrued expenses....................................................   15,702     11,461         14,703       9,147
        Income taxes payable................................................     (644)      (483)          (505)       (506)
                                                                            -----------------------------------------------

        Net cash provided by operating activities...........................   45,296     39,161         25,216      11,332
                                                                            -----------------------------------------------

Cash flows from investing activities:
 Additions to property and equipment........................................   (3,569)    (4,283)        (5,736)     (7,325)
 Proceeds from sales of property and equipment..............................       13         41             54         186
 Other investing activities.................................................      523         69            769         720
                                                                            -----------------------------------------------

       Net cash used in investing activities................................   (3,033)    (4,173)        (4,913)     (6,419)
                                                                            -----------------------------------------------

Cash flows from financing activities:
 Changes in  short-term bank borrowings, net................................   (6,976)         -          1,407           -
 Proceeds from issuance of common stock to employee plans...................      412        372            885         891
 Proceeds from exercise of stock options....................................        -         23              -         760
 Principal repayments on long-term borrowings...............................        -          -         (3,487)     (3,479)
                                                                            -----------------------------------------------
       Net cash provided by (used in) financing activities..................   (6,564)       395         (1,195)     (1,828)
                                                                            -----------------------------------------------

Effect of exchange rate changes on cash.....................................      121       (282)            98         148
                                                                            -----------------------------------------------

Net increase in cash and short-term investments.............................   35,820     35,101         19,206       3,233
Cash and short-term investments, beginning of period........................   17,482     13,392         34,096      45,260
                                                                            -----------------------------------------------

Cash and short-term investments, end of period.............................. $ 53,302  $  48,493     $  53,302    $  48,493
                                                                            ===============================================

The comments in Management's Discussion and Analysis of Financial Condition and Results of Operations are an integral part of these statements.

Consolidated Statements of Stockholders' Equity
InterTAN, Inc.
---------------------------------------------------
(In thousands)

                                                                                 Foreign
                                                                                 Currency      Total
                                  Common Stock       Additional      Retained   Translation Stockholders'
                                Shares   Amount    Paid-in Capital   Earnings     Effects      Equity
                               --------------------------------------------------------------------------
Balance at June 30, 1996....... 11,173   $11,173       $111,678       $19,132    ($22,471)    $119,512
Net foreign currency
 translation adjustments.......      -         -              -             -       4,222        4,222
Issuance of common stock
 to employee plans.............    256       256          1,281             -           -        1,537
Net income.....................      -         -              -         4,870           -        4,870
                               --------------------------------------------------------------------------

Balance at December 31, 1996... 11,429   $11,429       $112,959       $24,002    ($18,249)    $130,141
                               ==========================================================================

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

                             RESULTS OF OPERATIONS
                             ---------------------

The Company is a retailer of consumer electronics products with locations in Canada, Australia and the United Kingdom. The number of company-operated stores and dealers at December 31, 1996 and 1995 is presented in the table below:

SALES OUTLETS
                         THREE MONTHS ENDED                 THREE MONTHS ENDED
                          DECEMBER 31, 1996                  DECEMBER 31, 1995
                    ------------------------------     ------------------------------
                    ENDING     OPENED    CLOSED        ENDING     OPENED    CLOSED
CANADA
Company-operated      455*        2         1             450        5          -
Dealers               426        20         4             422        7         11
                    ------------------------------     ------------------------------
                      881        22         5             872       12         11
                    ==============================     ==============================

AUSTRALIA
Company-operated      213         3         -             208        5          -
Dealers               210         6         2             212        4         55
                    ------------------------------     ------------------------------
                      423         9         2             420        9         55
                    ==============================     ==============================
UNITED KINGDOM
Company-operated      351         6         1             347        8          -
Dealers               175         3         1             165        2          1
                    ------------------------------     ------------------------------
                      526         9         2             512       10          1
                    ==============================     ==============================
TOTAL
Company-operated    1,019        11         2           1,005       18          -
Dealers               811        29         7             799       13         67
                    ------------------------------     ------------------------------
                    1,830        40         9           1,804       31         67
                    ==============================     ==============================

*In addition, the Company operated 46 stores on behalf of Rogers Cantel, Inc.

OPERATING INCOME

The Company's operating income (loss) for each geographic segment for the three and six-month periods ended December 31, 1996 and 1995 is presented in the following table (in thousands):

                               OPERATING INCOME
                               ----------------

                                           UNITED    CORPORATE
                      CANADA   AUSTRALIA   KINGDOM    EXPENSES    TOTAL
                      -------  ---------  ---------  ----------  -------

Three Months Ended
December 31, 1996     $10,297     $2,778   $ 2,749     $(1,025)  $14,799

Three Months Ended
December 31, 1995     $10,696     $2,219   $ 4,573     $(1,215)  $16,273

Six Months Ended
December 31, 1996     $13,037     $3,367   $(1,749)    $(2,049)  $12,606

Six Months Ended
December 31, 1995     $15,737     $2,217   $   927     $(2,275)  $16,606

Foreign exchange fluctuations contributed positively to consolidated operating income for both the three and six month periods ended December 31, 1996. If the effect of these fluctuations were eliminated, the reduction in consolidated operating income over the corresponding periods in the prior year would have increased by $623,000 and $610,000 respectively.

NET SALES

Net sales for the quarter ended December 31, 1996 were $190,934,000, an increase of 5.2% over the sales for the same quarter in the prior year of $181,411,000. When the impact of fluctuations in the value of the US dollar in relation to the currencies of the countries in which the Company operates is removed, the sales increase, in constant dollars, is reduced to 1.8%. Comparative store sales decreased by 0.3% over the same quarter in the prior year. Year to date, sales have increased by 2.8% and 0.6% in US dollars and local currency, respectively. Comparative store sales for the six months ended December 31, 1996 have decreased 1.1% over the same period a year ago.

The table which follows shows by country the percentage changes in net sales for the quarter and six months ended December 31, 1996 compared to the corresponding periods in the prior year. Changes are presented in both US dollars and local currencies to illustrate the effects of exchange rate fluctuations. The change in comparative store sales, measured in constant dollars, is also shown:

                                   NET SALES
                                   ---------

                        PERCENTAGE INCREASE (DECREASE)
                        ------------------------------

                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                          DECEMBER 31, 1996                 DECEMBER 31, 1996
                            LOCAL     COMPARATIVE             LOCAL     COMPARATIVE
                    US$    CURRENCY      STORE        US$    CURRENCY      STORE
                  --------------------------------  --------------------------------

Canada             5.5 %     5.0 %        1.6 %      (0.6)%   (0.5)%       (2.8)%
Australia         12.8 %     5.8 %        3.7 %      14.7 %    7.7 %        5.1 %
United Kingdom     1.4 %    (4.3)%       (4.6)%       1.8 %   (1.7)%       (2.1)%

The Company was able to enjoy a sales gain in Canada during the Christmas quarter, primarily as a result of increased sales of toys, batteries and antennas as well as an increase in computer sales following the addition of a new supplier with an attractively priced entry level product. This gain was achieved despite another difficult Christmas season for consumer electronics retailers in Canada. Overall, sales performance in Canada was influenced by a reduced level of cellular sales, especially early in the quarter. In addition, unforeseen difficulties in finding suitable locations at acceptable rent levels resulted in the new Company-operated Cantel stores being rolled out at a slower rate than was originally anticipated. Consequently, total cellular revenue, including revenue from the new Cantel stores, did not meet management's expectations. Management continues to be optimistic that the Cantel program will result in a positive contribution as the stores mature.

In Australia, gains were experienced in a broad range of categories including computers, batteries, CD players, telephones and telephone accessories. Management believes that the Company's new television advertising program contributed to overall sales performance in Australia. However the benefit of these gains was partially offset by weak cellular sales. In Australia, the analog phone is being gradually phased out and will not be supported by the government operated cellular network beyond the turn of the century. Cellular sales have been difficult as the market moves toward the technically superior, but higher priced, digital system. Management anticipates that soft cellular sales may continue to affect the overall sales performance in Australia until the digital system receives wider consumer acceptance.

In the United Kingdom, sales gains were experienced in the battery, TV/video and toy categories. The sales performance was also heavily influenced by the computer category. It was during the Christmas quarter that the Company's new alliance with the German manufacturer, Vobis Microcomputer AG ("Vobis") was rolled out. Under this arrangement, Vobis will become the Company's exclusive source of computers and related products in the U.K. and the Company will be able to offer the latest in computer technology to its customers at affordable prices with minimal inventory risk. While the number of computers sold increased significantly over the same quarter last year, the Vobis program was not fully operational in time for its intended benefits to be realized. As a result, Vobis sales fell short of the targets management had set. In addition, as computer revenue under this program is reported on a commission rather than a sale basis, revenues from the sale of computers were actually down over a year ago. The effect of lower computer revenue was partially offset by the positive benefits of the Company's new communications centers. These new centers prominently feature, in an attractive display format, a broad range of communications products and accessories including not only cellular products but also pagers, traditional telephones, CB radios and scanners as well as product accessories. These centers were successfully introduced, with sales of regular and cellular phones as well as pagers all increasing over last year. Management anticipates that both the communications centers and the Vobis program will have positive operating benefits in the remainder of fiscal year 1997.

GROSS MARGIN AND COST OF PRODUCTS SOLD

The gross margin percentage increased to 42.9% in the second quarter of fiscal 1997 from 42.8% a year ago, an increase of 10 basis points. The most significant improvement was in Australia, where margins strengthened by 1.8 percentage points over the same quarter last year. In the United Kingdom, margins increased by 80 basis points, while in Canada margins declined by 1.0 percentage point. Year to date, the gross margin percentage is fifty basis points ahead of the prior year.

A higher gross margin percentage, increased sales and foreign exchange rate effects all combined to produce an increase in gross margin dollars for the quarter of $4,334,000:

       Increase in margin percentage    $  264,000
       Increase in sales                 1,434,000
       Foreign exchange rate effects     2,636,000
                                        ----------
                                        $4,334,000
                                        ==========

In Canada, the major factors contributing to the decline in margin for the quarter were the increase in the amount of lower margin computer products in the sales mix and the impact of selected price reductions designed to drive sales.

In Australia, a variety of factors contributed to the increase in margins. The effect of the Company's strategy of shifting the sales mix towards more profitable categories and expanding the range within those categories, importantly parts and accessories, more than offset the impact of increased sales of lower margin computer products and the decline in the number of cellular phone activations. Cellular air time residuals, reflecting cumulative activations, are becoming an important contributor to margins, as are the sale of extended warranty contracts.

In the U.K., the commissions from the sale of Vobis computers helped to lift margins, as did the activation income from the increase in the sale of cellular products. In addition, certain of the Company's new initiatives also made contributions to the improvement in the margin percentage. The positive effect of these factors was partially offset by the impact of selective price reductions necessary to encourage sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Total selling, general and administrative expenses ("SG&A expenses") for the three months ended December 31, 1996 were $64,895,000 compared to $59,667,000 in the second quarter of the prior year, an increase of $5,228,000 or 8.8%. Year to date, SG&A expenses have increased from $107,914,000 for the six months ended December 31, 1995 to $115,742,000 in the current period, an increase of $7,828,000 or 7.3%. Foreign currency rate fluctuations accounted for $1,964,000 and $2,123,000 of the increase for the quarter and year to date, respectively. When these foreign currency effects are eliminated, SG&A expenses for the quarter and year to date increased, at constant exchange rates by 5.5% and 5.3%, respectively.


The following table provides a breakdown of SG&A expenses by major category for the three and six month periods ended December 31, 1996 (percentages shown are as a rate to sales):

                                SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
                                --------------------------------------------
(In thousands, except percents)
                             THREE MONTHS ENDED                  SIX MONTHS ENDED
                                 DECEMBER 31                       DECEMBER 31
                             1996           1995               1996            1995
                       --------------------------------  --------------------------------
                         AMOUNT   PCT.  AMOUNT   PCT.      AMOUNT   PCT.   AMOUNT   PCT.
                       --------------------------------  --------------------------------

Advertising             $10,397    5.4  $ 9,628   5.3    $ 16,856   5.6  $ 15,360   5.2
Rent                     11,329    5.9   10,469   5.8      21,803   7.2    20,480   6.9
Payroll                  26,340   13.8   23,962  13.2      46,959  15.5    43,623  14.8
Taxes
  (other than
   income taxes)          5,148    2.7    4,480   2.5       9,378   3.1     8,709   3.0
Telephone &
   Utilities              1,946    1.0    1,644   0.9       3,720   1.2     3,406   1.2
Other                     9,735    5.2    9,484   5.2      17,026   5.6    16,336   5.5
                       --------------------------------  --------------------------------

Total                   $64,895   34.0  $59,667  32.9    $115,742  38.2  $107,914  36.6
                       ================================  ================================

Higher investments in advertising, rent and human resources continue to account for a large part of the increase in real SG&A spending. Another contributing factor was the scheduled increase in the royalty payable to Tandy Corporation. Management has already taken action to control SG&A spending, which, consequently, was well within planned levels for the quarter. In addition, actual SG&A expenses for the quarter included unplanned severance costs as management continues to reevaluate its staffing requirements. The effect of the resulting reduction in head count should have a positive effect on SG&A
performance in future periods.    A sales performance which fell short of
expectations was the major factor contributing to the increase in the SG&A percentage.

Management's stated objective for fiscal year 1997 was to achieve a one percentage point increase in operating margin as a rate to sales (i.e., the gross margin percentage, net of the change in the SG&A percentage). While the gross margin percentage for the quarter was increased by 10 basis points, the effect of this improvement was more than offset by the increase in the SG&A percentage. In future quarters, management will continue its focus on this issue and will take further action to keep SG&A growth more closely aligned with realized sales gains. However, as a result of performance year to date, management believes it is unlikely that the operating margin objective will be achieved for the fiscal year.

NET INTEREST EXPENSE

Net interest expense of $1,908,000 for the three months ended December 31, 1996 was comparable with the corresponding amount reported during the same quarter last year. Net interest expense for the six months ended December 31, 1996 of $3,505,000 was $142,000 lower than in the same period last fiscal year.

PROVISION FOR INCOME TAXES

An income tax provision of $4,145,000 was recorded during the quarter, primarily relating to the profits of the Canadian subsidiary. In the second quarter of fiscal year 1996, a net tax provision of $4,071,000 was recorded. For the six months ended December 31, 1996, income tax expense of $5,157,000 was recorded compared to $5,019,000 in the first six months of the prior year.

NET INCOME PER AVERAGE COMMON SHARE

Primary and fully diluted net income per average common share were $0.83 and $0.57, respectively, for the three-month period ended December 31, 1996, as compared to $0.93 and $0.58 for the same quarter in the prior year. For the six-month period ended December 31, 1996, primary and fully diluted net income per average common share were $0.43 and $0.37, respectively, compared to $0.75 and $0.52, respectively, for the same period a year ago.

In each of the three and six-month periods ended December 31, 1996 and December 31, 1995, the difference between primary and fully diluted net income per average common share was due primarily to the Company's 9% convertible subordinated debentures (the "Debentures"), which are convertible into 6,745,346 common shares. The Company has outstanding warrants exercisable for 1,449,007 common shares at an exercise price of $6.618 per share. Also, at December 31, 1996 and December 31, 1995, directors and employees of the Company and its subsidiaries held options to purchase 810,000 and 603,332 shares, respectively, at prices ranging from $5.31 to $8.1875 per share. The outstanding warrants and options were also considered in determining primary and fully diluted net income per average common share. The dilutive effect of these various instruments will likely continue in future periods, and exchange rate impacts on the Debentures could increase or decrease their dilutive effects.

                              FINANCIAL CONDITION
                              -------------------

Most balance sheet accounts are translated from their values in local currency to US dollars at the respective month end rates. The table below outlines the percentage change, to December 31, 1996, in exchange rates as measured against the US dollar:

                       FOREIGN EXCHANGE RATE FLUCTUATIONS
                       ----------------------------------

                        % INCREASE             % INCREASE
                        (DECREASE)             (DECREASE)
                  FROM DECEMBER 31, 1995   FROM JUNE 30, 1996
                  ----------------------   ------------------

Canada                      (0.4)                  (0.5)
Australia                    6.9                    0.9
United Kingdom              10.3                   10.3

ACCOUNTS RECEIVABLE

Accounts receivable have increased from $9,422,000 at June 30, 1996 to $14,721,000 at December 31, 1996, reflecting seasonal increases for Christmas sales to dealers. At December 31, 1996, accounts receivable were $612,000 lower than at December 31, 1995.

INVENTORIES

Inventories have increased from $162,207,000 at June 30, 1996 to $185,292,000 at December 31, 1996. Although increases were experienced in all three countries, most of the inventory increase was attributable to the United Kingdom. Inventories at December 31, 1995 were $165,384,000, resulting in a year on year increase of $19,908,000. Approximately one-third of this increase is attributable to stronger foreign currencies. The remainder is more than attributable to the United Kingdom subsidiary where higher inventory levels have resulted from the implementation of the Company's merchandising strategy, which places greater emphasis on private label products, as these products require larger order sizes and longer order lead time. The impact of this strategy was similarly experienced in Canada and Australia a year ago. Also contributing to the increase in the United Kingdom's inventory was a lower than expected level of sales during the second quarter. Management believes that the Company's inventory, in all three countries, is of good quality and will be sold through in the ordinary course of business, without the need for significant mark downs.

CURRENT MATURITIES OF NOTES PAYABLE TO TANDY CORPORATION

Current maturities of notes payable to Tandy have decreased from $17,071,000 at December 31, 1995 to $6,958,000 at December 31, 1996 and June 30, 1996. This
decrease results from the scheduled repayment of the Series B Note to Trans World Electronics, Inc. ("Trans World"), a subsidiary of Tandy Corporation, in the principal amount of $10,113,000. The balances of $6,958,000 at December 31, 1996 and June 30, 1996, represent the amount of the Series A Note payable to Trans World over the next twelve months.

ACCOUNTS PAYABLE

The level of accounts payable has increased from $24,082,000 and $21,415,000 at June 30, 1996 and December 31, 1995, respectively, to $44,943,000 at December 31, 1996. These increases in accounts payable result primarily from an increase in the level of inventories, deferred payment terms with suppliers and from foreign currency rate effects.

ACCRUED EXPENSES

Accrued expenses have increased from $25,833,000 at June 30, 1996 and $34,461,000 at December 31, 1995 to $40,854,000 at December 31, 1996. These
increases result from a variety of timing differences, including the payment of compensation, advertising costs and property and sales taxes. The increase in the sale of extended warranties has also lead to an increase in deferred service contract income.

INCOME TAXES PAYABLE

Income taxes payable were $12,402,000 at December 31, 1996 compared to balances at June 30, 1996 and December 31, 1995 of $12,971,000 and $13,478,000,
respectively.

An audit of the Canadian income tax returns of the Canadian subsidiary for the 1987 to 1989 taxation years was completed during fiscal year 1994, resulting in additional tax being levied against the Canadian subsidiary. The Company has appealed these reassessments and, pending the outcome of these matters, the Company, by Canadian law, was required to pay one-half of the tax in dispute. The tax levied by Revenue Canada in reassessing those years was offset by refunds arising from the carry-back of losses incurred in subsequent years. Depending on the ultimate resolution of these issues, the Company could potentially have an additional liability in the range of $0 to $10,700,000. The Company believes it has meritorious arguments in defense of the issues raised by Revenue Canada and it is in the process of vigorously defending its position. It is management's determination that no additional provision need be recorded for these reassessments. In order for the Company to succeed in appealing certain aspects of these reassessments, it must succeed in defending the possible reassessments discussed in the immediately following paragraph.

The Company was advised in August 1995 that Revenue Canada intended to extend the scope of its 1987 to 1989 reassessments to raise certain issues flowing from the spin-off of the Company from Tandy Corporation in fiscal year 1987. Management disagrees with Revenue Canada's views on these issues and will vigorously defend the Company's position should Revenue Canada pursue these issues. Management believes it has meritorious arguments supporting its stance and, accordingly, no additional provision has been recorded for these possible reassessments. Tax reassessments related to these issues, if successfully pursued, could potentially range from $14,000,000 to $20,000,000. As required by Canadian law, the Company would likely be required to post a deposit of one-half of the tax in dispute, including interest, in order to appeal any reassessment.

An audit of the Canadian income tax returns of the Canadian subsidiary for the 1990 to 1993 taxation years was commenced during the 1995 fiscal year. The Company has been advised that Revenue Canada is challenging certain interest deductions relating to the Canadian subsidiary's former operations in continental Europe and is proposing to tax certain foreign exchange gains related to such operations. Management estimates that the possible range of loss should Revenue Canada ultimately prevail in these matters, after all appeals have been unsuccessfully pursued by the Company, could range from $18,000,000 to $25,000,000. Assuming Revenue Canada pursues these issues, in order for the Company to proceed with such appeals, the Company would likely be required to post a deposit equal to one-half of the 1990-1993 tax in dispute, together with interest, which management estimates should not exceed $9,000,000. Notwithstanding that the Company is still in discussions with Revenue Canada regarding these issues, Revenue Canada was required to issue a protective reassessment for one of the years because the time period during which such reassessment could legally be issued was about to expire. The amount of the reassessment, including interest, is approximately $13,800,000. This amount relates to the 1992 taxation year only and is reflected in the range described immediately above. The Company intends to appeal this reassessment and, as indicated above, may be required to post a deposit equal to one-half of the reassessment, pending the outcome of such appeal. Management believes it has meritorious arguments in support of the deductibility of such interest and in support of its treatment of the foreign exchange gains and is prepared to vigorously defend its position should the Canadian tax authorities proceed with such a challenge following the conclusion of discussions with the Company and its advisors. Accordingly, it is management's assessment that no provision need be recorded for these possible claims.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

Operating activities generated $45,296,000 in cash during the three months ended December 31, 1996 compared to $39,161,000 in the second quarter of the prior year, an increase of $6,135,000. Increases in the level of accounts payable during the quarter preserved $9,428,000 more cash than in the prior year. The seasonal build-up of accrued expenses preserved $15,702,000 in cash during the quarter compared to $11,461,000 in the second quarter of fiscal year 1996, an increase of $4,241,000. The positive effects of these two factors were partially offset by reductions in the rate of inventory liquidation and in net income, adjusted to reconcile net income to cash. In the three months ended December 31, 1996, a reduction in inventories generated $2,568,000 in cash compared to $7,067,000 in the same period last year, a decrease of $4,499,000. Net income, adjusted to reconcile net income to cash, generated $2,141,000 in cash less than last year, falling from $17,940,000 for the three months ended December 31, 1995 to $15,799,000 in the second quarter of the current fiscal year. For similar reasons, cash generated from operating activities also increased for the six months ended December 31, 1996, rising by $13,884,000 from $11,332,000 in the first six months of the prior year to $25,216,000 during the six months ended December 31, 1996.

Cash flow from investing activities consumed $3,033,000 during the current quarter compared with $4,173,000 a year ago. This decrease is primarily attributable to a planned reduction in capital spending over the second quarter of fiscal year 1996. For the same reason, year to date, investing activities have consumed $4,913,000 in cash compared to $6,419,000 in the prior year.

During the second quarter of fiscal year 1997, financing activities consumed $6,564,000 in cash, primarily as a result of the repayment of short-term bank borrowings, partially offset by cash generated from the issuance of common stock to employee plans. During the second quarter of fiscal year 1996, financing activities had generated $395,000 in cash from the issuance of common stock to employee plans and the exercise of stock options by employees. For the six months ended December 31, 1996, financing activities consumed $1,195,000 in cash, as the effect of the repayment of principal on long-term borrowings was partially offset by funds generated by an increase in the level of short-term bank borrowings and proceeds from the issuance of common stock to employee plans. Repayment of principal on long-term borrowings, partially offset by funds generated from the issuance of stock to employee plans and the exercise of stock options by employees, had resulted in financing activities consuming $1,828,000 in cash during the first six months of the prior year.

The Company's principal sources of liquidity during fiscal year 1997 are its cash and short-term investments, its cash flow from operations and its banking facilities.

On May 6, 1994, InterTAN Canada Ltd., InterTAN, Inc., and InterTAN U.K. Limited entered into a one-year credit agreement ("Syndicated Loan Agreement") with a syndicate of banks. This agreement established a one year revolving facility in an amount which is determined using an inventory level calculation not to exceed Cdn$60,000,000 ($43,782,000 at December 31, 1996 exchange rates). This agreement has been renewed and now extends through mid-August, 1997. The Company intends to request a further extension of the facility prior to August, 1997 and reasonably believes that the banking syndicate will agree to such renewal; however, there can be no guarantee of such renewal. This facility is used primarily to provide letters of credit in support of purchase orders and, from time to time, to finance inventory purchases. At December 31, 1996, there were borrowings against the credit facility aggregating $2,569,000.

In September 1996, the Company's Australian subsidiaries, InterTAN Australia Ltd. and Technotron Sales Corp. Pty. Ltd., entered into a credit agreement with an Australian bank (the "Australian Facility"). This agreement established a credit facility in the amount of A$12,000,000 ($9,536,000 at December 31, 1996 exchange rates). The Australian Facility has no fixed term and may be terminated at any time upon five days prior written notice by the lender. All or any part of the facility may be used to provide letters of credit in support of purchase orders. A maximum amount of A$5,000,000 ($3,974,000 at December 31, 1996 exchange rates) may be used in support of short-term borrowings. Interest is charged on such borrowings at the Australian Indicator Lending Rate plus 1.25 percentage points. At December 31, 1996, there were no borrowings outstanding against the Australian Facility.

In addition to the credit facilities described above, the Company's principal sources of outside financing have been the Series A Note payable to Trans World and the Debentures.

Both the Series A Note and the Syndicated Loan Agreement preclude the Company from paying dividends on its common stock. Accordingly, any such payment would require the refinancing of any amounts outstanding under these loan agreements or the consent of the Company's banking syndicate and Trans World; there can be no assurance that either event would occur. In addition, the Series A Note and the Syndicated Loan Agreement contain covenants which require the Company to maintain tangible net worth at a specified minimum level and which limit the level of debt due both to Tandy as well as other parties, annual capital spending and lease commitments and require the Company to maintain debt to equity and working capital ratios at agreed levels. These loan agreements also require the Company to meet certain interest coverage ratios. At December 31, 1996, the Company was in compliance with these requirements, except that the Company did not satisfy the cash interest coverage ratio under the Syndicated Loan Agreement. However, each member of the bank syndicate has waived such non-compliance and agreed to modify the covenant for the third and fourth quarters of fiscal year 1997. Management expects that the Company will meet these requirements, as modified, during the remainder of fiscal year 1997.

The Company's primary uses of liquidity in fiscal year 1997 will include the funding of capital expenditures and the servicing of debt. The Company anticipates that capital expenditures will approximate $6,245,000 during the remainder of fiscal year 1997, mainly related to store expansion, remodeling and upgrading. The Company's debt servicing requirements in the balance of fiscal year 1997 are estimated to be $6,600,000 and include principal payments on the Series A Note of $3,479,000 as well as interest on the Series A Note and the Debentures. In addition, as previously described, the Company believes that it may be required to post additional tax deposits with Revenue Canada in order to appeal existing, and, possibly, additional reassessments of tax. See "Income Taxes Payable."

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

In the fourth quarter of fiscal year 1993, the Company recorded a pre-tax charge of $77,400,000 in connection with the Company's plan to close its continental European retail operations. The shutdown process is now substantially complete. Management believes that the remaining provision is adequate to provide for the Company's remaining obligations in Europe, including claims brought against the Company by former employees, dealers and franchisees.

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

                         BASIS OF FINANCIAL STATEMENTS
                         -----------------------------

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation SX, "Interim Financial Statements", and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with accounting principles and practices (including consolidation practices) as reflected in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and, in the opinion of the Company, include all adjustments necessary for fair presentation of the Company's financial position as of December 31, 1996 and 1995 and the results of its operations and its cash flow for the three and six months ended December 31, 1996 and 1995. Such adjustments are of a normal and recurring nature. Operating results for the three and six months ended December 31, 1996 are not necessarily indicative of the results that can be expected for the fiscal year ended June 30, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

PART II - OTHER INFORMATION


ITEM 1    LEGAL PROCEEDINGS

          The various matters discussed under the heading "Contingencies" on page 18 of this Form 10-Q are incorporated herein by reference.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the Company's Annual Meeting of Stockholders held on November 12, 1996, the following persons were elected to the Board of Directors:

                         James T. Nichols
                         Clark A. Johnson

          In such connection, Messrs. Nichols and Johnson received 8,663,700 and 8,668,854 votes, respectively, "For" election and 43,065 and 37,911 votes, respectively, were withheld. In total, 11,312,427 shares were authorized to vote.

          In addition, stockholders voted on a proposal to approve the InterTAN, Inc. 1996 Stock Option Plan. Such proposal was approved with 4,875,105 votes cast in favor of approval, 805,845 votes cast against and 143,875 votes abstaining.

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

                Exhibit No.           Description

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

                *11          Statement of Computation of Earnings Per Share

                *27          Article 5, Financial Data Schedule

                *99 Form of Multi-Option Switch Facility Agreement between InterTAN Australia Ltd. and Westpac Banking Corporation.

--------------------
*  Filed herewith

          b)   Reports on Form 8-K:
               No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       InterTAN, Inc.
                                        (Registrant)



Date:  February 13, 1997          By: /s/James T. Nichols
                                      ------------------------------------------
                                      James T. Nichols
                                      President and Chief Executive Officer
                                      (Authorized Officer)



                                  By: /s/Douglas C. Saunders
                                      ------------------------------------------
                                      Douglas C. Saunders
                                      Vice President and Corporate Controller
                                      (Principal Accounting Officer)

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

                Exhibit No.           Description

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

                *11          Statement of Computation of Earnings Per Share

                *27          Article 5, Financial Data Schedule

                *99 Form of Multi-Option Switch Facility Agreement between InterTAN Australia Ltd. and Westpac Banking Corporation.

--------------------
*  Filed herewith