Form 10-Q
period 1997-03-31
INTERTAN INC
filed 1997-05-14
CIK 803227

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31,1997 or
                                                         --------------

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from        to
                                                        -------    -------

Commission file number 1-10062
                       -------



                                InterTAN, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           Delaware                                        75-2130875
-------------------------------                --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)




 201 Main Street, Suite 1805
      Fort Worth, Texas                                      76102
------------------------------                         ------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:     (817) 348-9701
                                                        --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        -----       -----



At April 30, 1997, 11,686,015 shares of the registrant's common stock, par value $1.00 per share, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

The Registrant's financial statements at and for the quarter ended March 31, 1997, providing the information required by Rule 10-01 of Regulation S-X, are included herewith as Exhibit A.


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The information required by Item 303 of Regulation S-K is included herewith as Exhibit B.

EXHIBIT A -  FINANCIAL STATEMENTS AT AND FOR THE QUARTER ENDED MARCH 31, 1997.

CONSOLIDATED STATEMENTS OF OPERATIONS
INTERTAN, INC.
--------------------------------------------------------------------------------
(In thousands, except per share data)

                                                        Three Months Ended               Nine Months Ended
                                                            March 31                          March 31
                                                       --------------------             --------------------
                                                         1997       1996                 1997         1996
                                                       --------    --------             -------     --------
Net sales and operating revenues.....................  $109,555    $108,757             $412,776    $403,840
Other income ........................................       289         196                  545         697
                                                       -----------------------------------------------------
                                                        109,844     108,953              413,321     404,537
                                                       -----------------------------------------------------
Operating costs and expenses:
  Cost of products sold..............................    58,802      59,410              229,335     226,661
  Selling, general and administrative expenses.......    50,766      48,840              166,508     156,754
  Depreciation and amortization......................     2,566       2,014                7,162       5,827
                                                       -----------------------------------------------------
                                                        112,134     110,264              403,005     389,242
                                                       -----------------------------------------------------

Operating income (loss)..............................    (2,290)     (1,311)              10,316      15,295

Foreign currency transaction (gains) losses..........       124         (69)                (802)       (261)
Interest expense, net................................     1,503       1,516                5,008       5,163
                                                       -----------------------------------------------------

Income (loss) before income taxes....................    (3,917)     (2,758)               6,110      10,393
Provision for income taxes...........................     1,216       1,350                6,373       6,369
                                                       -----------------------------------------------------

Net income (loss)....................................  $ (5,133)   $ (4,108)            $   (263)   $  4,024
                                                       =====================================================


Primary net income (loss) per average common share...  $  (0.45)   $  (0.38)            $  (0.02)   $   0.37

Fully diluted net income (loss) per
  average common share...............................  $  (0.45)   $  (0.38)            $  (0.02)   $   0.34

Average common shares outstanding....................    11,527      10,943               11,373      10,964

Average common shares outstanding
  assuming full dilution.............................    11,527      10,943               11,373      17,722


The comments in Management's Discussion and Analysis of Financial Condition and Results of Operations are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
INTERTAN, INC.
--------------------------------------------------------------------------------
(In thousands, except share amounts)

                                                                         March 31             June 30           March 31
                                                                           1997                 1996              1996
                                                                         -----------------------------------------------
Assets
Current Assets:
  Cash and short-term investments....................................    $ 39,036            $ 34,096           $ 38,597
  Accounts receivable, less allowance for doubtful accounts..........       9,829               9,422             10,775
  Inventories........................................................     171,757             162,207            160,916
  Other current assets...............................................       6,258               7,628              8,585
  Deferred income taxes..............................................         435               3,831              1,853
                                                                         -----------------------------------------------
       Total current assets..........................................     227,315             217,184            220,726
Property and equipment, less accumulated depreciation
  and amortization...................................................      38,904              39,129             38,690
Other assets.........................................................       2,648               2,928              2,851
Deferred income taxes................................................           -               2,392              4,958
                                                                         -----------------------------------------------
                                                                         $268,867            $261,633           $267,225
                                                                         ===============================================

Liabilities and Stockholders' Equity
Current Liabilities:
  Short-term bank borrowings.........................................    $  9,769            $    975           $      -
  Current maturities of notes payable to Tandy Corporation...........       6,958               6,958             17,071
  Accounts payable...................................................      21,641              24,082             15,227
  Accounts payable to Tandy Corporation..............................         398                 894                470
  Accrued expenses...................................................      31,518              25,833             26,031
  Income taxes payable...............................................      12,290              12,971             13,689
                                                                         -----------------------------------------------
       Total current liabilities.....................................      82,574              71,713             72,488

Long-term notes payable to Tandy Corporation,
     less current maturities.........................................      16,344              23,070             22,992
9% convertible subordinated debentures...............................      41,030              41,660             41,797
Other liabilities....................................................       6,475               5,678              5,699
                                                                         -----------------------------------------------
                                                                          146,423             142,121            142,976
                                                                         -----------------------------------------------

Stockholders' Equity:
  Preferred stock, no par value, 1,000,000 shares
       authorized, none issued or outstanding........................           -                   -                  -
  Common stock, $1 par value, 40,000,000 shares
       authorized, 11,629,245, 11,172,506 and 11,034,112
       shares issued and outstanding.................................      11,629              11,173             11,034
  Additional paid-in capital.........................................     113,686             111,678            111,008
  Retained earnings..................................................      18,869              19,132             25,397
  Foreign currency translation effects...............................     (21,740)            (22,471)           (23,190)
                                                                         -----------------------------------------------
       Total stockholders' equity....................................     122,444             119,512            124,249
                                                                         -----------------------------------------------

Commitments and contingent liabilities...............................
                                                                         $268,867            $261,633           $267,225
                                                                         ===============================================

The comments in Management's Discussion and Analysis of Financial Condition and Results of Operations are an integral part of these statements.

Consolidated Statements of Cash Flows
InterTAN, Inc.

------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                                         Nine months ended
                                                                                                            March 31
                                                                                                ------------------------------
                                                                                                  1997                   1996
                                                                                                ------------------------------
Cash flows from operating activities:
 Net income (loss).......................................................................       $  (263)              $  4,024
   Adjustments to reconcile net income (loss) to
   cash provided by (used in)  operating activities:
      Depreciation and amortization......................................................         7,162                  5,827
      Deferred income taxes..............................................................         5,801                  6,708
      Foreign currency transaction gains, unrealized.....................................          (735)                  (261)
      Other..............................................................................         1,706                  1,786

   Cash provided by (used for) current assets and liabilities:
      Accounts receivable................................................................          (307)                (2,100)
      Inventories........................................................................        (8,370)               (12,990)
      Other current assets...............................................................         1,203                    524
      Accounts payable...................................................................        (3,168)                (2,400)
      Accounts payable to Tandy Corporation..............................................          (499)                    26
      Accrued expenses...................................................................         5,525                    496
      Income taxes payable...............................................................          (483)                  (346)
                                                                                                -------               --------
      Net cash provided by operating activities..........................................         7,572                  1,294
                                                                                                -------               --------
Cash flows from investing activities:
 Additions to property and equipment.....................................................        (6,566)                (9,649)
 Proceeds from sales of property and equipment...........................................           161                    343
 Other investing activities..............................................................         1,089                  1,955
                                                                                                -------               --------
   Net cash used in investing activities.................................................        (5,316)                (7,351)
                                                                                                -------               --------
Cash flows from financing activities:
 Changes in  short-term bank borrowings, net.............................................         8,630                  3,718
 Proceeds from issuance of common stock to employee plans................................         1,427                  1,445
 Proceeds from exercise of stock options.................................................            -                     760
 Principal repayments on long-term borrowings............................................        (6,958)                (6,958)
                                                                                                -------               --------
   Net cash provided by (used in) financing activities...................................         3,099                 (1,035)

Effect of exchange rate changes on cash..................................................          (415)                   429
                                                                                                -------               --------
Net increase (decrease) in cash and short-term investments...............................         4,940                 (6,663)
Cash and short-term investments, beginning of period.....................................        34,096               $ 45,260
                                                                                                -------               --------

Cash and short-term investments, end of period...........................................        39,036                 38,597
                                                                                                =======               ========

The comments in Management's Discussion and Analysis of Financial Condition and Results of Operations are an integral part of these statements.

Consolidated Statements of Stockholders' Equity
InterTAN, Inc.

-----------------------------------------------------------------------------------------------------------------------------
(In thousands)
                                                                                                   Foreign
                                                                     Additional                    Currency          Total
                                                   Common Stock        Paid-in      Retained     Translation    Stockholders'
                                               Shares      Amount     Capital       Earnings       Effects          Equity
                                               ------------------------------------------------------------------------------
Balance at June 30, 1996.................      11,173     $11,173     $111,678      $19,132       ($22,471)        $119,512
Net foreign currency
 translation adjustments.................           -           -            -            -            731              731
Issuance of common stock
 to employee plans.......................         456         456        2,008            -              -            2,464
Net income...............................           -           -            -         (263)             -             (263)
                                               -------    -------     --------      -------       --------         --------

Balance at March 31, 1997................      11,629     $11,629     $113,686      $18,869       ($21,740)        $122,444
                                               ======     =======     ========      =======       ========         ========

The comments in Management's Discussion and Analysis of Financial Condition and Results of Operations are an integral part of these statements.

EXHIBIT B -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



            INTRODUCTORY NOTE REGARDING FORWARD-LOOKING INFORMATION
            -------------------------------------------------------


With the exception of historical information, the matters discussed herein are forward-looking statements about the business, financial condition and prospects of InterTAN, Inc. (the "Company"). The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, but not limited to, international economic conditions, interest and foreign exchange rate fluctuations, various tax issues, including possible reassessments, changes in product demand, competitive products and pricing, availability of products, inventory risks due to shifts in market conditions, dependence on manufacturers' product development, the regulatory and trade environment, real estate market fluctuations and other risks indicated in the Company's previous filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.


                             RESULTS OF OPERATIONS
                             ---------------------


The Company is a retailer of consumer electronics products with locations in Canada, Australia and the United Kingdom. The number of company-operated stores and dealers at March 31, 1997 and 1996 is presented in the table below:

SALES OUTLETS

                      THREE MONTHS ENDED       THREE MONTHS ENDED
                        MARCH 31, 1997           MARCH 31, 1996
                    ------------------------  -----------------------
                    ENDING    OPENED  CLOSED  ENDING  OPENED   CLOSED
CANADA
Company-operated       452*       1       4     448       2       3
Dealers                429        6       3     420       3       5
                     -----       --      --   -----      --      --
                       881        7       7     868       5       8
                       ===       ==      ==   =====      ==       =
AUSTRALIA
Company-operated       212        -       1     209       2       1
Dealers                195        1      16     202       2      18
                     -----       --      --   -----      --      --
                       407        1      17     411       4      19
                     =====       ==      ==   =====      ==      ==
UNITED KINGDOM
Company-operated       348        -       3     346       1       2
Dealers                172        -       3     175      10       -
                     -----       --      --   -----      --      --
                       520        -       6     521      11       2
                     =====       ==      ==   =====      ==      ==
TOTAL
Company-operated     1,012        1       8   1,003       5       6
Dealers                796        7      22     797      15      23
                     -----       --      --   -----      --      --

                     1,808        8      30   1,800      20      29
                     =====       ==      ==   =====      ==      ==

*In addition, the Company operated 49 stores on behalf of Rogers Cantel Inc.

OPERATING INCOME

The Company's operating income (loss) for each geographic segment for the three and nine-month periods ended March 31, 1997 and 1996 is presented in the following table (in thousands):


                            OPERATING INCOME (LOSS)
                            ------------------------

                                         UNITED     CORPORATE
                      CANADA  AUSTRALIA  KINGDOM    EXPENSES     TOTAL
                      ------  ---------  -------    --------    --------

Three Months Ended
March 31, 1997       $ 3,210   $  547    $(4,963)    $(1,084)    $(2,290)

Three Months Ended
March 31, 1996       $ 3,589   $  153    $(3,801)    $(1,252)    $(1,311)

Nine Months Ended
March 31, 1997       $16,247   $3,914    $(6,712)    $(3,133)    $10,316

Nine Months Ended
March 31, 1996       $19,326   $2,370    $(2,874)    $(3,527)    $15,295


Foreign exchange fluctuations accounted for $263,000 of the increase in the consolidated operating loss for the three-month period ended March 31, 1997. For the nine-month period ended March 31, 1997, the effect of foreign exchange fluctuations was not significant.

NET SALES

Net sales for the quarter ended March 31, 1997 were $109,555,000, an increase of 0.7% over the sales for the same quarter in the prior year of $108,757,000.
When the impact of fluctuations in the value of the US dollar in relation to the currencies of the countries in which the Company operates is removed, the sales increase reverses to a loss of 2.2%. Comparative store sales, measured at the same exchange rate, decreased by 4.5% from the same quarter in the prior year. Year to date, sales have increased by 2.2% in US dollars. In local currency, however, year to date sales have decreased by 0.2%. Comparative store sales for the nine months ended March 31, 1997 have decreased 2.0% from the same period a year ago.


The table which follows shows by country the percentage changes in net sales for the quarter and nine months ended March 31, 1997 compared to the corresponding periods in the prior year. Changes are presented in both US dollars and local currencies to illustrate the effects of exchange rate fluctuations. The change in comparative store sales, measured at the same exchange rates, is also shown:

                                   NET SALES
                                   ---------


                        PERCENTAGE INCREASE (DECREASE)
                        ------------------------------



                      THREE MONTHS ENDED               NINE MONTHS ENDED
                        MARCH 31, 1997                   MARCH 31, 1997
                          LOCAL    COMPARATIVE              LOCAL    COMPARATIVE
                 US$     CURRENCY     STORE        US$     CURRENCY     STORE
                -----    --------   -----------   -----    --------  -----------
Canada            1.1 %     0.4 %        (3.4)%    (0.2)%  (0.2)%        (2.9)%
Australia        (1.4)%    (4.2)%        (7.6)%     9.7 %   4.0 %         1.2 %
United Kingdom    1.6 %    (4.7)%        (4.1)%     1.7 %  (2.5)%        (2.6)%


Like most retailers, the sales performance of the Company for the quarter was negatively affected by the fact that last year was a leap year, resulting in an extra selling day in February, and by the fact that Easter in 1997 fell in March rather than April, as was the case a year ago. Management estimates that these two factors combined to affect the sales comparison with last year by approximately $2 million or 2 percentage points. In addition, soft computer and cellular sales depressed sales in all three of the Company's markets.
Management believes that consumers have delayed major computer purchases in the anticipation of the introduction of the new MMX technology. The roll-out of these products took place much later in the countries in which the Company operates than was the case in the United States. The transition from analog to digital-based cellular products has also had a negative effect on sales performance, particularly in the U.K. and Australia.

In Canada, severe winter weather conditions in Eastern Canada and certain regions of the west placed pressure on sales. While the performance of the new company-operated Cantel stores continues to run short of expectations, some improvements have been made. Management has recently been reorganized at store level to control costs and the stores have been remerchandised to display the complete product assortment - both cellular and other communications end equipment and accessories - more effectively. At quarter-end, the Company operated 49 stores on behalf of Rogers Cantel Inc., increasing to 57 stores in April.

The impact of soft cellular sales was felt most in Australia. In that country, the government-controlled air network will not be supporting analog product beyond 1999. Management believes customers are reluctant to commit to a product which has such a short life. While digital product is available, until recently its pricing was such that it was not an affordable alternative to many consumers. Management anticipates that this situation should be improved with the introduction of newer, more attractively priced digital products late in the fiscal year.

In the U.K., sales performance was affected by the nature of the Company's agreement to sell computers for the German manufacturer, Vobis Microcomputer AG ("Vobis"). Under this arrangement, Vobis retains title to and merchandising control of the inventory and the Company is the sales agent for Vobis, receiving a commission on each sale. Had the Company purchased, managed and sold computer inventory as it had done in the past, the revenue generated from the sale of computers, rather than commissions earned, would have produced an overall small sales gain. Difficulties with product supply and quality have also been experienced with this program. Management is actively working with Vobis to address these issues. Cellular sales were also soft in the U.K., with the number of activations down from a year ago. Management attributes this decline to a pricing policy by carriers designed to encourage consumers away from analog product, which has been traditionally more affordable than digital product.

GROSS MARGIN AND COST OF PRODUCTS SOLD

The gross margin percentage increased to 46.3% in the third quarter of fiscal 1997 from 45.4% a year ago, an increase of 90 basis points. The most significant improvement was in Australia, where margins strengthened by 5.4 percentage points over the same quarter last year. In the United Kingdom, margins declined by 60 basis points, while in Canada margins increased by 10 basis points. Year to date, the consolidated gross margin percentage is 50 basis points ahead of the prior year.


The effect of a higher gross margin percentage, combined with the effect of stronger currencies generally, was partially offset by the negative impact of lower sales. Overall, gross margin dollars for the quarter increased by $1,407,000:


       Increase in margin percentage  $ 1,118,000
       Decrease in sales               (1,135,000)
       Foreign exchange rate effects    1,424,000
                                      -----------

                                      $ 1,407,000
                                      ===========



In Canada, pricing cuts were taken on a selected group of products which were then promoted in an effort to grow sales. Despite the pressure that this strategy placed on margins, Canada was nevertheless able to achieve a slight increase in the gross margin percentage by increasing the proportion of higher margin private label products, especially batteries and parts and accessories, in the sales mix.

A higher gross margin percentage continues to be a significant factor in the improved performance of the Australian subsidiary. There are a variety of reasons for this margin increase, including initiatives directed at increasing the level of extended warranty contracts and the introduction of an innovative and profitable service to recondition rechargeable batteries. Cellular air time rebates, reflecting cumulative activations, continue to be an increasingly important factor in Australia's margin improvement. Finally, while weak cellular sales depressed overall sales, the reduction had a positive effect on the gross margin performance.

In the U.K., significant efforts were made to promote the sale of discontinued merchandise, not only to clear older stock and reduce inventory levels generally, but also to generate sales. Sales of these products drove down the gross margin percentage for the quarter. The negative effect of this reduction was partially offset by commissions from the sale of Vobis computers, which flow directly to margin. See discussion under "Net Sales".

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Total selling, general and administrative expenses ("SG&A expenses") for the three months ended March 31, 1997 were $50,766,000 compared to $48,840,000 in the third quarter of the prior year, an increase of $1,926,000 or 3.9%. Year to date, SG&A expenses have increased from $156,754,000 for the nine months ended March 31, 1996 to $166,508,000 in the current period, an increase of $9,754,000 or 6.2%. Foreign currency rate fluctuations accounted for $1,587,000 and $3,710,000 of the increase for the quarter and year-to-date, respectively. When these foreign currency effects are eliminated, SG&A expenses for the quarter and year to date increased, at constant exchange rates by 0.7% and 3.8%, respectively.

The following table provides a breakdown of SG&A expenses by major category for the three and nine-month periods ended March 31, 1997 (percentages shown are as a rate to sales):


                 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
                 --------------------------------------------
(In thousands, except percents)


                        THREE MONTHS ENDED              NINE MONTHS ENDED
                              MARCH 31                      MARCH 31
                        1997           1996           1997           1996
                    -------------  -------------  -------------  -------------
                     AMOUNT   PCT.  AMOUNT   PCT.  AMOUNT   PCT.  AMOUNT   PCT.
                    -------  ----  -------  ----  -------  ----  -------  ----
Advertising         $ 5,384   4.9  $ 5,344   4.9  $ 22,240   5.4 $ 20,704   5.1
Rent                 10,831   9.9   10,110   9.3    32,634   7.9   30,590   7.6
Payroll              20,459  18.7   19,997  18.4    67,418  16.3   63,620  15.8
Taxes
 (other than
  income taxes)      4,336   4.0    3,927   3.6     13,714   3.3   12,636   3.1
Telephone and
 Utilities           1,917   1.7    1,842   1.7      5,637   1.4    5,248   1.3
Other                7,839   7.1    7,620   7.0     24,865   6.0   23,956   5.9
                   -------  ----  -------  ----   --------  ----  -------  ----
Total              $50,766  46.3  $48,840  44.9   $166,508  40.3  $156,754 38.8
                   =======  ====  =======  ====   ========  ====  ======== ====


As indicated above, while SG&A expenses increased by $1,926,000 for the quarter, $1,587,000 of this increase was attributable to foreign currency rate effects. Previous initiatives to control SG&A spending had an effect in the third quarter, as the real increase in SG&A spending of $339,000, measured at constant exchange rates, is more than explained by one-time severance costs and the scheduled increase in the royalty payable to Tandy Corporation ("Tandy"). Consequently, a sales performance which fell short of expectations was the major factor contributing to an increase in the SG&A percentage for the quarter of 1.4 percentage points to 46.3%.

Management's stated objective for fiscal year 1997 was to achieve a one percentage point increase in operating margin as a percentage of sales (i.e., the gross margin percentage, net of the change in the SG&A percentage). While the gross margin percentage for the quarter was increased by 90 basis points, the effect of this improvement was more than offset by the increase in the SG&A percentage. In future quarters, management will continue its focus on this issue and will take further action to keep SG&A growth more closely aligned with realized sales gains. However, as a result of performance year to date, management believes it is unlikely that the operating margin objective will be achieved for the fiscal year.

NET INTEREST EXPENSE

Net interest expense of $1,503,000 for the three months ended March 31, 1997 was comparable with the corresponding amount reported during the same quarter last year. Net interest expense for the nine months ended March 31, 1997 of $5,008,000 was $155,000 lower than in the same period last fiscal year.

PROVISION FOR INCOME TAXES

An income tax provision of $1,216,000 was recorded during the quarter, primarily relating to the profits of the Canadian subsidiary. In the third quarter of fiscal year 1996, a net tax provision of $1,350,000 was recorded. For the nine months ended March 31, 1997, income tax expense of $6,373,000 was recorded compared to $6,369,000 in the first nine months of the prior year. The unusually high effective tax rate, on a consolidated basis, is due to the fact that the Company received no tax benefit from the operating losses incurred by its U.K. subsidiary, while tax expense must be recognized on the profits of the Canadian subsidiary. Management expects this trend to continue until profitability is restored in the U.K.

NET INCOME PER AVERAGE COMMON SHARE

The primary and fully diluted net losses per average common share were $0.45 for the three-month period ended March 31, 1997, as compared to a loss of $0.38 for the same quarter in the prior year. For the nine-month period ended March 31, 1997, the primary and fully diluted net losses per average common share were $0.02, compared to net incomes of $0.37 and $0.34, respectively, for the same period a year ago.

In the nine-month period ended March 31, 1996, the difference between primary and fully diluted net income per average common share was due primarily to the Company's 9% convertible subordinated debentures (the "Debentures"), which are convertible into 6,745,346 common shares. The Company has outstanding warrants exercisable for 1,449,007 common shares at an exercise price of $6.618 per share. At March 31, 1997 and March 31, 1996, directors and employees of the Company and its subsidiaries held options to purchase 795,333 and 502,000 shares, respectively, at prices ranging from $5.31 to $8.1875 per share. The outstanding warrants and options were also considered in determining primary and fully diluted net income per average common share. The dilutive effect of these various instruments will likely continue in future periods, and exchange rate impacts on the Debentures could increase or decrease their dilutive effects.

In February 1997, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 128, Earnings per Share ("FAS 128"), which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Effective December 31, 1997, the Company will adopt FAS 128, which established new standards for computing and presenting earnings per share ("EPS"). The statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation, to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted, or resulted in the issuance of common stock that would then share in the earnings of the entity. For the three and nine months ended March 31, 1997, pro forma basic and diluted loss per common share computed pursuant to FAS 128 would not have differed from that presented on the face of the Consolidated Statement of Operations.


                              FINANCIAL CONDITION
                              -------------------


Most balance sheet accounts are translated from their values in local currency to US dollars at the respective month end rates. The table below outlines the percentage change, to March 31, 1997, in exchange rates as measured against the US dollar:


                         FOREIGN EXCHANGE RATE FLUCTUATIONS
                         ----------------------------------
                            % INCREASE         % INCREASE
                            (DECREASE)         (DECREASE)
                       FROM MARCH 31, 1996  FROM JUNE 30, 1996
                       -------------------  ------------------
Canada                          (1.8)               (1.5)
Australia                        0.5                (0.2)
United Kingdom                   7.3                 5.6


INVENTORIES

Inventories have increased from $162,207,000 at June 30, 1996 to $171,757,000 at March 31, 1997, an increase of $9,550,000. Inventories at March 31, 1996 were $160,916,000, resulting in a year-on-year increase of $10,841,000. Approximately 20% of each of these increases is attributable to foreign currency rate effects, in particular a stronger pound sterling. The remainder is primarily attributable to the United Kingdom subsidiary, where higher inventory levels have resulted from the implementation of the Company's merchandising strategy, which places greater emphasis on private label products, as these products require larger order sizes and longer order lead time. The effects of this strategy had been experienced earlier in Canada and Australia. Also contributing to the increases in the United Kingdom subsidiary's inventory was a lower than expected level of sales both during the third quarter and year-to-date. Inventory levels in the United Kingdom subsidiary are being actively managed down and some improvement was experienced during the third quarter. Management anticipates that by the end of the fiscal year, inventories in the United Kingdom subsidiary will be more closely aligned with the prior year. Management also believes that the Company's inventory, in all three countries, is of good quality and will be sold through in the ordinary course of business, without the need for significant mark downs.

CURRENT MATURITIES OF NOTES PAYABLE TO TANDY CORPORATION

Current maturities of notes payable to Tandy have decreased from $17,071,000 at March 31, 1996 to $6,958,000 at March 31, 1997 and June 30, 1996. This decrease results from the scheduled repayment of the Series B Note to Trans World Electronics, Inc. ("Trans World"), a subsidiary of Tandy, in the principal amount of $10,113,000. The balances of $6,958,000 at March 31, 1997 and June 30, 1996, represent the amount of the Series A Note payable to Trans World over the next twelve months.

ACCOUNTS PAYABLE

The level of accounts payable has decreased from $24,082,000 at June 30, 1996 to
$21,641,000 at March 31, 1997.   At March 31, 1997, accounts payable were
$6,414,000 higher than at March 31, 1996. This increase in accounts payable result primarily from an increase in the level of inventories, deferred payment terms with suppliers and from foreign currency rate effects.

ACCRUED EXPENSES

Accrued expenses have increased from $25,833,000 at June 30, 1996 and $26,031,000 at March 31, 1996 to $31,518,000 at March 31, 1997. These increases result from a variety of timing differences, including the payment of compensation, advertising costs and property and sales taxes. The increase in the sale of extended warranties has also lead to an increase in deferred service contract income.

INCOME TAXES PAYABLE

Income taxes payable were $12,290,000 at March 31, 1997 compared to balances at June 30, 1996 and March 31, 1996 of $12,971,000 and $13,689,000, respectively.

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

An audit of the Canadian income tax returns of the Canadian subsidiary for the 1990 to 1993 taxation years was commenced during the 1995 fiscal year. The Company has been advised that Revenue Canada is challenging certain interest deductions relating to the Canadian subsidiary's former operations in continental Europe and is proposing to tax certain foreign exchange gains related to such operations. Management estimates that the possible range of loss should Revenue Canada ultimately prevail in these matters, after all appeals have been unsuccessfully pursued by the Company, could range from $18,000,000 to $25,000,000. Assuming Revenue Canada pursues these issues, in order for the Company to proceed with such appeals, the Company would likely be required to post a cash deposit or letters of credit equal to one-half of the 1990-1993 tax in dispute, together with interest, which management estimates should not exceed $9,000,000. Notwithstanding that the Company is still in discussions with Revenue Canada regarding these issues, Revenue Canada was required to issue a protective reassessment for one of the years because the time period during which such reassessment could legally be issued was about to expire. The amount of the reassessment, including interest, is approximately $13,800,000. This amount relates to the 1992 taxation year only and is reflected in the range described immediately above. The Company has appealed this reassessment and, as indicated above, may be required to post a cash deposit or letters of credit equal to one-half of the reassessment, pending the outcome of such appeal. Management believes it has meritorious arguments in support of the deductibility of such interest and in support of its treatment of the foreign exchange gains and is prepared to vigorously defend its position should the Canadian tax authorities proceed with such a challenge following the conclusion of discussions with the Company and its advisors. Accordingly, it is management's assessment that no provision need be recorded for these possible claims.


                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

Operating activities generated $7,572,000 in cash during the nine months ended March 31, 1997 compared to $1,294,000 in the same period of the prior year, an increase of $6,278,000. Increases in inventory levels used $4,620,000 less cash than in the previous fiscal year. Accrued expenses conserved $5,525,000 in cash for the period as compared to $496,000 in the previous year, the difference relating primarily to the timing of advertising expenditures and an accrual for the payment of sales related taxes in the United Kingdom. The benefits of the additional cash generated by these changes were partially offset by a reduction in net income, adjusted to reconcile net income to cash, which generated $4,413,000 less cash than last year, falling from $18,084,000 for the nine months ended March 31, 1996 to $13,671,000 at the end of the third quarter of the current fiscal year.

Cash flow from investing activities consumed $5,316,000 during the current year to date period, as compared with $7,351,000 a year ago. This decrease is primarily attributable to a planned reduction in capital spending.

Financing activities provided $3,099,000 in cash during the nine months ended March 31, 1997, while consuming $1,035,000 in cash during the same period a year ago. This change results primarily from an increase of $4,912,000 in the level of short-term borrowings needed to finance operations. This increase in cash was partially offset by the fact that there were no exercises of stock options by employees, thus no cash generated, during the nine months ended March 31, 1997. The exercise of such options had generated $760,000 in cash a year ago.

The Company's principal sources of liquidity during fiscal year 1997 are its cash and short-term investments, its cash flow from operations and its banking facilities.

On May 6, 1994, InterTAN Canada Ltd., InterTAN, Inc., and InterTAN U.K. Limited entered into a one-year credit agreement ("Syndicated Loan Agreement") with a syndicate of banks. This agreement established a one year revolving facility in an amount which is determined using an inventory level calculation not to exceed Cdn$60,000,000 ($43,332,000 at March 31, 1997 exchange rates). This agreement has been renewed and now extends through mid-August, 1997.

The Company intends to request a further extension of the facility prior to August, 1997 and reasonably believes that the banking syndicate will agree to such renewal; however, there can be no guarantee of such renewal. This facility is used primarily to provide letters of credit in support of purchase orders and, from time to time, to finance inventory purchases. At March 31, 1997, there were borrowings against the credit facility aggregating $9,769,000.

In September 1996, the Company's Australian subsidiaries, InterTAN Australia Ltd. and Technotron Sales Corp. Pty. Ltd., entered into a credit agreement with an Australian bank (the "Australian Facility"). This agreement established a credit facility in the amount of A$12,000,000 ($9,432,000 at March 31, 1997 exchange rates). The Australian Facility has no fixed term and may be terminated at any time upon five days prior written notice by the lender. All or any part of the facility may be used to provide letters of credit in support of purchase orders. A maximum amount of A$5,000,000 ($3,930,000 at March 31, 1997 exchange rates) may be used in support of short-term borrowings. Interest is charged on such borrowings at the Australian Indicator Lending Rate plus 1.25 percentage points. At March 31, 1997, there were no borrowings outstanding against the Australian Facility.

In addition to the credit facilities described above, the Company's principal sources of outside financing have been from the borrowings evidenced by the Series A Note payable to Trans World and the Debentures.

Both the Series A Note and the Syndicated Loan Agreement preclude the Company from paying dividends on its common stock. Accordingly, any such payment would require the refinancing of any amounts outstanding under these loan agreements or the consent of the Company's banking syndicate and Trans World; there can be no assurance that either event would occur. In addition, the Series A Note and the Syndicated Loan Agreement contain covenants which require the Company to maintain tangible net worth at a specified minimum level and which limit the level of debt due both to Tandy as well as other parties, annual capital spending and lease commitments and require the Company to maintain debt to equity and working capital ratios at agreed levels. These loan agreements also require the Company to meet certain interest coverage ratios. At March 31, 1997, the Company was in compliance with all of these requirements. Management expects that the Company will meet these requirements, as modified, during the remainder of fiscal year 1997.

The Company's primary uses of liquidity during the remainder of fiscal year 1997 will include the funding of capital expenditures which the Company anticipates will approximate $2,200,000 during the remainder of fiscal year 1997, mainly related to store expansion, remodeling and upgrading. As previously described, the Company believes that it may be required to post additional tax deposits or letters of credit with Revenue Canada in order to appeal existing, and, possibly, additional reassessments of tax. See "Income Taxes Payable".

Management believes that the Company's cash and short-term investments on hand and its cash flow from operations coupled with the Syndicated Loan Agreement and the Australian Facility will provide the Company with sufficient liquidity to meet its planned requirements through the 1997 Christmas selling season, provided the amount of any additional tax deposits were not at the upper end of the ranges described above under "Income Taxes Payable". If this were the case, the Company would be required to seek additional sources of liquidity. Management is currently in the process of studying additional funding alternatives. However, there can be no assurance that additional funding would be available, if required, on terms acceptable to the Company.

                                 CONTINGENCIES
                                 -------------

Claims have been made by a former employee for damages for wrongful dismissal totaling approximately $870,000. The Company is vigorously defending this action. The Company believes that the possible range of loss in this matter is less than the amount claimed by this former employee, and the Company has recorded a provision representing its best estimate of any liability which may ultimately arise.

In the fourth quarter of fiscal year 1993, the Company recorded a pre-tax charge of $77,400,000 in connection with the Company's plan to close its continental European retail operations. The shutdown process is now substantially complete. Management believes that the remaining provision is adequate to provide for the Company's remaining obligations in Europe, including claims brought against the Company by certain trade creditors, former employees, dealers and franchisees.

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


                         BASIS OF FINANCIAL STATEMENTS
                         -----------------------------

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation SX, "Interim Financial Statements", and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with accounting principles and practices (including consolidation practices) as reflected in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and, in the opinion of the Company, include all adjustments necessary for fair presentation of the Company's financial position as of March 31, 1997 and 1996 and the results of its operations for the three and nine months ended March 31, 1997 and 1996 and its cash flow for the nine months ended March 31, 1997 and 1996. Such adjustments are of a normal and recurring nature. Operating results for the three and nine months ended March 31, 1997 are not necessarily indicative of the results that can be expected for the fiscal year ended June 30, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

PART II - OTHER INFORMATION


ITEM 1    LEGAL PROCEEDINGS

          The various matters discussed under the heading "Contingencies" on page 19 of this Form 10-Q are incorporated herein by reference.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were put to a vote of the Company's stockholders during the three month period ended March 31, 1997.

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

                    Exhibit No.               Description


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


                      *10(a) Amending Agreement dated February 11, 1997 amending the Credit Agreement.

                      *10(b) Third Amendment to InterTAN Advertising Agreement dated to be effective as of January 1, 1997.

                    Exhibit No.               Description

                      *10(c) Retirement Agreement dated March 3, 1997 between InterTAN, Inc. and James Michael Wood.

                      *11        Statement of Computation of Earnings Per Share.

                      *27        Article 5, Financial Data Schedule.

----------------------
*  Filed herewith

b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           InterTAN, Inc.
                                            (Registrant)



Date:  May 14, 1997                 By: /s/James T. Nichols
                                        ---------------------------------
                                        James T. Nichols
                                        President and Chief Executive Officer
                                        (Authorized Officer)



                                    By: /s/Douglas C. Saunders
                                        ----------------------------------
                                        Douglas C. Saunders
                                        Vice President and Corporate Controller
                                        (Principal Accounting Officer)

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

                    4(d) Warrant Agreement dated August 5, 1993 between InterTAN, Inc. and Trans World Electronics, Inc. (filed as Exhibit 10(h) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1993, and incorporated herein by reference). *10(a) Amending Agreement dated February 11, 1997 amending the Credit Agreement.

                    *10(b) Third Amendment to InterTAN Advertising Agreement dated to be effective as of January 1, 1997.

                    *10(c) Retirement Agreement dated March 3, 1997 between InterTAN, Inc. and James Michael Wood.

                    *11           Statement of Computation of Earnings Per
                                  Share.

                    *27           Article 5, Financial Data Schedule.

-------------------

*  Filed herewith