Form 10-K
period 1997-06-30
INTERTAN INC
filed 1997-09-26
CIK 803227

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended June 30, 1997
                                              -------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

     For the transition period from _______________to ___________________

     Commission file number 1-10062
                            -------
                                InterTAN, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                        75-2130875
-----------------------------------------           ----------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)

201 Main Street, Suite 1805
Fort Worth, Texas                                              76102
-----------------------------------------           ----------------------------
 (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:          817-348-9701
                                                    ----------------------------
Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
        Title of each class                              on which registered
----------------------------------------            ----------------------------
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

          The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 15, 1997 was $68,302,370 based on the New York Stock Exchange closing price on such date.


          As of September 15, 1997 there were 12,009,208 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the 1997 Annual Report to Stockholders are attached as
Exhibit 13 to this Annual Report on Form 10-K and are incorporated by reference into Parts I, II and IV. Portions of the definitive Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III. With the exception of those portions which are incorporated by reference in this Annual Report on Form 10-K, the 1997 Annual Report to Stockholders and the definitive 1997 Proxy Statement are not to be deemed incorporated into or filed as part of this Report.



                                     PART I
Item 1.  BUSINESS.

          InterTAN, Inc. ("InterTAN" or the "Company") was incorporated in the State of Delaware in June 1986 in order to receive from Tandy Corporation ("Tandy") the assets and businesses of its foreign retail operations, conducted in Canada under the "RadioShack" trade name, in Australia under the "Tandy Electronics" trade name and in the United Kingdom and Europe under the "Tandy" trade name. Following the transfer of assets, on January 16, 1987 Tandy distributed shares of InterTAN common stock to the Tandy stockholders in a tax-free distribution on the basis of one InterTAN share for every ten Tandy shares held. Thus Tandy effected a spin-off and divestiture of these foreign retail operations and its then ownership interest in InterTAN and its operations, thereby constituting InterTAN as an independent public corporation. The Company's operations in continental Europe were closed during fiscal year 1994.


FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

          This report contains certain forward-looking statements about the business and financial condition of InterTAN, including various statements contained in "Management's Discussion and Analysis of Financial Condition and
Results of Operations" herein below.   The forward-looking statements are
reasonably based on current assumptions regarding important risk factors. Accordingly, actual results may vary significantly from those expressed in the forward-looking statements, and the inclusion of such statements should not be regarded as a representation by the Company or any other person that the anticipated results expressed therein will be achieved. The following information sets forth certain factors that could cause the actual results to differ materially from those contained in the forward-looking statements.

          RELIANCE ON TANDY RELATIONSHIP. Tandy, including certain of its affiliates, is the Company's principal supplier, is the licensor of the Company's principal trade names, and is a secured creditor of the Company. Maintaining its contractual relationships, particularly the supply and license arrangements, with Tandy is critical to the Company. The loss of such relationships with Tandy would have a material adverse effect on the Company. See "Business - Suppliers", "- Merchandise, License and Advertising Agreements" and Note 3 to the Notes to Consolidated Financial Statements contained in InterTAN's 1997 Annual Report to Stockholders.

          QUARTERLY VARIATIONS; SEASONALITY. The Company's quarterly results of operations may fluctuate significantly as the result of the timing of the opening of, and the amount of net sales contributed by, new stores and the timing of costs associated with the selection, leasing, construction and opening of new stores, as well as seasonal factors, product introductions and changes in product mix. In addition, sales can be affected as a result of store closures. The Company's business is seasonal, with sales and earnings being relatively lower during the fiscal quarters other than the second fiscal quarter which includes the Christmas selling season. Adverse business and economic conditions during this period may adversely affect results of operations. In addition, excluding the effects of new store openings, the Company's inventories and related short-term financing needs are seasonal, with the greatest requirements occurring during its second fiscal quarter. The Company's financial results for a particular quarter may not be indicative of results for an entire year and the Company's revenues and/or expenses will vary from quarter to quarter. The Company's operating results may also be affected by changes in global economic conditions in the markets where its stores are located, as well as by weather and other natural conditions. See "Business -Other - Seasonality" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          COMPETITION. The retailing industry in which the Company operates is highly competitive. Products substantially similar to those sold through the Company's retail outlets are sold by many other retail stores, including department and discount stores, consumer electronics chains and computer outlets. The nature and extent of competition differs from store to store and also from product line to product line. Certain of the Company's competitors are larger, have a higher degree of market recognition and have greater resources, financial or otherwise, than the Company.

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

          PRODUCT SUPPLY. The Company's merchandise strategy places heavy emphasis on private label products. These products are typically sourced for the Company in the Far East and manufactured to the Company's order and specification. Consequently, private label products require larger minimum order quantities and longer lead times than nationally branded product which is generally available locally on reasonably short notice. There can be no assurance that the Company will be able to arrange for the production of private label goods to the level required to meet its merchandising objectives. The private label goods being sourced by the Company in the Far East are also typically purchased by Tandy and are therefore manufactured to North American standards. These products are, with minor, and in many cases no, modifications, suitable for sale in Canada. However, the Company's Australian and U.K. operations require products using voltage and other specifications which differ from North American standards. There can be no assurance that vendors will agree to manufacture products to these specifications in quantities that are affordable to the Company. Delays in the timing of arrival of goods from the Far East could also have an adverse impact on the Company's business, particularly delays during the Christmas selling season. See "Business - Business Strategy" and "- Products."

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

          OFFERING ADDITIONAL PRODUCTS AND SERVICES. The Company's strategy, particularly through certain of its strategic alliances, includes offering additional communications products and services, which may include, among others, paging, cable television, home security monitoring and communication, cellular phone service, local phone service, and Internet access. Entry into new markets entails risks associated with the state of development of the market, intense competition from companies already operating in those markets, potential competition from companies that may have greater financial resources and experience than the Company, and increased selling and marketing expenses. There can be no assurance that the Company's products or services will receive market acceptance in a timely manner, or at all, or that prices and demand in new markets will be at a level sufficient to provide profitable operations. See "Business - Products and Distribution" and "- Business Strategy - Strategic Alliances."

          RELIANCE ON STORE LOCATIONS. The Company's success is dependent in part upon its ability to open and operate new stores on a profitable basis and to increase sales at existing stores. The Company's performance is also dependent to a significant degree upon its ability to hire, train and integrate qualified employees into its operations. The Company plans to open approximately 10-15 new stores in fiscal 1998. There can be no assurances that the Company will be able to locate and obtain favorable store sites to meet its goals, attract and retain competent personnel, open new stores on a timely and cost-efficient basis or operate the new and existing stores on a profitable basis. The Company plans to open new stores in existing markets, which may result in the diversion of sales from existing stores and thus some reduction in comparable store sales. See "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Net Sales and Operating Revenues."

          NEED FOR ADDITIONAL FINANCING. The Company requires substantial capital to fund its inventory purchases and store openings and renovations. Consequently, the Company's ability to grow sales and the future of its operations will be affected by the availability of financing and the terms thereof. There can be no assurance that the Company will have access to the financing necessary to meet its sales growth plans or that such financing will be available to the Company on favorable terms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

          POSSIBLE INCOME TAX REASSESSMENTS. The Company is in discussion with Revenue Canada regarding several issues relating to the Company's spin-off from Tandy and the Company's former operations in continental Europe. If Revenue Canada were to prevail in its stated position on these matters, after the Company had unsuccessfully pursued all rights of appeal, the Company would likely need to seek additional financing. Depending on the level of reassessments, the Company may also need to seek additional financing to post deposits necessary to pursue its rights of appeal. There can be no assurance that such additional financing would be available. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Income Taxes" and "- Liquidity and Capital Resources."

          MANAGEMENT INFORMATION SYSTEMS. The Company's success is dependent to a significant degree upon the accuracy and proper utilization of its management information systems. For example, the

Company's ability to manage its inventories, accounts receivable, accounts payable and to price its products appropriately, depends upon the quality and utilization of the information generated by its management information systems. In addition, the success of the Company's operations is dependent to a significant degree upon its management information systems. The failure of the Company's management information systems to adapt to business needs resulting from, among other things, expansion of its store base and the further development of its various businesses, could have a material adverse effect on the Company. See "Business--Management Information Systems."

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

          CURRENCY FLUCTUATION AND GLOBAL ECONOMIC RISKS. The Company's financial results are reported in U.S. Dollars. Due to the structure of the Company's operations, possible periodic fluctuation of local currencies against the U.S. dollar will have an impact on the Company's financial results. The Company's subsidiaries conduct business in several foreign currencies; accordingly, depreciation in the value of those currencies against the U.S. dollar reduces earnings as reported by the Company in its financial statements. The Company and its subsidiaries purchased approximately 30% of their inventory through Tandy in fiscal 1997. These purchases were all made in U.S. dollars and the products purchased were sold in Canada, the United Kingdom and Australia in local currencies. Accordingly, exchange rate fluctuations could have a significant effect on the Company's gross margins. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations." Additionally, certain of the Company's debt instruments are not denominated in the functional currency of the borrower. "See Management Discussion & Analysis of Financial Condition and Results of Operations Foreign Currency Transaction (Gains) Losses".

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

DESCRIPTION OF BUSINESS

          InterTAN is engaged principally in the sale of consumer electronics products and services through company-operated retail stores and dealer outlets in Canada, the United Kingdom and Australia. In Canada, the Company also operates cellular telecommunications stores (the "Cantel Stores") on behalf of Rogers Cantel Inc. ("Cantel"). See "Geographic Analysis - Canada". The Company also sells product to direct resellers and end users in certain European countries where the Company has no company-operated stores or licensed dealers. InterTAN's ongoing retail operations are conducted through three wholly-owned subsidiaries; InterTAN Australia Ltd. ("InterTAN Australia"), a New South Wales corporation which operates in Australia under the trade name "Tandy Electronics", InterTAN Canada Ltd. ("InterTAN Canada"), an Alberta corporation which operates in Canada under the trade name "RadioShack", and InterTAN U.K. Limited ("InterTAN U.K."), an England/Wales corporation which operates in the United Kingdom under the "Tandy" trade name. As used herein, "InterTAN" or "Company" sometimes collectively refers to InterTAN, InterTAN Australia, InterTAN Canada and InterTAN U.K., according to the context.

          As at June 30, 1997, InterTAN's company-operated retail stores and dealers totaled 1,683 consisting of 452 company-operated and 401 dealer stores in Canada, 341 company-operated and 130 dealer stores in the U.K., and 215 company-operated and 144 dealer stores in Australia. In addition, at June 30, 1997, the Company operated 56 Cantel Stores in Canada. InterTAN's company-operated retail stores are located primarily in leased premises. The "dealers" included in the above totals are independent retail businesses which operate under their own trade names but are permitted, under dealer agreements, to purchase any of the products sold by company-operated stores. The dealer agreements contain a sub-license permitting such dealer to designate its consumer electronics department or business as a "RadioShack Dealer", a "Tandy Dealer", or a "Tandy Electronics Dealer", as applicable.

EMPLOYEES

          As at June 30, 1997 InterTAN employed approximately 4,400 persons. Approximately 130 of InterTAN Canada's employees are represented by unions. Those employees are engaged in InterTAN Canada's warehousing and distribution operations and in the Company's stores in the province of Manitoba. Approximately 55 of InterTAN Australia's employees are represented by three separate unions. Approximately 30 of those individuals are employed in warehousing operations while the balance, who are repair technicians and security monitoring staff, are represented by separate unions.

PRODUCTS AND DISTRIBUTION

          InterTAN's stores carry a broad range of private label and brand name, moderately priced, quality consumer electronics products. The Company's private label products are similar, and in many instances identical, to those sold through Tandy's RadioShack retail stores in the United States. The selection of products offered for sale is comprehensive ranging from, among other things, small parts and accessories to large ticket items such as stereo systems and computers. Types of product include: telephony products, including both traditional and cellular telephones, pagers, answering machines and fax machines, personal electronics products, personal computer hardware and software, batteries, parts and accessories, communications products, audio and video products and other small electronic items. It is management's view that the range of products offered by InterTAN is broader than that typically offered by others in the retail consumer electronics industry. The product line in InterTAN stores varies from country to country due to product availability, local laws, regulations and consumer preferences. The trade-marks

RadioShack, Optimus and Tandy, among others, are used under license from Tandy; the Company's trade-marked brands include, among others, Genexxa and Techcessories. See "Merchandise, License and Advertising Agreements - License Agreements." InterTAN also offers its customers a selection of brand name products including, among others, Panasonic, AT&T, Compaq, IBM, Sony, Lexmark and Sanyo (the lack of a /R/, TM or SM is not intended, regarding all of the names referred to herein above, to indicate a lack of registration therefor). These brand name products have been selected to complement InterTAN's own private label lines either as extensions or to offer consumers a choice against which they may compare the relative capability and value of InterTAN's private label products. Brand name goods are also used to test new products. Products substantially similar to those sold through InterTAN's retail outlets are sold by many other retail stores, including department stores, consumer electronics chains and computer outlets.

          Management believes InterTAN is recognized as the leading retailer of certain categories of products (e.g., scanners and multi-testers), as being a primary source for other specific products (e.g., parts and accessories and telephony) and as having the widest selection in a given category (e.g., batteries). These areas of specialty and market leadership typically generate higher gross margin returns relative to certain of the Company's other product lines.

                      1997 SALES BY PRODUCT GROUP
                        (Rounded to nearest 1%)

                    Product Group              Total
                    --------------------------------
                    Parts & Accessories         23%
                    Audio/Video                 18%
                    Telephony                   15%
                    Computers                   13%
                    Personal Electronics         9%
                    Communications               5%
                    Other                       17%
                    --------------------------------
                                               100%
                                               ====

          InterTAN believes that it has an efficient product distribution system and efficient store operations systems and procedures. InterTAN has traditionally focused on effective store operations and has developed information systems to monitor and control store performance.

          The store format typically incorporates the concept of small, strategically located stores mostly in primary and secondary retailing centers, and provides the customer with convenience and readily available products to meet a wide range of consumer electronic needs. InterTAN emphasizes product knowledge and customer service. Management believes that many customers perceive store personnel as having superior product knowledge and are, accordingly, a trusted information resource for consumers. InterTAN also provides after-sale service for all the products it sells during warranty periods and beyond. The Company has adapted RadioShack USA's "Repair Shop at RadioShack" program in each of its three markets. Under this program, the Company offers out-of-warranty repair service to customers for a wide range of nationally branded electronic products. The Company's service centers provide repair capability within a satisfactory turnaround period. The Company has also introduced RadioShack USA's "RadioShack Unlimited" program in each of its markets. Through an in-store catalog, customers are offered thousands of unusual and hard to find items.

MANAGEMENT INFORMATION SYSTEMS

          The Company has a network of point-of-sale terminals in every company-operated store in each of the three countries in which it operates. Each of the Company's stores has at least one or more computers which serve as point-of-sale terminals and are linked to operations headquarters in the particular country. This information network, referred to as EPOS, provides detailed sales and margin information on a daily basis, updates InterTAN's customer database and provides improved financial controls, as well as acting as a monitor of individual store performance. In Canada and the United Kingdom, EPOS is also linked directly to a system used to automatically replenish a store's stock as inventory is sold. These programs are generally store specific and not only help ensure that stores are stocked with inventory in adequate and appropriate quantities but also relieve store managers of time consuming stock ordering duties, leaving them more time to spend with customers and staff. Although not store specific, a form of automatic replenishment is also used in Australia.

SUPPLIERS

          InterTAN acquires approximately 30% of its inventory pursuant to a merchandise agreement with Tandy and acquires the balance from numerous other manufacturers located in the United States and in the countries in which InterTAN has operations. InterTAN uses Tandy's purchasing and export agent, A&A International, Inc. ("A&A"), a wholly-owned subsidiary of Tandy, as its exclusive purchasing agent and exporter in the Far East. See "Merchandise, License and Advertising Agreements - Merchandise Agreement."

          InterTAN purchased approximately $93,000,000 of products through Tandy in fiscal 1997. This amount is exclusive of certain costs normally associated with cost of goods such as duties, freight and certain taxes. Under its merchandise arrangements with Tandy, InterTAN may purchase any products which Tandy has available for sale in its then current RadioShack catalog, or those products which may otherwise be reasonably available from Tandy or through A&A. Through its ongoing relationship with Tandy, InterTAN is able to take advantage of Tandy's sourcing strength to obtain products which management believes generate gross margins which are higher than industry averages and which offer enhanced customer value. While the Company from time to time enters into exclusivity arrangements with certain suppliers (see "Business Strategy - Strategic Alliances"), InterTAN is not materially dependent on any one supplier other than Tandy. See "Merchandise, License and Advertising Agreements."

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

          A table appears in Note 13 to the Consolidated Financial Statements contained in InterTAN's 1997 Annual Report to Stockholders which appears on page 35 of Exhibit 13 to this Annual Report on Form 10-K which shows net sales, operating profit and identifiable assets of the Company by geographic area for the three years ended June 30, 1997. This table is incorporated herein by reference.

          CANADA. As at June 30, 1997, InterTAN Canada operated a total of 452 RadioShack stores in Canada. In addition, a network of dealers accounts for a further 401 Canadian RadioShack locations. InterTAN Canada uses a form of contract management program similar to that used in Australia in a small number of its company-operated stores. See "Geographic Analysis - Australia". The Company also operated 56 Cantel Stores at June 30, 1997. See "Business Strategy -- Strategic Alliances".

          The consumer electronics industry in Canada is highly competitive.
The influx of "big box" retailers into the Canadian market, some of them with origins in the United States, has added additional pressure to an already competitive marketplace. These conditions were made even more difficult during fiscal year 1997 by the consumer's resistance to the price levels of the most recent generation of personal computers and delays in the introduction of digital cellular products. Further, digital satellite systems, which have made a positive contribution to retailing results in the United States, were only introduced in Canada in late fiscal year 1997 due to regulatory restrictions and supplier constraints. Management believes that InterTAN Canada's range of products and service orientation differentiate the Company from other consumer electronics retailers in Canada.

          Based on publicly available material, InterTAN believes that the largest retailers in Canada in fiscal 1997 (other than department stores) which have a product line similar to, or competitive with, products offered for sale by InterTAN Canada were:

                                  Approximate No. of Stores:
                                  --------------------------

Future Shop                                     76
Adventure Electronique                         153

InterTAN's other main competitors in Canada are department stores, general retailers and other consumer electronics retailers.

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

          InterTAN Canada has a broad customer base. Management believes that the Company is considered the primary place to shop for products and advice in selected niches such as parts and accessories, telephony and personal electronics.

          UNITED KINGDOM.   As at June 30, 1997, InterTAN had 341 company-
operated stores and 130 dealer stores in the United Kingdom, all operating under the Tandy name. Management has identified InterTAN U.K.'s primary competitors as:

                            Approximate No. of Stores:
                            --------------------------

Dixons Group*                           709
Comet (Kingfisher Group)                356
Argos                                   394

*  Includes stores trading under the banners Dixons, Currys, PC World and The
   Link.

Unlike Canada and Australia, the Company's competitors in the United Kingdom have a broad market share which results in aggressive price and promotion competition.

     Consumer electronics retailing continues to undergo significant changes in the United Kingdom. More out-of-town superstores are being built, attracting shoppers from the more traditional downtown or "High Street" locations. While many of these stores offer a full range of electrical goods, their major attraction to consumers appears to be for larger purchases such as white goods, computers and home entertainment. There has also been a continued rationalization in the High Street with the closure of 200 Powerhouse locations and the failure of Escom, a computer retailer, and Colourvision, a television and video retailer. Another competitor, Norweb, sold approximately 70 stores to Comet. The shift to out-of-town locations, combined with the rationalization described above, has left basically four competitors in the High Street - InterTAN U.K., Dixons, Argos and independents. It is management's view that Dixons is InterTAN's most direct competitor in the United Kingdom.

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

          AUSTRALIA. As at June 30, 1997 InterTAN Australia had 215 company-operated stores and 144 dealer stores. Of the 215 company-operated retail stores, 142 are operated under "contract management" arrangements. Under the contract management arrangement, the store manager is not employed by InterTAN Australia. InterTAN Australia supplies the store inventory. The store manager is generally obliged to build up a cash deposit to InterTAN Australia amounting to up to 50% of the average stock value at the store. The gross profit attained by the store is split between InterTAN Australia and the contract manager, who is responsible for paying normal operating expenses such as labor and utility costs out of his/her share of the gross profits. Out of its share of the gross profits, InterTAN Australia is responsible for all occupancy related payments under the relevant store lease and other fixed operating expenses. InterTAN Australia is committed to providing warranty and service back-up, including advertising and training. Management believes that the contract management program is successful in improving margins and reducing costs by better aligning Company and contract managers profit goals.

          While the retailing of household goods in Australia is showing signs of improvement, performance in this category is still weak in comparison with
other retail sectors, such as recreational goods and food.   While many economic
indicators are positive, including interest rates, continued concerns over job security have caused consumer confidence to remain weak. Further, the entrance into Australia of category-killer chains has put pressure on both sales and margins. In prior years, further turmoil was created in the marketplace as several of the Company's competitors went through periods of financial reorganization which resulted in downward pressure on pricing of certain products.

          As the economy in Australia begins to improve, management believes the Company is positioned to take advantage of the opportunity to increase sales by building on its market strengths - a large number of convenient sales outlets, a broad product offering, including many unusual and hard to find items, and a well-trained, service-oriented sales staff. With 359 company-operated and dealer locations, InterTAN Australia is Australia's largest consumer electronics retail chain in number of locations.

          Management believes that InterTAN's primary competitors in Australia are:

                 Approximate No. of Stores:
                 --------------------------

Vox                         205
Brash                       127
Dick Smith                   77
Harvey Norman                68

There are few fully independent consumer electronics retailers in Australia since many of the independently owned electronics retailers are members of large buying groups such as Betta and Retravision, each having several hundred members.

BUSINESS STRATEGY

          In the early 1990's, the Company had experienced gradually eroding margins in all three of its markets. Management believes that one of the factors which contributed to this decline in margins was a shift in the product mix from higher margin private label products, sourced primarily through Tandy, to lower margin nationally branded products. In response to this and other concerns, InterTAN adopted a business strategy to refocus the Company in its unique market niche and to incorporate many of the new service initiatives created by Tandy's RadioShack division. As a first step in implementing this strategy, the Company appointed new management at corporate headquarters and in the Canadian and United Kingdom subsidiaries. A marketing director was also added to the Australian subsidiary. These individuals were recruited not only for their broad-based business skills, but more importantly for their extensive retail experience. Another early step in the strategy was the relocation of the Company's corporate headquarters from Canada to Fort Worth, Texas. This action has better enabled InterTAN to strengthen its strategic relationship with Tandy.

          The Company has an agreement with Tandy to enable it to take advantage of certain marketing and service initiatives introduced by RadioShack USA.
These include the positioning statement "You've got questions. We've got answers." and the service initiatives: "The Repair Shop at RadioShack"; "RadioShack Express"; and "RadioShack Unlimited". See "Merchandise, License and Advertising Agreements - Advertising Agreement." Being located in Fort Worth has better enabled the Company to maximize the benefits of these new initiatives. The key elements of InterTAN's business strategy are discussed more fully below.

          PRODUCTS. InterTAN's strategy focuses on a product plan dedicated to profitable sales growth by improving operating margins while at the same time increasing sales. Cornerstones of this plan are a product offering which includes a high concentration of private label goods, emphasis on core categories, reducing the number of trade marks used on private label goods, and managing the percentage of lower margin product in the overall sales mix. This strategy has been complemented by the introduction of certain of Tandy's service initiatives designed not only to produce revenue in their own right, but also to increase traffic in the Company's stores.

          During fiscal year 1997, the Company's sales consisted of the following:

                  Private label goods     57%
                  Name brand goods        30%
                  Computers               13%
                                         ----
                                         100%
                                         ====

          The Company's objective is to gradually increase the percentage in the product mix of higher margin private label goods from the present level. In order to achieve this objective, the Company is working more closely with A&A, which should enable the Company to expand the range of private label products available to its customers and to leverage Tandy's sourcing capabilities to negotiate favorable prices and product offerings with Far East vendors. Increasing the level of private label products in the merchandise mix will be a gradual process as these products require longer lead times. The benefits of this strategy may be offset by the effect of other initiatives taken to emphasize certain product lines, such as cellular, in particular products sold through the Cantel stores, other telephony products, computers and direct to home satellite systems. While these products have sales growth potential, they also typically carry margins which are below the Company's average.

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

          In prior periods the Company utilized several brand names on its private label goods which were used under license from Tandy. In addition, InterTAN had developed many of its own brand names. Management believes that the numerous private label names then in use not only resulted in customer confusion but also increased the Company's product sourcing and marketing costs. In response to these concerns, the number of private label brand names has been reduced to five, three of which - RadioShack, Optimus and Tandy - are used under license from Tandy. The remaining two - Genexxa and Techcessories - were developed and are owned by InterTAN and are typically used on private label goods sourced from a supplier other than Tandy.

          The final cornerstone of InterTAN's product strategy is managing the impact of lower margin product categories. These categories currently include computers and, previously, video games. While computers yield relatively low margins, the Company believes it is necessary to stock and display them to meet customer expectations and to stimulate sales of higher margin accessories and components. To minimize the impact on overall margins, the Company carefully monitors the level of computer inventories and sales.

          STRATEGIC ALLIANCES. InterTAN has the largest number of sales outlets among consumer electronics retailers in both Canada and Australia and is among the top four in the United Kingdom. The Company has over twenty years of retail experience in all of its markets and is known for its knowledgeable and friendly sales associates. Management believes that there are opportunities to leverage on this strength by forming strategic alliances with other businesses which are also leaders in their respective fields.

          An example of such an alliance is the retail association announced in the fourth quarter of fiscal year 1996 between RadioShack Canada and Cantel, Canada's only nationally-licensed wireless communications company. At June 30, 1997 the Company operated 56 Cantel Stores in major malls across Canada. These stores predominantly carry Cantel's cellular communications products and accessories. However, approximately one-quarter of the selling space is devoted to complementary end products and accessories offered by the Company. Additionally, most of RadioShack Canada's 452 company-operated stores exclusively feature Cantel wireless communications products and services.
Cantel funded the fixturing of "Cantel Express" sections in those stores for the exclusive offering of Cantel cellular products (including digital), paging and other services. This relationship aligns the Company's consumer electronics retail expertise with Cantel's technological strength. In addition to the Cantel alliance, the Company recently announced an agreement with AT&T Long Distance Services Company ("AT&T Canada") under which the Company will market AT&T Canada telecommunications services in all of its company-operated stores. AT&T Canada will also fund the construction of AT&T Canada store-in-store facilities in selected Company retail locations.

          In Australia, the Company has entered into an arrangement with Optus Communications Pty Limited ("Optus") to offer its cellular products exclusively in Tandy Electronics' 215 company-operated stores. As a part of this arrangement, the Company receives training programs, marketing support and a share of future air time revenues. In addition, new products and end services to be released by Optus, such as fiber optic television cable services and video communication, should become marketable in the future.

          In the United Kingdom, the Company has also established a non-exclusive alliance with a major cellular provider, Vodafone Limited. Financial support from this relationship as well as from certain handset vendors enabled the Company to construct Communications Centers in all of its 341 company-operated stores in the United Kingdom. In addition to cellular products, these Centers feature the full range of the Company's communications products including, traditional telephones, answering machines, scanners, CB radios and accessories for these products. During fiscal year 1997, the Company had also entered into an agreement with Vobis Microcomputer AG to market that company's personal computer line exclusively in its United Kingdom stores. However, that relationship was terminated, by mutual agreement, in June, 1997.

          The Company will continue to pursue additional alliance opportunities, to the extent practical, in other areas of its business in all three countries.


          RETAIL OPERATIONS. InterTAN will maintain its current strategy of leasing conveniently located stores in malls in Canada, malls and High Street locations in the United Kingdom and malls and street locations in Australia.
The Company also operates a limited number of express stores in Canada and the United Kingdom. These express stores feature a targeted range of merchandise in a more compact floor plan and are established in high traffic areas that do not presently have a company-operated store or which could support a second location. A selected number of clearance stores are also operated in both Canada and the United Kingdom.

          ADVERTISING. Traditionally, InterTAN's advertising approach has been strongly product and price-oriented and skewed heavily toward the utilization of print media, with broadcast media support only occurring during the Christmas selling season. The Company has recently added informative image advertising to promote its strength of having knowledgeable and service-oriented sales associates whom consumers can trust to take the "technological mystery" out of their electronics purchases. Also, specific advertising with an emphasis on service was created as The Repair Shop program and other service initiatives were launched in each of the countries, thereby giving consumers additional reasons to buy, other than promotional prices alone. This strategy was supported by additional television image advertising outside of the Christmas period. In addition, InterTAN's flyer, catalog, newspaper insert and other newspaper advertising programs each carry the "You've got questions. We've got answers." positioning statement. The Repair Shop program and additional service initiatives are also being featured. The Company continues to rely on a strong flyer program, newspaper inserts and other forms of distribution of its advertising material. Additionally, more focused direct mail promotions were made to encourage repeat business in the Company's core categories where it has strong market positions and attractive margins. As well, credit promotions and extended product warranties are offered and featured in the Company's advertising.

          INVENTORY AND DISTRIBUTION. The additional inventory requirements needed to implement a strategy intended to increase sales of private label goods (see "Business Strategy - Products") as well as the introduction of the Cantel Stores, have made it difficult to maintain inventory turns at fiscal year 1995 levels. Consequently, inventory turns decreased to 1.83 and 1.72 for fiscal years 1996 and 1997, respectively. The larger minimum order size and longer lead time associated with private label purchases resulted in expected holding cost increases which are more than offset by enhanced anticipated margins. Management believes that initiatives taken in the Management Information Systems area, including the installation of EPOS systems in all three countries and the use of automatic stock replenishment in Canada and the United Kingdom, combined with increased management attention focused on inventory flow, have helped mitigate the impact of these strategies on inventory levels.

          Management believes that InterTAN's warehouse facilities are generally well located and efficient in each country. Late in fiscal year 1995, the parts warehouse in Canada was consolidated with the central warehouse to take advantage of excess capacity. This action has resulted in lower costs and improved effectiveness. A number of changes were made to the warehouse in the United Kingdom, including recruitment of new management, changes to the physical layout and improved security, all intended to improve performance, productivity and cost control.

     During fiscal year 1995, InterTAN U.K. commenced a major enhancement of its computer hardware and software. The roll out of this new system was completed in fiscal year 1996 and has produced improved warehousing and distribution efficiencies. Early in fiscal year 1996, a new carrier was engaged in the United Kingdom to distribute inventory from the warehouse to the stores. One of the benefits of this new arrangement is the more frequent inventory replenishment of the InterTAN U.K. stores. In Australia, an electronic material picking system similar to that previously installed in Canada will be introduced early in fiscal year 1998. The Canadian system has also been expanded and upgraded since its introduction.

MERCHANDISE, LICENSE AND ADVERTISING AGREEMENTS

          MERCHANDISE AGREEMENT. The Company and Tandy are parties to a Merchandise Agreement which requires the Company to use A&A as its exclusive exporter of products from the Far East during the term thereof. Consequently, the Company must pay A&A an annual purchasing agent/exporter fee equal to $1 million plus 0.2% of the Company's consolidated sales in excess of $500 million less certain credits the Company earns by purchasing products from A&A.

          The Merchandise Agreement originally required the Company to provide irrevocable letters of credit to A&A in support of 100% of outstanding inventory purchase orders. In May 1994, this provision was amended to lower the level of letter of credit coverage to a minimum of 60% during the December to April period gradually rising to 90% in August. In October, 1995, agreement was reached to further lower the letter of credit requirements on certain Canadian purchases. Subsequently, the same reduced letter of credit requirements were extended to the Company's other subsidiaries. In September, 1997 the Merchandise Agreement was further amended to permit purchase orders to be supported by a surety bond, as well as by letters of credit.

          The terms of the various commissions and fees payable by InterTAN to Tandy under the Merchandise Agreement are to be reviewed by the parties during the six-month periods ending June 30, 2000 and June 30, 2005. In the event that satisfactory agreement regarding such terms is not reached, following such reviews, the Merchandise Agreement may be canceled by either party following 180 days' prior written notice.

          LICENSE AGREEMENTS.   In October and November, 1993, the Company
entered into a series of license agreements with Tandy. These agreements permit InterTAN to use the "RadioShack" trade name in Canada, the "Tandy" trade name in the United Kingdom and the "Tandy Electronics" trade name in Australia and New Zealand. Effective July 1, 1996, the expiry dates of these license agreements were extended from June 30, 2000 to June 30, 2006, with automatic annual extensions to June 30, 2010. The license agreements may be terminated with five years' prior written notice by either party. Each of the license agreements also provides for a license to use certain of Tandy's trademarks. In addition, InterTAN has the right to sub-license to its dealers and franchisees.

          In consideration for these rights, the Company was obliged to pay a sales-based royalty of 0.25% beginning in fiscal year 1996. This royalty increases by up to 0.25% each fiscal year until it reaches a maximum of up to 1.0% in fiscal year 1999.

          Both the Merchandise Agreement and the license agreements may be revoked by Tandy in the event of a change in control of InterTAN, the default by the Company in payment of certain indebtedness owing to Tandy or a breach of the terms of these agreements.

          The rights to use the trade names licensed by Tandy are currently, and in varying degrees (depending on the country of business), an integral part of InterTAN's marketing strategy. The loss of the licenses would have a material adverse impact on the business of InterTAN.

          ADVERTISING AGREEMENT. In June 1995, the Company announced an advertising agreement with Tandy. Under the terms of the agreement, the Company is entitled to the limited use of certain marketing materials, research and marks developed by or for Tandy since January 1, 1994, including the service marks "The Repair Shop at RadioShack", "RadioShack Unlimited" and "You've got questions.

We've got answers." The right to use any marks covered by the agreement are vested in the Company by being added to the license agreements described above. In consideration for use of the materials and marks developed during calendar year 1994, the Company paid to Tandy a one-time license fee of $100,000. With respect to materials and marks developed during the term of the agreement, the Company has agreed to pay to Tandy 6% of Tandy's cost, as defined, of developing such materials and marks. Under the current agreement, the Company's share of these costs is capped at the 1996 level. The agreement currently expires December 31, 1997 but may, at the Company's request and at Tandy's option, be extended.

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


ITEM 2.  PROPERTIES.

          InterTAN owns three facilities consisting of a 412,000 square-foot
building (owned by InterTAN    Canada) containing office and warehouse space in
Barrie, Ontario, Canada, where the headquarters of InterTAN Canada are located, two buildings aggregating 152,000 square-feet (owned by InterTAN Australia) containing office and warehouse space in Mount Druitt, New South Wales, Australia, where the headquarters of InterTAN Australia are located, and a 43,000 square-foot building (owned by InterTAN U.K.) located near Birmingham, England, where the headquarters for InterTAN U.K. and a properties warehouse are located.

          InterTAN U.K. leases three facilities totaling 136,000 square feet near Birmingham, England in which the Company's distribution center and repair facilities are located.

         InterTAN's head office is located in a leased 6,675 square-foot facility in Fort Worth, Texas.

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

          For additional information concerning InterTAN's properties, the following sections of Exhibit 13 attached hereto are hereby incorporated by reference:
                                                     Pages
                                                     -----

          Rent Expense                               16-17
          Retail Square Feet                             1
          Sales Outlets                                 13

ITEM 3.   LEGAL PROCEEDINGS.

          With the exception of the matters discussed in Notes 6 and 8 of the Notes to Consolidated Financial Statements contained in InterTAN's 1997 Annual Report to Stockholders which appear on pages 30 and 32, respectively, of Exhibit 13 attached hereto, such Notes being incorporated herein by reference, there are no material pending legal proceedings, other than ordinary routine litigation incidental to InterTAN's business, to which InterTAN or any of its subsidiaries is a party or to which any of their property is subject.

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

          The high and low closing sales prices (in U.S. dollars), as reported by the New York Stock Exchange, of InterTAN's common stock for each full quarterly period within the two most recent fiscal years are set out below:

          Quarter Ended      High        Low
          -------------     -------     ------
          June, 1997        $ 4         $3 3/8
          March, 1997         4 3/4      3 7/8
          December, 1996      6 3/8      4 5/8
          September, 1996     6 5/8      5 5/8
          June, 1996          6 7/8      5 1/4
          March, 1996         6 1/2      4 5/8
          December, 1995      9 3/8      7 1/8
          September, 1995     10         7 1/4

As of September 15, 1997, there were approximately 11,400 recordholders of InterTAN's common stock.

          InterTAN has never declared cash dividends. Based upon InterTAN's long-term growth opportunities, in the opinion of management, the stockholders are best served by InterTAN pursuing a strategy of reinvesting all profits. Further, InterTAN is currently precluded from paying dividends under its various loan agreements.

ITEM 6.  SELECTED FINANCIAL DATA.

          "Financial Highlights" contained in InterTAN's 1997 Annual Report to Stockholders which appears on page 1 of Exhibit 13 attached hereto is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in InterTAN's 1997 Annual Report to Stockholders which appears on pages 13 through 21 of Exhibit 13 attached hereto is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The following reports, statements and notes contained in InterTAN's 1997 Annual Report to Stockholders which appear on the indicated pages of
Exhibit 13 attached hereto are incorporated herein by reference:

          Report of Independent Accountants - page 38
          Consolidated Statements of Operations - Three years ended
            June 30, 1997 - page 22
          Consolidated Balance Sheets - Two years ended June 30, 1997 - page 23 Consolidated Statements of Cash Flows - Three years ended
            June 30, 1997 - page 24
          Consolidated Statements of Stockholders' Equity - Three years ended
            June 30, 1997 - page 25
          Notes to Consolidated Financial Statements - pages 26 - 37

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          There has been no change in independent accountants and no disagreement with any independent accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during the period since the end of fiscal 1996.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information called for by this Item with respect to directors and executive officers has been omitted pursuant to General Instruction G(3) to Form 10-K. This information is incorporated by reference from the 1997 definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION.

          The information called for by this Item with respect to executive compensation has been omitted pursuant to General Instruction G(3) to Form 10-K. The information is incorporated herein by reference from the 1997 definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information called for by this Item with respect to security ownership of certain beneficial owners and management has been omitted pursuant to General Instruction G(3) to Form 10-K. This information is incorporated by reference from the 1997 definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information called for by this Item with respect to certain relationships and transactions with management and others has been omitted pursuant to General Instruction G(3) to Form 10-K. This information is incorporated by reference from the 1997 definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) Documents filed as part of this report:

             (1)  Financial Statements

                  The consolidated financial statements of InterTAN incorporated by reference in this Form 10-K are listed in the index given in Item 8.

             (2)  Financial Statement Schedules:

                  Financial Statement Schedule II is filed herewith.

                  All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1997 Annual Report to Stockholders and included in Exhibit 13 attached hereto.

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

                   10(c)(iii) Third Amendment to Secured Loan Agreement with
                              Trans World Electronics, Inc. dated July 1, 1996 (Filed as Exhibit 10(c) to InterTAN's Quarterly Report on Form 10-Q for quarter ended September 30, 1996 and incorporated herein by reference).

                   10(d) Retirement Agreement dated March 3, 1997 between InterTAN, Inc. and James Michael Wood (Filed as
                              Exhibit 10(c) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1997 and incorporated herein by reference).

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

                   10(m)(iv)  Fourth Amendment to Merchandise Agreement dated
                              July 1, 1996 (Filed as Exhibit 10(b) to InterTAN's Quarterly Report on Form 10-Q for quarter ended September 30, 1996 and incorporated herein by reference).

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

                   10(p)(iii) Third Amendment to License Agreement (Canada),
                              Third Amendment to License Agreement (United
                              Kingdom), and Second Amendment to License
                              Agreement (Australia and New Zealand), each dated June 26, 1996 (Filed as Exhibit 10(p)(iii) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1996 and incorporated herein by reference).

                   10(q)      Credit Agreement dated as of May 6, 1994 (Filed as
                              Exhibit 10(q) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1994 and incorporated herein by reference) .

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

                   10(q)(iii) Amending Agreement dated June 25, 1996, amending and extending Credit Agreement (Filed as Exhibit 10(q)(iii) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1996 and incorporated herein by reference).

                   10(q)(iv)  Amending Agreement dated September 11, 1996
                              amending the Credit Agreement (Filed as Exhibit 10(a) to InterTAN's Quarterly Report on Form 10-Q for quarter ended September 30, 1996 and incorporated herein by reference).

                   10(q)(v) Amending Agreement dated February 11, 1997 amending the Credit Agreement (Filed as exhibit 10(a) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1997 and incorporated herein by reference).

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

                   10(s)(ii)  Third Amendment to InterTAN Advertising Agreement
                              dated to be effective as of January 1, 1997 (Filed as Exhibit 10(b) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1997 and incorporated herein by reference).

                   10(t) Master Sales Agreement (United Kingdom) dated to be effective as of December 31, 1995, among InterTAN, Inc., InterTAN U.K. Limited, and Tandy Corporation (Filed as

                              Exhibit 10(c) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1995 and incorporated herein by reference).

                   10(u) InterTAN, Inc. 1996 Stock Option Plan and Forms of Stock Option Agreement (Filed as Exhibits 4.6 and 4.7, respectively, to InterTAN's Registration Statement on Form S-8, SEC file number 333-16105, filed on November 14, 1996 and incorporated herein by reference).

                 * 13 1997 Annual Report to Stockholders page 1 ("Financial Highlights" only) and pages 13 through 38.

                   21 Subsidiaries of InterTAN, Inc. (Filed as Exhibit 21 to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

                 * 23         Consent of Independent Accountants.

                 * 27         Article 5 Financial Data Schedule.

                   99 Form of Multi-Option Switch Facility Agreement between InterTAN Australia Ltd. and Westpac Banking Corporation (Filed as Exhibit 99 to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1996 and incorporated herein by reference).

-----------------
* Filed herewith

     (b) No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended June 30, 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         InterTAN, Inc.

September 26, 1997                       /s/James T. Nichols
                                         -------------------------------------
                                         James T. Nichols,
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 26th day of September 1997 by the following persons on behalf of InterTAN, Inc. and in the capacities indicated.

Signature                                Title
---------                                -----

/s/James G. Gingerich                    Senior Vice President and
-----------------------------            Chief Financial Officer
James G. Gingerich                       (Principal Financial Officer)


/s/Douglas C. Saunders                   Vice President and
-----------------------------            Corporate Controller
Douglas C. Saunders                      (Principal Accounting Officer)

/s/Ron G. Stegall                        Director and
-----------------------------            Chairman of the Board
Ron G. Stegall

/s/William C. Bousquette                 Director
-----------------------------
William C. Bousquette

/s/John A. Capstick                      Director
-----------------------------
John A. Capstick

/s/Clark A. Johnson                      Director
-----------------------------
Clark A. Johnson

/s/Walter F. Loeb                        Director
-----------------------------
Walter F. Loeb

/s/John H. McDaniel                      Director
-----------------------------
John H. McDaniel

/s/W. Darcy McKeough                     Director
-----------------------------
W. Darcy McKeough

/s/James T. Nichols
-----------------------------
James T. Nichols                         Director

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES



To the Board of Directors of
InterTAN, Inc.



Our audits of the consolidated financial statements referred to in our report dated September 11, 1997, appearing on Page 38 of the 1997 Annual Report to Shareholders of InterTAN, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K), also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/Price Waterhouse LLP



Fort Worth, Texas
September 11, 1997

                                                                     Schedule II


                                 INTERTAN, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


(In thousands)

                                                    YEAR ENDED JUNE 30
                                            --------------------------------
                                              1997        1996        1995
                                            --------    --------    --------
ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Balance, beginning of year             $  1,746    $  1,175    $  1,259

     Additions charged to profit and loss         52         599         126

     Accounts receivable charged off,
          net of recoveries                     (259)        (28)       (210)
                                            --------    --------    --------

     Balance, end of year                   $  1,539    $  1,746    $  1,175
                                            ========    ========    ========


BUSINESS RESTRUCTURING RESERVE

     Balance, beginning of year             $  2,630    $  2,610    $  6,380

     Credited to cost and expense               --          --        (1,600)

     Payments and other dispositions, net     (1,181)         20      (2,170)
                                            --------    --------    --------

     Balance, end of year                   $  1,449    $  2,630    $  2,610
                                            ========    ========    ========


DEFERRED TAX VALUATION ALLOWANCE

     Balance, beginning of year             $ 30,461    $ 28,107    $ 37,578

     Additions to valuation allowance          8,828       3,610       3,427

     Adjustments to valuation allowance       (1,656)       (329)     (9,100)

     Reduction in deferred tax assets           --          (749)     (3,690)

     Foreign exchange rate effects             1,705        (178)       (108)
                                            --------    --------    --------

     Balance, end of year                   $ 39,338    $ 30,461    $ 28,107
                                            ========    ========    ========


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

  Exhibit No.      Description
  -----------      -----------


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

  Exhibit No.      Description
  -----------      -----------


  10(c) (iii)      Third Amendment to Secured Loan Agreement with Trans World
                   Electronics, Inc. dated July 1, 1996 (Filed as Exhibit 10(c) to InterTAN's Quarterly Report on Form 10-Q for quarter ended
                   September 30, 1996 and incorporated herein by reference).

  10(d) Retirement Agreement dated March 3, 1997 between InterTAN, Inc. and James Michael Wood (Filed as Exhibit 10(c) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1997 and incorporated herein by reference).

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

  Exhibit No.      Description
  -----------      -----------



  10(m)(iii)       Third Amendment to Merchandise Agreement dated February 1,
                   1996 (Filed as Exhibit 10(b) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1996 and incorporated herein by reference).


  10(m)(iv)        Fourth Amendment to Merchandise Agreement dated July 1, 1996
                   (Filed as Exhibit 10(b) to InterTAN's Quarterly Report on
                   Form 10-Q for quarter ended September 30, 1996 and incorporated herein by reference).


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


  10(p)(iii)       Third Amendment to License Agreement (Canada), Third
                   Amendment to License Agreement (United Kingdom), and Second
                   Amendment to License Agreement (Australia and New Zealand), each dated June 26, 1996 (Filed as Exhibit 10(p)(iii) to
                   InterTAN's Annual Report on Form 10-K for fiscal year ended
                   June 30, 1996 and incorporated herein by reference).


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


  10(q)(iii)       Amending Agreement dated June 25, 1996, amending and
                   extending Credit Agreement (Filed as Exhibit 10(q)(iii) to
                   InterTAN's Annual Report on Form 10-K for fiscal year ended
                   June 30, 1996 and incorporated herein by reference).


  10(q)(iv)        Amending Agreement dated September 11, 1996 amending the
                   Credit Agreement (Filed as Exhibit 10(a) to InterTAN's
                   Quarterly Report on Form 10-Q for quarter ended September 30,
                   1996 and incorporated herein by reference).

  Exhibit No.      Description
  -----------      -----------


  10(q)(v) Amending Agreement dated February 11, 1997 amending the Credit Agreement (Filed as exhibit 10(a) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1997 and incorporated herein by reference).

  10(r) Inventory Repurchase Agreement dated as of May 6, 1994 (Filed as Exhibit 10(r) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1994 and incorporated herein by reference).


  10(s) Second Amendment to InterTAN Advertising Agreement and first amendment thereto (Filed as Exhibit 10(s) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).


  10(s)(i) Second Amendment to InterTAN Advertising Agreement dated to be effective as of January 1, 1996 (Filed as Exhibit 10(a) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1996 and incorporated herein by reference).


  10(s)(ii)        Third Amendment to InterTAN Advertising Agreement dated to be effective as of January 1, 1997 (Filed as Exhibit 10(b) to
                   InterTAN's Quarterly Report on Form 10-Q for quarter ended
                   March 31, 1997 and incorporated herein by reference).


  10(t) Master Sales Agreement (United Kingdom) dated to be effective as of December 31, 1995, among InterTAN, Inc., InterTAN U.K. Limited, and Tandy Corporation (Filed as Exhibit 10(c) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1995 and incorporated herein by reference).


  10(u) InterTAN, Inc. 1996 Stock Option Plan and Forms of Stock Option Agreement (Filed as Exhibits 4.6 and 4.7, respectively, to InterTAN's Registration Statement on Form S-8, SEC file number 333-16105, filed on November 14, 1996 and incorporated herein by reference).


  *13 1997 Annual Report to Stockholders page 1 ("Financial Highlights" only) and pages 13 through 38.

  Exhibit No.      Description
  -----------      -----------


   21 Subsidiaries of InterTAN, Inc. (Filed as Exhibit 21 to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).


  *23              Consent of Independent Accountants.


  *27              Article 5 Financial Data Schedule.


   99 Form of Multi-Option Switch Facility Agreement between InterTAN Australia Ltd. and Westpac Banking Corporation (Filed as Exhibit 99 to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1996 and incorporated herein by reference).

_________________
* Filed herewith