Form 10-Q
period 1997-09-30
INTERTAN INC
filed 1997-11-12
CIK 803227

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

--------------------------------------------------------------------------------

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
       September 30, 1997 or
       ------------------

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period
       from             to
            -----------    -----------

Commission file number 1-10062
                       -------


                                InterTAN, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                          75-2130875
----------------------------------------             ---------------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                            Identification No.)


   201 Main Street, Suite 1805
   Fort Worth, Texas                                           76102
----------------------------------------             ---------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:         (817) 348-9701
                                                     ---------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        -----       -----

At October 31, 1997, 12,056,301 shares of the registrant's common stock, par value $1.00 per share, were outstanding.

                               TABLE OF CONTENTS

                                    PART I
                                                                         Page

1.  ITEM 1 - Financial Statements and Supplementary Data

             Consolidated Statements of Operations                          3

             Consolidated Balance Sheets                                    4

             Consolidated Statements of Cash Flows                          5

             Consolidated Statements of Stockholders' Equity                6

2.  ITEM 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           7


                                    PART II

1.  ITEM 1 - Legal Proceedings                                             18

2.  ITEM 4 - Submission of Matters to a Vote of Security Holders           18

3.  ITEM 6 - Exhibits and Reports on Form 8-K                              18

                                     OTHER

1.  Signatures                                                             21

CONSOLIDATED STATEMENTS OF OPERATIONS
INTERTAN, INC.
--------------------------------------------------------------------------------
(U.S. dollars in thousands, except per share data)



                                            THREE MONTHS ENDED
                                               SEPTEMBER 30
                                           --------------------

                                             1997        1996
                                           --------    --------

Net sales and operating revenues........   $121,709    $112,287
Other income............................         92         141
                                           --------------------
                                            121,801     112,428
                                           --------------------

Operating costs and expenses:
  Cost of products sold.................     67,819      61,557
  Selling, general and administrative
   expenses.............................     51,360      50,847
  Depreciation and amortization.........      1,919       2,217
                                           --------------------
                                            121,098     114,621
                                           --------------------

Operating income (loss).................        703      (2,193)

  Foreign currency transaction gains....        (80)       (195)
  Interest expense, net.................      1,643       1,597
                                           --------------------

Loss before income taxes................       (860)     (3,595)
Provision for income taxes..............      2,049       1,012
                                           --------------------

Net loss................................   $ (2,909)   $ (4,607)
                                           ====================

Net loss per average common share.......     $(0.24)     $(0.41)

Average common shares outstanding.......     11,924      11,231


The comments in Management's Discussion and Analysis of Financial Condition and Results of Operations are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
INTERTAN, INC.
--------------------------------------------------------------------------------
(In thousands, except share data)

                                                          SEPTEMBER 30       JUNE 30        SEPTEMBER 30
                                                              1997            1997              1996
                                                          ------------------------------------------------
ASSETS
Current Assets:
  Cash and short-term investments.....................       $ 19,272         $ 34,726         $ 17,482
  Accounts receivable, less allowance for
    doubtful accounts.................................         13,727            9,655           14,975
  Inventories.........................................        180,401          170,594          183,014
  Other current assets................................          7,758            7,271            8,357
  Deferred income taxes...............................            479              634            3,012
                                                          ------------------------------------------------
    Total current assets..............................        221,637          222,880          226,840
Property and equipment, less accumulated
     depreciation and amortization....................         27,850           28,812           38,623
Other assets..........................................          1,076            2,615            2,846
Deferred income taxes.................................              -                -            2,395
                                                          ------------------------------------------------
                                                             $250,563         $254,307         $270,704
                                                          ================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term bank borrowings..........................       $ 13,759         $  9,821         $  9,421
  Current maturities of notes payable to Tandy
    Corporation.......................................          6,958            6,958            6,958
  Accounts payable....................................         27,544           25,215           31,837
  Accounts payable to Tandy Corporation...............          2,339            2,589            1,404
  Accrued expenses....................................         23,433           27,031           24,353
  Income taxes payable................................         14,498           12,734           13,126
                                                          ------------------------------------------------
    Total current liabilities.........................         88,531           84,348           87,099

Long-term notes payable to Tandy Corporation,
  less current maturities.............................         13,018           16,420           19,668
9% convertible subordinated debentures................         41,138           41,138           41,711
Other liabilities.....................................          6,220            6,167            5,862
                                                          ------------------------------------------------
                                                              148,907          148,073          154,340
                                                          ------------------------------------------------

Stockholders' Equity:
  Preferred stock, no par value, 1,000,000 shares
    authorized, none issued or outstanding............              -                -                -
  Common stock, $1 par value, 40,000,000 shares
    authorized, 12,009,208, 11,873,437 and
    11,312,427 issued and outstanding.................         12,009           11,873           11,312
  Additional paid-in capital..........................        114,796          114,350          112,370
  Retained earnings...................................           (386)           2,523           14,525
  Foreign currency translation effects................        (24,763)         (22,512)         (21,843)
                                                          ------------------------------------------------
    Total stockholders' equity........................        101,656          106,234          116,364
                                                          ------------------------------------------------
Commitments and contingent liabilities................
                                                             $250,563         $254,307         $270,704
                                                          ================================================

The comments in Management's Discussion and Analysis of Financial Condition and Results of Operations are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
INTERTAN, INC.
--------------------------------------------------------------------------------
(In thousands)

                                                                     THREE MONTHS ENDED
                                                                        SEPTEMBER 30
                                                                ----------------------------
                                                                  1997                1996
                                                                ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss......................................................  $ (2,909)           $ (4,607)
  Adjustments to reconcile net loss to
  cash used in operating activities:
    Depreciation and amortization.............................     1,919               2,217
    Deferred income taxes.....................................       133                 819
    Foreign currency transaction (gains) losses, unrealized...        26                 (82)
    Other.....................................................       491                 594

  Cash provided by (used for) current assets and liabilities:
    Accounts receivable.......................................    (4,175)             (5,481)
    Inventories...............................................   (12,600)            (19,919)
    Other current assets......................................      (840)               (824)
    Accounts payable..........................................     2,910               7,558
    Accounts payable to Tandy Corporation.....................      (213)                505
    Accrued expenses..........................................    (3,202)               (999)
    Income taxes payable......................................     1,759                 139
                                                                ----------------------------

    Net cash used in operating activities                        (16,701)            (20,080)
                                                                ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment.........................    (1,389)             (2,167)
  Proceeds from sales of property and equipment...............        26                  41
  Other investing activities..................................     1,758                 246
                                                                ----------------------------

    Net cash provided by (used in) investing activities.......       395              (1,880)
                                                                ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in short-term bank borrowings, net..................     4,227               8,375
  Proceeds from issuance of common stock to employee plans....       340                 473
  Principal repayments on long-term borrowings................    (3,479)             (3,479)
                                                                ----------------------------
    Net cash provided by financing activities.................     1,088               5,369
                                                                ----------------------------

Effect of exchange rate changes on cash.......................      (236)                (23)
                                                                ----------------------------

Net decrease in cash and  short-term investments..............   (15,454)            (16,614)
Cash and short-term  investments, beginning of period.........    34,726              34,096
                                                                ----------------------------

Cash and short-term  investments, end of period...............  $ 19,272            $ 17,482
                                                                ============================

The comments in Management's Discussion and Analysis of Financial Condition and Results of Operations are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
INTERTAN, INC.
--------------------------------------------------------------------------------
(In thousands)


                                                                                                  Foreign
                                                                                                  Currency        Total
                                                Common Stock          Additional      Retained   Translation   Stockholders'
                                          Shares            Amount  Paid-in Capital   Earnings     Effects        Equity
                                         ----------------------------------------------------------------------------------

Balance at June 30, 1997..............    11,873           $11,873     $114,350        $ 2,523    $(22,512)      $106,234
Net foreign currency
  translation adjustments.............      -                 -            -              -         (2,251)        (2,251)
Issuance of common stock
  to employee plans...................       136               136          446           -           -               582
Net loss..............................      -                 -            -            (2,909)       -            (2,909)
                                         ----------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 1997             12,009           $12,009     $114,796        $  (386)   $(24,763)      $101,656
                                         ==================================================================================

The comments in Management's Discussion and Analysis of Financial Condition and Results of Operations are an integral part of these statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


            INTRODUCTORY NOTE REGARDING FORWARD-LOOKING INFORMATION
            -------------------------------------------------------

With the exception of historical information, the matters discussed herein are forward-looking statements about the business, financial condition and prospects of InterTAN, Inc. (the "Company" or "InterTAN"). The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, but not limited to, international economic conditions, interest and foreign exchange rate fluctuations, various tax issues, including possible reassessments, changes in product demand, competitive products and pricing, availability of products, inventory risks due to shifts in market conditions, dependence on manufacturers' product development, the regulatory and trade environment, real estate market fluctuations and other risks indicated in the Company's previous filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

                             RESULTS OF OPERATIONS
                             ---------------------

InterTAN is engaged in the sale of consumer electronics products primarily through company-operated retail stores and dealer outlets in Canada, the United Kingdom and Australia. The Company's retail operations are conducted through three wholly-owned subsidiaries: InterTAN Australia Ltd., which operates in Australia under the trade name "Tandy Electronics"; InterTAN Canada Ltd., which operates in Canada under the trade name "RadioShack"; and InterTAN U.K. Limited, which operates in the United Kingdom under the "Tandy" trade name. All of these trade names are used under license from Tandy Corporation ("Tandy") of Fort Worth, Texas. In addition, during fiscal year 1996, the Company entered into an agreement in Canada with Rogers Cantel Inc. ("Cantel") to operate telecommunications stores ("Cantel stores") on its behalf. The first of these stores was opened in August, 1996 and at September 30, 1997, 54 stores were in operation.

The number of company-operated stores and dealers at September 30, 1997 and 1996, as well as the number of locations opened and closed during the three-month periods then ended, is presented in the table below:

                                               SALES OUTLETS
                         THREE MONTHS ENDED               THREE MONTHS ENDED
                         SEPTEMBER 30, 1997               SEPTEMBER 30, 1996
                    --------------------------        ----------------------------
                    ENDING    OPENED    CLOSED        ENDING     OPENED     CLOSED
CANADA
Company-operated       450*         -        2          454*          4          -
Dealers                393          4       12          410          11          3
                    --------------------------        ----------------------------
                       843          4       14          864          15          3
                    ==========================        ============================
AUSTRALIA
Company-operated       217          2        -          210           2          2
Dealers                140          1        5          206           6          -
                    --------------------------        ----------------------------
                       357          3        5          416           8          2
                    ==========================        ============================
UNITED KINGDOM
Company-operated       339          1        3          346           1          -
Dealers                128          3        5          173           2          -
                    --------------------------        ----------------------------
                       467          4        8          519           3          -
                    ==========================        ============================
TOTAL
Company-operated     1,006          3        5        1,010           7          2
Dealers                661          8       22          789          19          3
                    --------------------------        ----------------------------
                     1,667         11       27        1,799          26          5
                    ==========================        ============================

*In addition, at September 30, 1997 and September 30, 1996, the Company operated 54 and 4 stores, respectively, on behalf of Cantel. Since these locations are not company-owned, they are not included in the above table.

OPERATING INCOME

The Company's operating income (loss) for each geographic segment for the three-month periods ended September 30, 1997 and 1996 is presented in the following table (in thousands):

                                   OPERATING INCOME (LOSS)
                                   -----------------------

                                          UNITED    CORPORATE
                      CANADA  AUSTRALIA  KINGDOM    EXPENSES    TOTAL
                      ------  ---------  --------   --------   --------

Three months ended
September 30, 1997    $4,955       $828   $(3,854)   $(1,226)   $   703

Three months ended
September 30, 1996    $2,740       $589   $(4,498)   $(1,024)   $(2,193)

In Canada and Australia, the improvement in operating results was due to a combination of higher sales and an improvement in the operating margin. In the United Kingdom, expense control was the major factor contributing to the reduction in the operating loss. Part of this improvement resulted from lower depreciation expense arising from the effects of an impairment charge recorded pursuant to Financial Accounting Standard No. 121 ("FAS 121") during the fourth quarter of fiscal year 1997.

The Canadian and Australian dollars were weaker against the U.S. dollar during the first quarter of fiscal year 1998 than they were in the same quarter a year ago. Consequently, the local currency operating incomes in those countries translate into fewer U.S. dollars. At the same time, the United Kingdom pound sterling was stronger against the U.S. dollar, resulting in the operating loss in local currency in that country translating into more U.S. dollars. Had last year's operating results been translated into U.S. dollars at this year's exchange rates, the consolidated improvement in operating results would have been increased by an additional $279,000.

NET SALES

Net sales for the quarter ended September 30, 1997 were $121,709,000, an increase of 8.4% over the sales for the same quarter in the prior year of $112,287,000. When the impact of fluctuations in the value of the U.S. dollar in relation to the currencies of the countries in which the Company operates is removed, the sales gain over the same quarter last year increases to 9.0%. Comparative store sales, measured at the same exchange rate, increased by 5.5% from the same quarter in the prior year.

The table which follows shows by country the percentage changes in net sales for the quarter ended September 30, 1997 compared to the corresponding period in the prior year. Changes are presented in both U.S. dollars and local currencies to illustrate the effects of exchange rate fluctuations. The change in comparative store sales, measured at the same exchange rates, is also shown:

                                   NET SALES
                                   ---------

                        PERCENTAGE INCREASE (DECREASE)
                        ------------------------------

                        THREE MONTHS ENDED
                        SEPTEMBER 30, 1997

                            LOCAL     COMPARATIVE
                   U.S.$   CURRENCY      STORE
                  ------  ----------  ------------

Canada              15.3 %    16.5 %        11.0 %
Australia           (2.0)%     5.0 %         2.7 %
United Kingdom       4.6 %     0.0 %         0.2 %

Strong Canadian sales was the primary factor driving the overall improvement in sales during the quarter. Increases in the sale of cellular telephones and related accessories was a major factor contributing to the sales gain in Canada; the introduction of PCS/digital technology has created a demand for these products, resulting in increased sales both in the Company's own RadioShack stores as well as in the 54 company-operated Cantel stores. As the roll out of the Cantel stores had only begun late in the first quarter of fiscal year 1997, the results of these stores are not yet reflected in comparative store sales results. A successful "Back to School" campaign contributed to an increase in the sale of computers. The sale of telephones and accessories, as well as batteries, also continue to play an important role in Canada's sales results. The positive effects of the introduction of home satellite dish systems also benefited Canadian sales during the first quarter.

Sales growth in Australia also continued in the first quarter of fiscal year 1998. Overall sales performance in Australia was driven primarily by gains in the sale of telephony products, including both cordless and corded telephones and fax machines, and batteries. In addition, sales of PC's, including printers and accessories, were up. Although cellular sales are still down compared to last year, a more attractive product/pricing offering has been implemented which management believes will have a positive effect on sales in future periods.

While overall sales in the United Kingdom were flat, this nevertheless represents an improvement over the performance in recent quarters. Sales of cellular telephones and accessories have been growing well, especially models with a prepaid airtime card feature. These products have proven to be particularly attractive to the Company's customer profile. Ongoing supply problems had a negative effect on PC sales throughout the quarter. This problem has been addressed with the addition of a sharply-priced clone to the Company's nationally branded product assortment. Consequently, management believes the Company will be in a better in-stock position in computers going forward. The negative impact experienced by all U.K. retailers as a result of the funeral of the Princess of Wales also influenced sales in the first quarter in the United Kingdom.


GROSS MARGIN AND COST OF PRODUCTS SOLD

The gross margin percentage decreased to 44.3% in the first quarter of fiscal 1998 from 45.2% a year ago, a reduction of 90 basis points. This margin decline is attributable primarily to the increase of cellular in the overall product mix in Canada, in particular in the Cantel stores where the Company agreed to accept lower margins in exchange for the payment of certain fixed store operating costs by Cantel. Higher computer sales and the beginning of the satellite dish program also contributed to a lower Canadian gross margin percentage. In the U.K., discontinued merchandise was promoted at attractive prices in an effort both to drive sales and to make room for Christmas merchandise. While this program was successful in achieving its objectives, it did place pressure on gross margins. Margins in Australia were up modestly from a year ago.

The effect of a lower gross margin percentage, combined with the effect of overall weaker currencies, was more than offset by the positive impact of increased sales. Overall, gross margin dollars for the quarter increased by $3,159,000:

    Decrease in margin percentage   $(1,020,000)
    Increase in sales                 4,540,000
    Foreign exchange rate effects      (361,000)
                                 --------------
                                    $ 3,159,000
                                 ==============


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Total selling, general and administrative expenses ("SG&A expenses") for the three months ended September 30, 1997 were $51,360,000 compared to $50,847,000 in the first quarter of the prior year, an increase of $513,000 or about 1.0%. When the effects of foreign currency fluctuations are eliminated, an increase in SG&A expenses, measured at the same exchange rates, of $597,000 is indicated. Much of the increase in SG&A spending resulted from increases in expenses that were attributable to higher sales, including things such as store payroll and the royalty payable to Tandy. These spending increases were partially offset by a planned reduction in advertising expense, reflecting a more focused strategy.

Holding SG&A spending to this level, combined with a sales gain of 8.4% produced a reduction in the SG&A percentage of 3.1 percentage points to 42.2% of sales. This leverage further resulted in a 2.2 percentage point increase in the operating margin before depreciation, despite a decline in the gross margin percentage.

The following table provides a breakdown of SG&A expenses by major category (percentages shown are as a rate to sales):

                 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
                 --------------------------------------------
                        (In thousands, except percents)

                           THREE MONTHS ENDED
                              SEPTEMBER 30
                         1997                  1996
                  -----------------------------------
                     AMOUNT   PCT.   AMOUNT      PCT.
                  -----------------------------------

Advertising          $ 5,533   4.5   $ 6,459      5.8
Rent                  10,678   8.8    10,474      9.3
Payroll               21,178  17.4    20,619     18.4
Taxes
  (other than
   income taxes)       4,302   3.5     4,230      3.8
Telephone and
   Utilities           1,799   1.5     1,774      1.6
Other                  7,870   6.5     7,291      6.4
                  -----------------------------------
Total                $51,360  42.2   $50,847     45.3
                  ===================================

NET INTEREST EXPENSE

Net interest expense was $1,643,000 for the three months ended September 30, 1997 compared with $1,597,000 for the same quarter last year, reflecting the effects of higher short-term borrowings in the United Kingdom, partially offset by the effects of a reduction in a long-term loan (the "Series A Note") owing under a loan agreement with Tandy (the "Secured Loan Agreement").

PROVISION FOR INCOME TAXES

An income tax provision of $2,049,000 was recorded during the quarter compared with a provision of $1,012,000 recorded in the first quarter of fiscal year 1997. This increase primarily reflects higher profits in Canada. Additionally, as the tax benefits associated with a substantial portion of the net operating losses of the Australian subsidiary have previously been recognized, tax expense is now being provided on profits of Australia. The unusually high effective tax rate, on a consolidated basis, is due to the fact that the Company received no tax benefit from the operating losses incurred by its U.K. subsidiary. Management expects this trend to continue at least until profitability is restored in the U.K.

NET INCOME PER AVERAGE COMMON SHARE

The net loss per average common share was $0.24 for the three-month period ended September 30, 1997, as compared to a loss of $0.41 for the same quarter in the prior year. All of the Company's potentially dilutive instruments, which are described more fully below, were anti-dilutive for the quarter in both periods.

The Company's potentially dilutive instruments include its 9% convertible subordinated debentures (the "Debentures"), which are convertible into 6,745,346 common shares. In addition, the Company has outstanding warrants exercisable for 1,449,007 common shares at an exercise price of $6.618 per share. As well, at September 30, 1997 and September 30, 1996, directors and employees of the Company and its subsidiaries held options to purchase 804,666 and 634,335 shares, respectively, at prices ranging from $3.50 to $8.1875 per share and $5.31 to $8.1875 per share, respectively. As indicated above, all of these various instruments were anti-dilutive during the three-month periods ended September 30, 1997 and 1996; however, the dilutive effect of these various instruments could impact earnings per share calculations in future periods, and exchange rate impacts on the Debentures could increase or decrease their dilutive effects. In addition, if the Company were to redeem the Debentures after February 28, 2000 by issuing common shares to the holders thereof in accordance with the terms of the Debentures, the dilutive effect of the Debentures would be increased if the market value of the Company's common stock at the time of redemption were less than the conversion price ($6.10 at September 30, 1997 exchange rates).

In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128, "Earnings per Share" ("FAS 128"), which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Effective December 31, 1997, the Company will adopt FAS 128, which established new standards for computing and presenting earnings per share ("EPS"). The statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted, or resulted in the issuance of common stock that would then share in the earnings of the entity. For the quarter ended September 30, 1997, pro forma basic and diluted loss per common share computed pursuant to FAS 128 would not have differed from that presented on the face of the Consolidated Statement of Operations.

                              FINANCIAL CONDITION
                              -------------------

Most balance sheet accounts are translated from their values in local currency to U.S. dollars at the respective month end rates. The table below outlines the percentage change, to September 30, 1997, in exchange rates as measured against the U.S. dollar:


                        FOREIGN EXCHANGE RATE FLUCTUATIONS
                        ----------------------------------

                         % INCREASE             % INCREASE
                         (DECREASE)             (DECREASE)
                  FROM SEPTEMBER 30, 1996   FROM JUNE 30, 1997
                  ------------------------  -------------------

Canada                               (1.4)                 0.0
Australia                            (8.3)                (3.7)
United Kingdom                        3.4                 (2.8)

INVENTORIES

Inventories have increased from $170,594,000 at June 30, 1997 to $180,401,000 at September 30, 1997, an increase of $9,807,000. This increase results primarily from the seasonal build-up of inventories as the Company prepares for anticipated higher sales during the Christmas period. Inventories at September 30, 1997 have declined from the September 30, 1996 level of $183,014,000, a reduction of $2,613,000. However, 75% of this reduction is attributable to foreign exchange rate effects.

PROPERTY AND EQUIPMENT

Property and equipment, less accumulated depreciation and amortization, totaled $27,850,000 at September 30, 1997, compared with $38,623,000 at September 30, 1996, a reduction of $10,773,000. This decrease relates primarily to an impairment charge of $10,042,000 recorded pursuant to FAS 121 in the fourth quarter of fiscal 1997. This charge reduced the carrying value of the Company's investment in store assets in the United Kingdom to their estimated fair market value. The balance of the reduction relates to foreign currency effects and depreciation expense, partially offset by planned additions. Foreign currency effects and depreciation expense, partially offset by planned additions, primarily on store refits and improvements, also explain the reduction in property and equipment from the June 30, 1997 level of $28,812,000.

ACCOUNTS PAYABLE

The level of accounts payable has increased from $25,215,000 at June 30, 1997 to $27,544,000 at September 30, 1997, primarily as a result of higher inventory purchases as the Christmas selling season approaches. At September 30, 1997, accounts payable were $4,293,000 lower than at September 30, 1996. This decrease in accounts payable results primarily from the reduction in the level of inventories and from foreign currency rate effects.

ACCRUED EXPENSES

Accrued expenses have decreased from $27,031,000 at June 30, 1997 to $23,433,000 at September 30, 1997, a decrease of $3,598,000. This reduction results for the most part from a change in the timing of the incidence of certain inventory-related taxes in Australia and from foreign currency rate effects. Accrued expenses at September 30, 1996 were $24,353,000.

INCOME TAXES PAYABLE

Income taxes payable were $14,498,000 at September 30, 1997 compared to balances at June 30, 1997 and September 30, 1996 of $12,734,000 and $13,126,000,
respectively.

An audit of the Canadian income tax returns of the Canadian subsidiary for the 1987 to 1989 taxation years was completed during fiscal year 1994, resulting in additional tax being levied against the Canadian subsidiary. The Company has appealed these reassessments and, pending the outcome of these matters, the Company, by Canadian law, was required to pay one-half of the tax in dispute. The tax levied by Revenue Canada in reassessing those years was offset by refunds arising from the carry-back of losses incurred in subsequent years. Depending on the ultimate resolution of these issues, the Company could potentially have an additional liability in the range of $0 to $11,600,000. The Company believes it has meritorious arguments in defense of the issues raised by Revenue Canada and it is in the process of vigorously defending its position.
It is management's determination that no additional provision need be recorded for these reassessments. In order for the Company to succeed in appealing certain aspects of these reassessments, it must succeed in defending the possible reassessments discussed in the paragraph immediately below.

The Company was advised in August 1995 that Revenue Canada intended to extend the scope of its 1987 to 1989 reassessments to raise certain issues flowing from the spin-off of the Company from Tandy in fiscal year 1987. Management disagrees with Revenue Canada's views on these issues and will vigorously defend the Company's position should Revenue Canada pursue these issues. Management believes it has meritorious arguments supporting its stance and, accordingly, no additional provision has been recorded for these possible reassessments. Depending on the ultimate resolution of these issues, the Company could potentially have an additional liability in the range of $0 to $20,000,000. As required by Canadian law, the Company would likely be required to post a deposit of one-half of the tax in dispute, including interest, in order to appeal any reassessment.

An audit of the Canadian income tax returns of the Canadian subsidiary for the 1990 to 1993 taxation years was commenced during the 1995 fiscal year. The Company has been advised that Revenue Canada is challenging certain interest deductions relating to the Canadian subsidiary's former operations in continental Europe and is proposing to tax certain foreign exchange gains related to such operations. Depending on the ultimate resolution of these issues, the Company could potentially have an additional liability in the range of $0 to $25,000,000. Assuming Revenue Canada pursues these issues, in order for the Company to proceed with such appeals, the Company would likely be required to post a cash deposit or letters of credit equal to one-half of the 1990-1993 tax in dispute, together with interest. Notwithstanding that the Company is still in discussions with Revenue Canada regarding these issues, Revenue Canada was required to issue a protective reassessment for one of the years because the time period during which such reassessment could legally be issued was about to expire. The amount of the reassessment, including interest, is approximately $13,800,000. This amount relates to the 1992 taxation year only and is reflected in the range described immediately above. The Company has appealed this reassessment and, as indicated above, would normally be required to post a cash deposit equal to one-half of the reassessment, pending the outcome of such appeal. However, Revenue Canada has agreed to defer the posting of such deposit pending the outcome of on-going discussions on this particular issue. Revenue Canada has further agreed to accept a letter of credit in lieu of a cash deposit should it be necessary for the Company to actively proceed with its appeal. Management believes it has meritorious arguments in support of the deductibility of such interest and in support of its treatment of the foreign exchange gains and is prepared to vigorously defend its position should the Canadian tax authorities proceed with such a challenge following the conclusion of discussions with the Company and its advisors. Accordingly, it is management's assessment that no provision need be recorded for these possible claims.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

Operating activities consumed $16,701,000 in cash during the three-month period ended September 30, 1997 compared to $20,080,000 in the same period of the prior year, a decrease of $3,379,000. Increases in inventory levels used $7,319,000 less cash than was the case in the three-month period ended September 30, 1996, when the effects of increased inventories to support a private label merchandising strategy were felt in the United Kingdom. The seasonal build-up of accounts receivable consumed $1,306,000 less in cash than in the quarter ended September 30, 1996, primarily as a result of lower dealer sales in the United Kingdom. Operating activities also benefited from a reduction in the net loss, adjusted to reconcile to cash, of $719,000. The benefits of the additional cash generated by these changes were partially offset by the fact that the pay down of accrued expenses consumed $3,202,000 in cash for the period as compared to $999,000 in the previous year. In addition, a reduction in the build-up of accounts payable preserved $4,648,000 less in cash during the three-month period ended September 30, 1997 than was the case in the comparable period a year ago.

Cash flow from investing activities generated $395,000 during the three-month period ended September 30, 1997, while consuming $1,880,000 a year ago. This change results from a planned reduction in capital spending as well as the liquidation of certain other assets.

Financing activities provided $1,088,000 and $5,369,000 in cash during the quarters ended September 30, 1997 and September 30, 1996, respectively. This reduction results in large part from a decrease of $4,148,000 in the level of short-term borrowings needed to finance operations in the United Kingdom.

The Company's principal sources of liquidity during fiscal year 1998 are its cash and short-term investments, its cash flow from operations and its banking facilities.

In 1994, InterTAN Canada Ltd., InterTAN, Inc., and InterTAN U.K. Limited entered into a one-year credit agreement ("Syndicated Loan Agreement") with a syndicate of banks. This agreement established a one year revolving facility in an amount which is determined using an inventory level calculation not to exceed Cdn$60,000,000 ($43,446,000 at September 30, 1997 exchange rates). This agreement has been renewed and now extends through mid-August, 1998. The Company intends to request a further extension of the facility prior to that time and reasonably believes that the banking syndicate will agree to such renewal; however, there can be no guarantee of such renewal.

This facility is used primarily to provide letters of credit in support of purchase orders and, from time to time, to finance inventory purchases. At September 30, 1997, there were borrowings against the credit facility aggregating $13,759,000. In September 1997, the Company's Merchandise Agreement with Tandy was amended to permit the Company to support purchase orders with a surety bond or bonds as well as letters of credit. The Company has entered into an agreement with a major insurer to provide such a surety bond (the "Bond") in an amount not to exceed $15,000,000. Use of the Bond will give the Company greater flexibility in placing orders with Far Eastern suppliers by releasing a portion of the credit facility for other purposes.

In fiscal year 1997, the Company's Australian subsidiaries, InterTAN Australia Ltd. and Technotron Sales Corp. Pty. Ltd., entered into a credit agreement with an Australian bank (the "Australian Facility"). This agreement established a credit facility in the amount of A$12,000,000 ($8,710,000 at September, 1997 exchange rates). The Australian Facility has no fixed term and may be terminated at any time upon five days prior written notice by the lender. All or any part of the facility may be used to provide letters of credit in support of purchase orders. A maximum amount of A$5,000,000 ($3,629,000 at September 30, 1997 exchange rates) may be used in support of short-term borrowings. At September 30, 1997, there were no borrowings outstanding against the Australian Facility.

In addition to the credit facilities described above, the Company's principal sources of outside financing have been from the borrowings from Tandy and from the Debentures. Both the Secured Loan Agreement and the Syndicated Loan Agreement preclude the Company from paying dividends on its common stock. Accordingly, any such payment would require the refinancing of any amounts outstanding under these loan agreements or the consent of the Company's banking syndicate and Tandy; there can be no assurance that either event would occur.
In addition, the Secured Loan Agreement and the Syndicated Loan Agreement contain covenants which require the Company to maintain tangible net worth at a specified minimum level and which limit the level of debt due both to Tandy as well as other parties, annual capital spending and lease commitments and require the Company to maintain debt to equity and working capital ratios at agreed levels. These loan agreements also require the Company to meet certain interest coverage ratios. During the three-month period ended September 30, 1997, the Company was in compliance with all of these requirements. Management expects that the Company will meet all such covenant requirements throughout fiscal year 1998.

The Company's primary uses of liquidity during the remainder of fiscal year 1998 will include the building of inventories for the 1997 Christmas selling season, the funding of capital expenditures and the servicing of debt. The Company anticipates that capital additions will approximate $6,500,000 during the remainder of fiscal year 1998, mainly related to new store openings, remodeling and upgrading. The Company's debt servicing requirements in the balance of fiscal year 1998 are estimated to be approximately $6,250,000 and include principal payments under the Secured Loan Agreement of $3,479,000. As previously described, the Company believes that it may be required to post additional tax deposits or letters of credit with Revenue Canada in order to appeal existing, and, possibly, additional reassessments of tax. See "Income Taxes Payable."

Management believes that the Company's cash and short-term investments on hand and its cash flow from operations combined with the Syndicated Loan Agreement, the Australian Facility and the Bond will provide the Company with sufficient liquidity to meet its planned requirements throughout fiscal year 1998, provided the amount of any additional tax deposits is not at the upper end of the ranges described above under "Income Taxes Payable." If this were the case, the Company would be required to seek additional sources of liquidity. Management is currently in the process of studying additional funding alternatives. However, there can be no assurance that additional funding would be available, if required, on terms acceptable to the Company.

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

Apart from this matter and those described under "Income Taxes Payable", there are no material pending legal proceedings or claims, other than routine litigation incidental to the Company's business, to which the Company or any of its subsidiaries is a party, or to which any of its property is subject.

                         BASIS OF FINANCIAL STATEMENTS
                         -----------------------------

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements", and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with accounting principles and practices (including consolidation practices) as reflected in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, and, in the opinion of the Company, include all adjustments necessary for fair presentation of the Company's financial position as of September 30, 1997 and 1996 and the results of its operations for the three months ended September 30, 1997 and 1996 and its cash flows for the three months ended September 30, 1997 and 1996. Such adjustments are of a normal and recurring nature. Operating results for the three months ended September 30, 1997 are not necessarily indicative of the results that can be expected for the fiscal year ended June 30, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

PART II - OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS

        The various matters discussed under the heading "Contingencies" on page 17 of this Form 10-Q are incorporated herein by reference.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were put to a vote of the Company's stockholders during the three month period ended September 30, 1997.

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

                3(b)(iii)       Amended and Restated Bylaws (filed as Exhibit
                                3(b)(iii) to InterTAN's Annual Report on Form
                                10-K for fiscal year ended June 30,1996 and incorporated herein by reference).

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

                *10(a) Amending Agreement dated July 30, 1997 amending the Credit Agreement.

                *10(b) Fifth Amendment to Merchandise Agreement dated September 2, 1997.

                Exhibit No.               Description

                *27             Article 5, Financial Data Schedule.

                *99 Letter agreement dated September 30, 1997 amending Multi-Option Switch Facility.


---------------------

* Filed herewithh


   b)     Reports on Form 8-K:
          No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           InterTAN, Inc.
                                            (Registrant)



Date:  November 12, 1997            By: /s/James T. Nichols
                                        ---------------------------------------
                                        James T. Nichols
                                        President and Chief Executive Officer
                                        (Authorized Officer)



                                    By: /s/Douglas C. Saunders
                                        ----------------------------------------
                                        Douglas C. Saunders
                                        Vice President and Corporate Controller
                                        (Principal Accounting Officer)

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


                *10(a) Amending Agreement dated July 30, 1997 amending the Credit Agreement.

                *10(b) Fifth Amendment to Merchandise Agreement dated September 2, 1997.

                *27             Article 5, Financial Data Schedule.

                *99 Letter agreement dated September 30, 1997 amending Multi-Option Switch Facility.

---------------------

*  Filed herewith