Form 10-Q
period 1997-12-31
INTERTAN INC
filed 1998-02-12
CIK 803227

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

--------------------------------------------------------------------------------

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1997 or
                                                -----------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

Commission file number 1-10062
                       -------


                                 InterTAN, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                              75-2130875
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)


       201 Main Street, Suite 1805
       Fort Worth, Texas                                            76102
----------------------------------------                     -------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:            (817) 348-9701
                                                             -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

At January 31, 1998, 12,196,013 shares of the registrant's common stock, par value $1.00 per share, were outstanding.

                               TABLE OF CONTENTS

                                    PART I

                                                                         PAGE

1.   ITEM 1 - Financial Statements and Supplementary Data

               Consolidated Statements of Operations                       3

               Consolidated Balance Sheets                                 4

               Consolidated Statements of Cash Flows                       5

               Consolidated Statements of Stockholders' Equity             6

2.   ITEM 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         7


                                    PART II

1.   ITEM 1 - Legal Proceedings                                           21

2.   ITEM 4 - Submission of Matters to a Vote of Security Holders         21

3.   ITEM 6 - Exhibits and Reports on Form 8-K                            21


                                     OTHER

1.   Signatures                                                           24

CONSOLIDATED  STATEMENTS  OF  OPERATIONS
INTERTAN, INC.
--------------------------------------------------------------------------------
(In thousands, except per share data)

                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                               DECEMBER 31               DECEMBER 31
                                         ----------------------    ----------------------

                                           1997         1996         1997         1996
                                         ---------    ---------    ---------    ---------
Net sales and operating revenues .....   $ 192,559    $ 190,934    $ 314,268    $ 303,221
Other income .........................         259          115          351          256
                                         ---------    ---------    ---------    ---------
                                           192,818      191,049      314,619      303,477
                                         ---------    ---------    ---------    ---------

Operating costs and expenses:
   Cost of products sold .............     110,586      108,976      178,405      170,533
   Selling, general and administrative
     expenses ........................      62,701       64,895      114,061      115,742
   Depreciation and amortization .....       1,873        2,379        3,792        4,596
                                         ---------    ---------    ---------    ---------
                                           175,160      176,250      296,258      290,871
                                         ---------    ---------    ---------    ---------

Operating income .....................      17,658       14,799       18,361       12,606

Foreign currency transaction gains ...        (658)        (731)        (738)        (926)
Interest expense, net ................       1,893        1,908        3,536        3,505
                                         ---------    ---------    ---------    ---------

Income before income taxes ...........      16,423       13,622       15,563       10,027
Provision for income taxes ...........       5,076        4,145        7,125        5,157
                                         ---------    ---------    ---------    ---------

Net income ...........................   $  11,347    $   9,477    $   8,438    $   4,870
                                         =========    =========    =========    =========

Basic net income per
     average common share ............   $    0.94    $    0.83    $    0.70    $    0.43

Diluted net income per
     average common share ............   $    0.55    $    0.50    $    0.46    $    0.33

Average common shares outstanding ....      12,024       11,366       11,995       11,298

Average common shares outstanding
     assuming dilution ...............      19,814       20,317       19,780       20,249

The comments in Management's Discussion and Analysis of Financial Condition and Results of Operations are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
INTERTAN, INC.
-------------------------------------------------------------------------------------------------------------------------------
(In thousands, except share data)

                                                                     DECEMBER 31            JUNE 30            DECEMBER 31
                                                                        1997                 1997                  1996
                                                                  -------------------------------------------------------------
ASSETS
Current Assets:
    Cash and short-term investments........................       $        26,025       $      34,726       $       53,302
    Accounts receivable, less allowance for doubtful
         accounts..........................................                16,742               9,655               14,721
    Inventories............................................               169,512             170,594              185,292
    Other current assets...................................                 9,126               7,271                7,550
    Deferred income taxes..................................                     -                 634                1,459
                                                                  -------------------------------------------------------------
        Total current assets...............................               221,405             222,880              262,324
Property and equipment, less accumulated
     depreciation and amortization.........................                26,777              28,812               40,899
Other assets...............................................                 1,172               2,615                2,767
                                                                  -------------------------------------------------------------
                                                                  $       249,354       $     254,307       $      305,990
                                                                  =============================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Short-term bank borrowings.............................       $           966       $       9,821       $        2,569
    Current maturities of notes payable to Tandy
         Corporation.......................................                     -               6,958                6,958
    Accounts payable.......................................                38,785              25,215               44,943
    Accounts payable to Tandy Corporation..................                   836               2,589                  593
    Accrued expenses.......................................                37,255              27,031               40,854
    Income taxes payable...................................                18,226              12,734               12,402
                                                                  -------------------------------------------------------------
         Total current liabilities.........................                96,068              84,348              108,319

Long-term notes payable to Tandy Corporation,
     less current maturities...............................                     -              16,420               19,745
9% convertible subordinated debentures.....................                39,723              41,138               41,456
Other liabilities..........................................                 6,152               6,167                6,329
                                                                  -------------------------------------------------------------
                                                                          141,943             148,073              175,849
                                                                  -------------------------------------------------------------

Stockholders' Equity:
    Preferred stock, no par value, 1,000,000 shares
         authorized, none issued or outstanding............                     -                   -                    -
    Common stock, $1 par value, 40,000,000 shares
         authorized, 12,130,270, 11,873,437 and
         11,429,187 issued and outstanding.................                12,130              11,873               11,429
    Additional paid-in capital.............................               114,429             114,350              112,959
    Retained earnings......................................                10,961               2,523               24,002
    Foreign currency translation effects...................               (30,109)            (22,512)             (18,249)
                                                                  -------------------------------------------------------------
         Total stockholders' equity........................               107,411             106,234              130,141
                                                                  -------------------------------------------------------------
Commitments and contingent liabilities.....................
                                                                  $       249,354       $     254,307        $     305,990
                                                                  =============================================================

The comments in Management's Discussion and Analysis of Financial Condition and Results of Operations are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
INTERTAN, INC.
-------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                                 SIX MONTHS ENDED
                                                                                                  DECEMBER 31
                                                                                      -----------------------------------
                                                                                          1997                  1996
                                                                                      -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..........................................................               $     8,438         $     4,870
     Adjustments to reconcile net income to
     cash provided by operating activities:
       Depreciation and amortization...................................                     3,792               4,596
       Deferred income taxes...........................................                       594               4,773
       Foreign currency transaction gains, unrealized..................                    (1,397)               (855)
       Other...........................................................                     1,071               1,336

     Cash provided by (used for) current assets and liabilities:
       Accounts receivable.............................................                    (7,680)             (4,929)
       Inventories.....................................................                    (6,975)            (17,351)
       Other current assets............................................                    (2,622)                307
       Accounts payable................................................                    14,691              18,587
       Accounts payable to Tandy Corporation...........................                    (1,669)               (316)
       Accrued expenses................................................                    11,671              14,703
       Income taxes payable............................................                     6,065                (505)
                                                                                      -----------------------------------

       Net cash provided by operating activities.......................                    25,979              25,216
                                                                                      -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment..................................                   (3,279)             (5,736)
   Proceeds from sales of property and equipment........................                       28                  54
   Other investing activities...........................................                    2,091                 769
                                                                                      -----------------------------------

     Net cash used in investing activities..............................                   (1,160)             (4,913)
                                                                                      -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Changes in short-term bank borrowings, net...........................                   (8,768)              1,407
   Proceeds from issuance of common stock to employee plans.............                      725                 885
   Principal repayments on long-term borrowings.........................                  (24,353)             (3,487)
                                                                                      -----------------------------------
     Net cash used in financing activities..............................                  (32,396)             (1,195)
                                                                                      -----------------------------------

Effect of exchange rate changes on cash................................                    (1,124)                 98
                                                                                      -----------------------------------

Net increase (decrease) in cash and short-term investments.............                    (8,701)             19,206
Cash and short-term investments, beginning of period...................                    34,726              34,096
                                                                                      -----------------------------------

Cash and short-term investments, end of period.........................               $    26,025         $    53,302
                                                                                      ===================================

The comments in Management's Discussion and Analysis of Financial Condition and Results of Operations are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
INTERTAN, INC.
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)

                                                                                                       Foreign
                                                                                                      Currency          Total
                                             Common Stock              Additional      Retained      Translation     Stockholders'
                                         Shares        Amount       Paid-in Capital    Earnings        Effects          Equity
                                       ---------------------------------------------------------------------------------------------

Balance at June 30, 1997............     11,873      $    11,873    $     114,350    $     2,523     $    (22,512)   $     106,234
Net foreign currency
   translation adjustments..........        -               -                -              -              (7,597)          (7,597)
Issuance of common stock
   to employee plans................        257              257              977           -                -               1,234
Retirement of warrants held by
     Tandy Corporation..............        -               -                (898)          -                -                (898)
Net income..........................        -               -                -             8,438             -               8,438
                                       ---------------------------------------------------------------------------------------------


BALANCE AT DECEMBER 31, 1997             12,130      $    12,130    $     114,429    $    10,961     $    (30,109)   $     107,411
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

                              RESULTS OF OPERATIONS
                              ---------------------

InterTAN is engaged in the sale of consumer electronics products primarily through company-operated retail stores and dealer outlets in Canada, the United Kingdom and Australia. The Company's retail operations are conducted through three wholly-owned subsidiaries: InterTAN Australia Ltd., which operates in Australia under the trade name "Tandy Electronics"; InterTAN Canada Ltd., which operates in Canada under the trade name "RadioShack"; and InterTAN U.K. Limited, which operates in the United Kingdom under the "Tandy" trade name. All of these trade names are used under exclusive license from Tandy Corporation ("Tandy") of Fort Worth, Texas. In addition, during fiscal year 1996, the Company entered into an agreement in Canada with Rogers Cantel Inc. ("Cantel") to operate telecommunications stores ("Cantel stores") on its behalf. The first of these stores was opened in August, 1996 and at December 31, 1997, 55 stores were in operation.

The number of company-operated stores and dealers at December 31, 1997 and 1996, as well as the number of locations opened and closed during the three-month periods then ended, is presented in the following table:

                                                                 SALES OUTLETS
                                       THREE MONTHS ENDED                             THREE MONTHS ENDED
                                        DECEMBER 31, 1997                              DECEMBER 31, 1996
                              -------------------------------------         --------------------------------------
                              ENDING         OPENED          CLOSED         ENDING          OPENED          CLOSED
CANADA
Company-operated                 461*           12               1              455*           2               1
Dealers                          386             1               8              426           20               4
                              -------------------------------------         --------------------------------------
                                 847            13               9              881           22               5
                              =====================================         ======================================
AUSTRALIA
Company-operated                 217             -               -              213            3               -
Dealers                          142             2               -              210            6               2
                              -------------------------------------         --------------------------------------
                                 359             2               -              423            9               2
                              =====================================         ======================================
UNITED KINGDOM
Company-operated                 338             -               1              351            6               1
Dealers                          130             3               1              175            3               1
                              -------------------------------------         --------------------------------------
                                 468             3               2              526            9               2
                              =====================================         ======================================
TOTAL
Company-operated               1,016            12               2            1,019           11               2
Dealers                          658             6               9              811           29               7
                              -------------------------------------         --------------------------------------
                               1,674            18              11            1,830           40               9
                              =====================================         ======================================

*In addition, at December 31, 1997 and December 31, 1996, the Company operated 55 and 46 stores, respectively, on behalf of Cantel. Since these locations are not company-owned, they are not included in the above table.

As described under "Recently Announced United Kingdom Restructuring Plan", the Company will close 69 under-performing stores in the United Kingdom. The impact of the closure of these stores is not reflected in the above table.

OPERATING INCOME

The Company's operating income (loss) for each geographic segment for the three and six-month periods ended December 31, 1997 and 1996 is presented in the following table (in thousands):

                                        OPERATING INCOME (LOSS)
                                        -----------------------

                                              UNITED       CORPORATE
                       CANADA     AUSTRALIA   KINGDOM      EXPENSES      TOTAL
                       ------     ---------   -------      --------      -----
Three months ended
December 31, 1997    $  11,331   $   2,881   $   4,428    $    (982)   $  17,658

Three months ended
December 31, 1996    $  10,297   $   2,778   $   2,749    $  (1,025)   $  14,799

Six months ended
December 31, 1997    $  16,286   $   3,709   $     574    $  (2,208)   $  18,361

Six months ended
December 31, 1996    $  13,037   $   3,367   $  (1,749)   $  (2,049)   $  12,606

The improvement in operating results in all three countries was due to a combination of higher sales and an improvement in the operating margin. In the United Kingdom, part of the operating margin improvement resulted from lower depreciation expense arising from the effects of an impairment charge recorded pursuant to Financial Accounting Standard No. 121 ("FAS 121") during the fourth quarter of fiscal year 1997.

The Canadian and Australian dollars were weaker against the U.S. dollar during both the second quarter and the first six months of fiscal year 1998 than in the same periods a year ago. Consequently, the local currency operating incomes in those countries translate into fewer U.S. dollars. At the same time, the United Kingdom pound sterling was stronger against the U.S. dollar, resulting in the operating income (loss) in local currency in that country translating into more U.S. dollars. Had last year's operating results been translated into U.S. dollars at this year's exchange rates, the consolidated improvement in operating results for the three and six months ended December 31, 1997 would have been increased by an additional $922,000 and $1,201,000, respectively.

RECENTLY ANNOUNCED UNITED KINGDOM RESTRUCTURING PLAN

As part of its on-going efforts to improve the financial performance of its United Kingdom operation, the Company recently carried out a review of the performance of all of its U.K. stores. Consequently, in January, 1998 a plan to close 69 consistently under-performing stores was approved. Most of these stores have already closed. Several stores will remain open as inventory clearance centers until early in the fourth quarter. As a consequence of this restructuring plan, the Company will record a charge to operating income in the third quarter of fiscal year 1998 of $13 to 16 million, at current exchange rates, representing primarily lease disposal, employee severance and inventory clearance costs.

NET SALES

Net sales for the quarter ended December 31, 1997 were $192,559,000, an increase of 0.9% over the sales for the same quarter in the prior year of $190,934,000. When the impact of fluctuations in the value of the U.S. dollar in relation to the currencies of the countries in which the Company operates is removed, the sales gain over the same quarter last year increases to 5.3%. Comparative store sales, measured at the same exchange rate, increased by 4.1% from the same quarter in the prior year. Year to date, sales have increased by 3.6% and 6.7% in U.S. dollars and local currency, respectively. Comparative store sales for the six months ended December 31, 1997 have increased 4.6% over the same period a year ago.

The table which follows shows by country the percentage changes in net sales for the quarter and six months ended December 31, 1997 compared to the corresponding period in the prior year. Changes are presented in both U.S. dollars and local currencies to illustrate the effects of exchange rate fluctuations. The change in comparative store sales, measured at the same exchange rates, is also shown:

                                           NET SALES
                                           ---------
                                 PERCENTAGE INCREASE (DECREASE)
                                 ------------------------------
                        THREE MONTHS ENDED             SIX MONTHS ENDED
                        DECEMBER 31, 1997              DECEMBER 31, 1997
                           LOCAL   COMPARATIVE             LOCAL    COMPARATIVE
                   US$    CURRENCY    STORE      US$      CURRENCY     STORE
                   ---------------------------   ------------------------------
Canada             2.2 %    6.8 %     4.1 %      7.0 %      10.5 %      6.5 %
Australia         (7.8)%    7.1 %     3.7 %     (5.4)%       6.2 %      3.2 %
United Kingdom     3.3 %    2.3 %     4.2 %      3.8 %       1.5 %      2.8 %
                   -----------------------------------------------------------
Consolidated       0.9 %    5.3 %     4.1 %      3.6 %       6.7 %      4.6 %

Increased cellular revenue was the major factor contributing to Canada's second quarter local currency sales gain. The introduction of PCS/digital technology continues to create demand for these products. RadioShack Canada experienced an increase in the number of units sold of over 28%, with most of this increase arising in the 55 company-operated Cantel stores. Sales of government-approved direct to home satellite dishes, which were introduced into Canadian stores for the first time late in fiscal 1997, made a contribution to revenue growth for the quarter. The sale of batteries as well as portable CD players and toys were also important contributors to the Canadian sales performance. Although the number of computers sold increased over a year ago, this improvement was offset by the effects of significantly reduced pricing.

Sales growth at Tandy Electronics Australia also continued during the second quarter. As has been the case in recent quarters, this growth has come from a number of categories, including telephony. The Company has been emphasizing this category in all its markets as a second "anchor" to the ever-important parts and accessories category. This program has been particularly successful in Australia. Increased sales of fax machines, small screen TV's and portable CD players also contributed to positive Australian sales performance. Sales of cellular phones declined, reflecting lower pricing and possible early signs of market saturation. Cellular phones have now reached 30% market penetration in Australia - the second highest in the world. Lower pricing also affected computer sales; however, the effect of this price deflation was partially offset in the computer category by increases in the sale of printers and accessories.

In the United Kingdom, this was another difficult Christmas for consumer electronics retailers, particularly in the downtown or so-called "High Street" market in which InterTAN operates. Of the Company's major competitors in the U.K., one reported a Christmas season comparative store sales decline, while another posted a very small gain. Against this background, the Company's United Kingdom subsidiary achieved positive comparative store sales gains in all three months of the quarter. A major contributor to the United Kingdom sales improvement during the Christmas period was a significant increase in the volume of cellular phone sales. An attractively priced product assortment, combined with a pre-paid air time package, continues to attract the consumer's interest. InterTAN U.K. moved these products in record volumes over Christmas, despite vendor supply shortages in the market place as a whole.

The stores to be closed under the United Kingdom restructuring plan accounted for approximately 5% of consolidated sales during fiscal year 1997. While management anticipates that a portion of the sales from these stores will be transferred to continuing units, there can be no assurance that this will occur, nor is it practical to estimate the impact that the closure of these stores will have on future sales.

GROSS MARGIN AND COST OF PRODUCTS SOLD

The gross margin percentage for the quarter was 42.6%, down 30 basis points from 42.9% a year ago. Australia, which showed a margin improvement of 30 basis points, had the only increase. The increase of cellular in the sales mix in Canada, in particular in the company-operated Cantel stores, was an important factor in a Canadian margin decline of 20 basis points. In addition, two new carriers have entered the cellular market in Canada. Both have adopted very aggressive pricing strategies in an attempt to build market share quickly. The traditional carriers, including Cantel, have responded to this pricing pressure, with the result that margins have suffered. The gross margin percentage declined in the U.K. by 70 basis points. However, this reduction was more than attributable to a change in the supplier and the method of distribution of computers, which resulted in computer sales being reported at full retail value this year. In the prior year, only a sales commission was earned.

The portion of the restructuring provision to be recorded in the United Kingdom in the third quarter relating to inventory clearance costs, which is estimated to be $1.5 to $2.5 million, at current exchange rates, will be charged to cost of products sold. Except for the initial effects of this charge, the store closure program in the U.K. is not expected to have a material effect on the gross margin percentage in future periods.

The effect of a lower gross margin percentage, combined with the effect of overall weaker currencies, was offset by the positive impact of increased sales. Overall, gross margin dollars for the quarter were substantially even with the prior year, showing an increase of $15,000:

         Decrease in margin percentage                   $  (543,000)
         Increase in sales                                 4,134,000
         Foreign exchange rate effects                    (3,576,000)
                                                         -----------
                                                         $    15,000
                                                         ===========

Year to date, the gross margin percentage is 60 basis points below the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses for the quarter in U.S. dollars decreased to $62,701,000 from $64,895,000 a year ago, a reduction of $2,194,000. Year to date, SG&A expenses have decreased from $115,742,000 for the six months ended December 31, 1996 to $114,061,000, a decrease of $1,681,000 or 1.5%. These reductions are more than attributable to foreign currency rate effects. When the effects of generally weaker currencies are eliminated, an increase in SG&A spending, measured at the same exchange rates, of less than 1% results for both periods. This control in the rate of increase in SG&A spending is reflective of steps taken by management in prior periods to monitor and control these costs. Consequently, the SG&A percentage for the quarter declined by 1.4 percentage points from the prior year level to 32.6% of sales, with all three countries showing improvement.

The restructuring plan being implemented in the United Kingdom will have a direct bearing on SG&A expenses in future periods as the costs of operating the stores identified for closure are removed from the business.

The following table provides a breakdown of SG&A expenses by major category (percentages shown are as a rate to sales):

                 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
                 --------------------------------------------
(In thousands, except percents)
                           THREE MONTHS ENDED                     SIX MONTHS ENDED
                              DECEMBER 31                           DECEMBER 31
                         1997            1996                  1997             1996
                    ------------------------------        -------------------------------
                    AMOUNT   PCT.    AMOUNT   PCT.         AMOUNT   PCT.    AMOUNT   PCT.
                    ------------------------------        -------------------------------
Advertising         $ 9,461   4.9    $10,397   5.4        $ 14,994   4.8   $ 16,856   5.6
Rent                 11,205   5.8     11,329   5.9          21,883   7.0     21,803   7.2
Payroll              25,885  13.4     26,340  13.8          47,063  15.0     46,959  15.5
Taxes
  (other than
   income taxes)      5,250   2.7      5,148   2.7           9,552   3.0      9,378   3.1
Telephone &
   utilities          1,763   0.9      1,946   1.0           3,562   1.1      3,720   1.2
Other                 9,137   4.9      9,735   5.2          17,007   5.4     17,026   5.6
                    ------------------------------        -------------------------------
Total               $62,701  32.6    $64,895  34.0        $114,061  36.3   $115,742  38.2
                    ==============================        ===============================

NET INTEREST EXPENSE

Net interest expense was $1,893,000 for the three months ended December 31, 1997 compared with $1,908,000 for the same quarter last year. Net interest expense for the six months ended December 31, 1997 of $3,536,000 was $31,000 lower than in the same period last fiscal year. These decreases reflect the effects of a reduction in a long-term loan (the "Series A Note") owing under a loan agreement with Tandy (the "Secured Loan Agreement"), partially offset by the effects of higher short-term borrowings in the United Kingdom. On December 30, 1997, the Series A Note was repaid in full and any remaining unamortized costs associated with this debt were expensed. The Series A Note, together with the Company's then existing revolving credit arrangements, were replaced by a three-year revolving facility with a new syndicate of three lenders. Management believes that replacing the Company's fixed term financing with a revolving credit facility better reflects the seasonal borrowing needs of its retail business. Additionally, the amortization of costs associated with the Company's new credit facility will be lower than under prior credit arrangements. Consequently, management anticipates that net interest expense will be lower in future periods than has been the Company's recent experience.

PROVISION FOR INCOME TAXES

A net income tax provision of $5,076,000 was recorded during the quarter compared with a provision of $4,145,000 a year ago. For the six months ended December 31, 1997, income tax expense of $7,125,000 was recorded compared to $5,157,000 in the first six months of the prior year. These increases primarily reflect higher profits in Canada and Australia, offset partially by the recognition of tax benefits associated with the loss carry forwards and other deferred tax assets in Australia. No credit is currently available for the tax losses being generated in the United Kingdom.

NET INCOME PER AVERAGE COMMON SHARE

In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128, "Earnings per Share" ("FAS 128"), which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Effective December 31, 1997, the Company adopted FAS 128, which established new standards for computing and presenting earnings per share ("EPS"). The statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted, or resulted in the issuance of common stock that would then share in the earnings of the entity. In accordance with FAS 128, EPS amounts for the prior period have been restated.

Basic and diluted net income per average common share were $0.94 and $0.55, respectively, for the three-month period ended December 31, 1997, as compared to $0.83 and $0.50 for the same quarter in the prior year. For the six-month period ended December 31, 1997, basic and diluted net income per average common share were $0.70 and $0.46, respectively, compared to $0.43 and $0.33, respectively, for the same period a year ago. A reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is set out below:

(In thousands, except for per                                    THREE MONTHS ENDED
 share data)
                                          DECEMBER 31, 1997                                 DECEMBER 31, 1996
                             ---------------------------------------------    ----------------------------------------------
                               Income           Shares         Per Share        Income           Shares          Per Share
                             (Numerator)     (Denominator)       Amount        (Numerator)     (Denominator)       Amount
                             ------------    --------------   ------------    ------------    --------------    ------------
Net Income                    $  11,347                                        $   9,477
                             ============                                     ============

BASIC EPS
Income available to
 common stockholders          $  11,347           12,024       $   0.94        $   9,477          11,366         $    0.83
                                                              ============                                      ============

EFFECT OF DILUTIVE
SECURITIES
9% convertible debentures*         (451)           7,779                             782           8,951
Stock options                      -                  11                             -               -
                             ------------    --------------                   ------------    --------------

DILUTED EPS
Income available to common
 stockholders including
 assumed conversions          $  10,896           19,814       $   0.55        $  10,259          20,317         $    0.50
                             ============    ==============   ============    ============    ==============    ============

(In thousands, except for per                                   SIX MONTHS ENDED
 share data)
                                          DECEMBER 31, 1997                                 DECEMBER 31, 1996
                             ---------------------------------------------    ----------------------------------------------
                               Income           Shares         Per Share        Income           Shares          Per Share
                             (Numerator)     (Denominator)      Amount        (Numerator)     (Denominator)       Amount
                             ------------    --------------   ------------    ------------    --------------    ------------
Net Income                    $   8,438                                        $   4,870
                             ============                                     ============

BASIC EPS
Income available to
  common stockholders         $   8,438           11,995       $   0.70        $   4,870          11,298         $    0.43
                                                              ============                                      ============

EFFECT OF DILUTIVE
SECURITIES
9% convertible debentures *         731            7,779                           1,861           8,951
Stock options                       -                  6                            -                -
                             ------------    --------------                   ------------    --------------

DILUTED EPS
Income available to common
  stockholders including
  assumed conversions         $   9,169           19,780       $   0.46        $   6,731          20,249         $    0.33
                             ============    ==============   ============    ============    ==============    ============

    * The income adjustments relating to the 9% convertible debentures include interest expense, amortization of financing costs and foreign currency transaction gains and losses.

       The adjustments to shares in the computation of diluted EPS for the three and six-month periods ended December 31, 1997 relate to options to purchase 244,000 shares held by directors and employees of the Company at prices ranging from $3.50 to $5.50 per share. In addition, at December 31, 1997, directors and employees of the Company and its subsidiaries held options to purchase 731,000 shares, at prices ranging from $6.00 to $8.1875 per share. At December 31, 1996, 718,000 employee and director options were outstanding at prices ranging from $5.31 to $8.1875. These options were not included in the computation of diluted EPS because the options' exercise price was more than the average price of the Company's common stock during the respective periods.

                               FINANCIAL CONDITION
                               -------------------

Most balance sheet accounts are translated from their values in local currency to U.S. dollars at the respective month end rates. The table below outlines the percentage change, to December 31, 1997, in exchange rates as measured against the U.S. dollar:

                                   FOREIGN EXCHANGE RATE FLUCTUATIONS
                                   ----------------------------------

                                 % INCREASE                  % INCREASE
                                 (DECREASE)                  (DECREASE)
                           FROM DECEMBER 31, 1996        FROM JUNE 30, 1997
                           ----------------------        ------------------
Canada                             (4.2)                      (3.4)
Australia                         (18.2)                     (13.7)
United Kingdom                     (3.6)                      (0.8)

ACCOUNTS RECEIVABLE

Accounts receivable were $16,742,000 at December 31, 1997 compared with $9,655,000 and $14,721,000 at June 30, 1997 and December 31, 1996, respectively.
Increases in the level of cellular phone sales, partially offset by the effects of weaker foreign currencies contributed to both of these increases. Seasonal increases in dealer receivables also contributed to the increase from June 30, 1997.

INVENTORIES

Inventories at December 31, 1997 were $169,512,000 compared to $170,594,000 and $185,292,000 at June 30 ,1997 and December 31, 1996 respectively. The decrease from the June 30, 1997 level is more than explained by foreign currency rate effects. Measured at the same exchange rates, inventories increased by approximately 4% to December 31, 1997. Most of this increase results from lower than anticipated sales in the United Kingdom, as well as the fact that the inventory of computers in that country was unusually low at June 30, 1997. Weaker foreign currencies also explains approximately 80% of the reduction in inventories from December 31, 1996. The balance of the reduction is more than attributable to steps taken by management to more closely control the level of inventories in the United Kingdom.

PROPERTY AND EQUIPMENT

Property and equipment, less accumulated depreciation and amortization, totaled $26,777,000 at December 31, 1997, compared with $40,899,000 at December 31,
1996, a reduction of $14,122,000. This decrease relates primarily to an impairment charge of $10,042,000 recorded pursuant to FAS 121 in the fourth quarter of fiscal 1997. This charge reduced the carrying value of the Company's investment in store assets in the United Kingdom to their estimated fair value. The balance of the reduction relates to foreign currency effects and depreciation expense, partially offset by planned additions. Foreign currency effects and depreciation expense, partially offset by planned additions, primarily on store refits and improvements, also explain the reduction in property and equipment from the June 30, 1997 level of $28,812,000.

ACCOUNTS PAYABLE

The level of accounts payable has increased from $25,215,000 at June 30, 1997 to $38,785,000 at December 31, 1997, primarily as a result of seasonal inventory purchases. At December 31, 1997, accounts payable were $6,158,000 lower than at December 31, 1996. This decrease in accounts payable results primarily from the reduction in the level of inventories and from foreign currency rate effects.

ACCRUED EXPENSES

Accrued expenses have increased from $27,031,000 at June 30, 1997 to $37,255,000 at December 31, 1997. This increase primarily results from seasonal increases in sales related accruals, including commissions, bonuses and sales taxes. Accrued expenses were $3,599,000 lower at December 31, 1997 than a year ago. This reduction results principally from foreign currency rate effects.

INCOME TAXES PAYABLE

Income taxes payable were $18,266,000 at December 31, 1997, up from $12,734,000 at June 30, 1997. This increase is reflective of the fact that available tax loss carryforwards have now been fully utilized in both Canada and Australia and the Company will be in a tax paying position in both of those countries for fiscal 1998. Income taxes payable at December 31, 1996 were $12,402,000.

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

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

Operating activities generated $25,979,000 in cash during the six-month period ended December 31, 1997 compared to $25,216,000 in the same period of the prior year, an increase of $763,000. The seasonal increase in inventory levels used $10,376,000 less cash than was the case in the six-month period ended December 31, 1996, when the effects of increased inventories to support a private label merchandising strategy were felt in the United Kingdom. The deferred payment of income tax installments also conserved an additional $6,570,000 in cash. The benefits of the additional cash generated by these changes were partially offset by the fact that the build-up of accrued expenses conserved $3,032,000 less in cash for the period than in the previous year. Similarly, a reduction in the build-up of accounts payable preserved $3,896,000 less in cash during the six-month period ended December 31, 1996 than was the case in the comparable period a year ago. Higher sales of cellular phones resulted in an increase in the accounts receivable build-up, which resulted in $2,751,000 less cash being generated than in the six months ended December 31, 1996. Net income, adjusted to reconcile net income to cash, generated $2,222,000 less cash than in the first six months of the prior year.

Cash flow from investing activities consumed $1,160,000 in cash during the six-month period ended December 31, 1997, compared to $4,913,000 a year ago. This change results from a planned reduction in capital spending as well as the liquidation of certain other assets.

Financing activities resulted in cash outflows of $32,396,000 and $1,195,000 during the six-month periods ended December 31, 1997 and December 31, 1996, respectively. This increase results from the repayment of the Series A Note payable to Tandy as well as a decrease in the level of short-term borrowings used to finance operations in the United Kingdom.

The Company's principal sources of liquidity during fiscal year 1998 are its cash and short-term investments, its cash flow from operations and its banking facilities.

In 1994, InterTAN Canada Ltd., InterTAN, Inc., and InterTAN U.K. Limited entered into a one-year credit agreement with a syndicate of banks. In December, 1997 this credit agreement was replaced with a three-year revolving facility with a syndicate of three new lenders (the "Syndicated Loan Agreement") in an amount not to exceed $75,000,000 in the aggregate. The amount of credit actually available at any particular time is dependent on a variety of factors including the level of inventories and accounts receivable of InterTAN Canada and InterTAN U.K. Limited (the "Borrowers"). The amount of available credit is then reduced by the amount of trade accounts payable of the Borrowers then outstanding as well as certain other reserves. The interest rate under the credit facility is the Canadian prime rate plus 1.0% on loans to InterTAN Canada Ltd. and the London Inter Bank Offered Rate plus 2.5% for loans to InterTAN U.K. Limited. Letters of credit are charged at the rate of 1.5% per annum. In addition, a standby fee is payable on the unused portion of the credit facility. The amount of this fee is subject to certain thresholds and ranges from 0.375% to 0.50% of the unused credit line. The Syndicated Loan Agreement is secured by a first priority lien over all of the assets of the Borrowers and is guaranteed by InterTAN, Inc. This facility will be used primarily to provide letters of credit in support of purchase orders, to finance inventory purchases and for general corporate purposes. At December 31, 1997, the maximum credit available under the Syndicated Loan Agreement was $40,561,000 of which $4,700,000 was committed in support of letters of credit. There were no borrowings against the facility at December 31, 1997. Management estimates that the costs associated with putting this credit facility into place will approximate $600,000. These costs will be amortized over the term of the facility, commencing in January, 1998. In September, 1997, the Company's Merchandise Agreement with Tandy was amended to permit the Company to support purchase orders with a surety bond or bonds as well as letters of credit. The Company has entered into an agreement with a major insurer to provide such a surety bond (the "Bond") in an amount not to exceed $15,000,000. Use of the Bond will give the Company greater flexibility in placing orders with Far Eastern suppliers by releasing a portion of the credit available under the Syndicated Loan Agreement for other purposes.

In fiscal year 1997, the Company's Australian subsidiaries, InterTAN Australia Ltd. and Technotron Sales Corp. Pty. Ltd., entered into a credit agreement with an Australian bank (the "Australian Facility"). This agreement established a credit facility in the amount of A$12,000,000 ($7,800,000 at December 31, 1997 exchange rates). The Australian Facility has no fixed term and may be terminated at any time upon five days prior written notice by the lender. All or any part of the facility may be used to provide letters of credit in support of purchase orders. A maximum amount of A$5,000,000 ($3,250,000 at December 31, 1997 exchange rates) may be used in support of short-term borrowings. At December 31, 1997, there were no borrowings outstanding against the Australian Facility; A$6,150,000 ($4,000,000 at December 31, 1997 exchange rates) was committed in support of letters of credit.

In addition to the credit facilities described above, the Company's principal sources of outside financing have been from the Series A Note payable to Tandy and from the Company's 9% subordinated convertible debentures (the "Debentures"). In order to obtain a release of Tandy's security interests so that security could be given under the Syndicated Loan Agreement, the Series A Note was repaid in full in December, 1997. In consideration of the early repayment of this loan, warrants to purchase 1,449,007 shares of the common stock of the Company held by Tandy were surrendered for cancellation.

The Company's primary uses of liquidity during the remainder of fiscal year 1998 will include the funding of capital expenditures and the servicing of debt. The Company anticipates that capital additions will approximate $4,600,000 during the remainder of fiscal year 1998, mainly related to new store openings, remodeling and upgrading. Management estimates that the effects of the recently announced restructuring program in the United Kingdom will be cash neutral during the remainder of fiscal year 1998 and cash positive thereafter, as cash inflows from inventory reductions and improved operating results are expected to exceed remaining store closure costs. The Company's debt servicing requirements, consisting of interest on the Debentures, in the balance of fiscal year 1998 are estimated to be approximately $2,000,000. As previously described, the Company believes that it may be required to post additional tax deposits or letters of credit with Revenue Canada in order to appeal existing, and, possibly, additional reassessments of tax. See "Income Taxes Payable."

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

                          BASIS OF FINANCIAL STATEMENTS
                          -----------------------------

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements", and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with accounting principles and practices (including consolidation practices) as reflected in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, and, in the opinion of the Company, include all adjustments necessary for fair presentation of the Company's financial position as of December 31, 1997 and 1996 and the results of its operations for the three and six months ended December 31, 1997 and 1996 and its cash flows for the six months ended December 31, 1997 and 1996. Such adjustments are of a normal and recurring nature. Operating results for the three and six months ended December 31, 1997 are not necessarily indicative of the results that can be expected for the fiscal year ended June 30, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

PART II - OTHER INFORMATION


ITEM 1    LEGAL PROCEEDINGS

          The various matters discussed under the heading "Contingencies" on page 19 of this Form 10-Q are incorporated herein by reference.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the Company's Annual Meeting of Stockholders held on November 11, 1997, the following persons were elected to the Board of Directors:

                                    John H. McDaniel
                                    W. Darcy McKeough
                                    Ron G. Stegall

          In such connection, Messrs. McDaniel, McKeough and Stegall received 9,193,636, 9,210,376 and 9,210,510 votes, respectively, "For" election and 88,349, 71,609 and 71,475 votes, respectively, were withheld. In total, 12,009,208 shares were authorized to vote.

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

                        *10(a) Employment letter dated November 29, 1997 between InterTAN, Inc. and Brian E. Levy.

                        *10(b) Form of Omnibus Termination Agreement dated December 30, 1997 between, among others, InterTAN, Inc. and Tandy Corporation.

                        Exhibit No.             Description

                        *10(c) Loan Agreement dated to be effective December 22, 1997 among InterTAN, Inc., Bank of America Canada, Bank of America N.T. & S.A. (London England Branch Office) and certain other Lenders as identified therein.

                        *27         Article 5, Financial Data Schedule.


-----------------------
*  Filed herewith

     b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   InterTAN, Inc.
                                                    (Registrant)




Date:  February 12, 1998             By: /s/James T. Nichols
                                         ---------------------------------------
                                         James T. Nichols
                                         Chief Executive Officer
                                         (Authorized Officer)




                                     By: /s/Douglas C. Saunders
                                         ---------------------------------------
                                         Douglas C. Saunders
                                         Vice President and Corporate Controller
                                         (Principal Accounting Officer)

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

                        *10(a) Employment letter dated November 29, 1997 between InterTAN, Inc. and Brian E. Levy.

                        *10(b) Form of Omnibus Termination Agreement dated December 30, 1997 between, among others, InterTAN, Inc. and Tandy Corporation.

                        *10(c) Loan Agreement dated to be effective December 22, 1997 among InterTAN, Inc., Bank of America Canada, Bank of America N.T. & S.A. (London England Branch Office) and certain other Lenders as identified therein.

                        *27         Article 5, Financial Data Schedule.


-----------------------
*  Filed herewith