Form 10-Q
period 1998-03-31
INTERTAN INC
filed 1998-05-15
CIK 803227

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

================================================================================

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended  March 31, 1998 or
                                                --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from              to
                                               ------------    --------------
Commission file number 1-10062
                       -------

                                 InterTAN, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                           75-2130875
--------------------------------               ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)


  201 Main Street, Suite 1805
  Fort Worth, Texas                                         76102
----------------------------------------       ---------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:        (817) 348-9701
                                                   ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---
At April 30, 1998, 12,340,032 shares of the registrant's common stock, par value $1.00 per share, were outstanding.

                                TABLE OF CONTENTS

                                     PART I
                                                                            PAGE

1.  ITEM 1 - Financial Statements and Supplementary Data

               Consolidated Statements of Operations                          3

               Consolidated Balance Sheets                                    4

               Consolidated Statements of Cash Flows                          5

               Consolidated Statements of Stockholders' Equity                6

2.  ITEM 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             7


                                    PART II

1.  ITEM 1 - Legal Proceedings                                               21

2.  ITEM 4 - Submission of Matters to a Vote of Security Holders             21

3.  ITEM 6 - Exhibits and Reports on Form 8-K                                21


                                     OTHER

1.  Signatures                                                               23

CONSOLIDATED  STATEMENTS  OF  OPERATIONS
INTERTAN, INC.
--------------------------------------------------------------------------------
(In thousands, except per share data)


                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                                MARCH 31                   MARCH 31
                                         ----------------------    ----------------------

                                            1998         1997         1998         1997
                                         ---------    ---------    ---------    ---------
Net sales and operating revenues .....   $ 117,117    $ 109,555    $ 431,385    $ 412,776
Other income .........................          66          289          417          545
                                         ---------    ---------    ---------    ---------
                                           117,183      109,844      431,802      413,321
                                         ---------    ---------    ---------    ---------

Operating costs and expenses:
   Cost of products sold .............      68,510       58,802      246,915      229,335
   Selling, general and administrative
       expenses ......................      49,425       50,766      163,486      166,508
   Depreciation and amortization .....       1,789        2,566        5,581        7,162
   Provision for business
       restructuring .................      12,712           --       12,712           --
                                         ---------    ---------    ---------    ---------
                                           132,436      112,134      428,694      403,005
                                         ---------    ---------    ---------    ---------

Operating income (loss) ..............     (15,253)      (2,290)       3,108       10,316

Foreign currency transaction
     (gains) losses ..................         158          124         (580)        (802)
Interest expense, net ................         923        1,503        4,459        5,008
                                         ---------    ---------    ---------    ---------

Income (loss) before income taxes ....     (16,334)      (3,917)        (771)       6,110
Provision for income taxes ...........       1,438        1,216        8,563        6,373
                                         ---------    ---------    ---------    ---------

Net loss .............................   $ (17,772)   $  (5,133)   $  (9,334)   $    (263)
                                         =========    =========    =========    =========

Basic and diluted net loss per
     average common share ............   $   (1.46)   $   (0.45)   $   (0.77)   $   (0.02)

Average common shares outstanding ....      12,208       11,527       12,065       11,373


The comments in Management's Discussion and Analysis of Financial Condition and Results of Operations are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
INTERTAN, INC.
-------------------------------------------------------------------------------

(In thousands, except share data)                        MARCH 31     JUNE 30     MARCH 31
                                                           1998        1997         1997
                                                       -------------------------------------
ASSETS
Current Assets:
    Cash and short-term investments ................   $  25,990    $  34,726    $  39,036
    Accounts receivable, less allowance for doubtful
         accounts ..................................      10,606        9,655        9,829
    Inventories ....................................     159,820      170,594      171,757
    Other current assets ...........................       7,277        7,271        6,258
    Deferred income taxes ..........................          --          634          435
                                                       -----------------------------------
        Total current assets .......................     203,693      222,880      227,315
Property and equipment, less accumulated
     depreciation and amortization..................      26,524       28,812       38,904
Other assets .......................................       1,078        2,615        2,648
                                                       -----------------------------------
                                                       $ 231,295    $ 254,307    $ 268,867
                                                       ===================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Short-term bank borrowings .....................   $   7,521    $   9,821    $   9,769
    Current maturities of notes payable to Tandy
         Corporation ...............................          --        6,958        6,958
    Accounts payable ...............................      25,161       25,215       21,641
    Accounts payable to Tandy Corporation ..........       1,287        2,589          398
    Accrued expenses ...............................      39,945       27,031       31,518
    Income taxes payable ...........................      19,650       12,734       12,290
                                                       -----------------------------------
         Total current liabilities .................      93,564       84,348       82,574
Long-term notes payable to Tandy Corporation,
     less current maturities .......................          --       16,420       16,344
9% convertible subordinated debentures .............      40,024       41,138       41,030
Other liabilities ..................................       6,150        6,167        6,475
                                                       -----------------------------------
                                                         139,738      148,073      146,423
                                                       -----------------------------------
Stockholders' Equity:
    Preferred stock, no par value, 1,000,000 shares
         authorized, none issued or outstanding ....          --           --           --
    Common stock, $1 par value, 40,000,000 shares
         authorized, 12,296,059, 11,873,437 and
         11,629,245 issued and outstanding .........      12,296       11,873       11,629
    Additional paid-in capital .....................     115,145      114,350      113,686
    Retained earnings (deficit) ....................      (6,811)       2,523       18,869
    Foreign currency translation effects ...........     (29,073)     (22,512)     (21,740)
                                                       -----------------------------------
    Total stockholders'equity ......................      91,557      106,234      122,444
                                                       -----------------------------------

    Commitments and contingencies ..................
                                                       $ 231,295    $ 254,307    $ 268,867
                                                       ===================================

The comments in Management's Discussion and Analysis of Financial Condition and Results of Operations are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
INTERTAN, INC.
--------------------------------------------------------------------------------

(In thousands)                                                         NINE MONTHS ENDED
                                                                            MARCH 31
                                                                   -----------------------
                                                                      1998         1997
                                                                   -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ....................................................   $ (9,334)   $   (263)
     Adjustments to reconcile net loss to
     cash provided by operating activities:
       Depreciation and amortization ...........................      5,581       7,162
       Deferred income taxes ...................................        584       5,801
       Foreign currency transaction gains, unrealized ..........     (1,332)       (735)
       Other ...................................................      1,644       1,706
     Cash provided by (used for) current assets and liabilities:
       Accounts receivable .....................................     (1,315)       (307)
       Inventories .............................................      4,465      (8,370)
       Other current assets ....................................       (833)      1,203
       Accounts payable ........................................        549      (3,168)
       Accounts payable to Tandy Corporation ...................     (1,240)       (499)
       Accrued expenses ........................................     13,853       5,525
       Income taxes payable ....................................      7,328        (483)
                                                                   --------------------
       Net cash provided by operating activities ...............     19,950       7,572
                                                                   --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment .........................     (4,654)     (6,566)
   Proceeds from sales of property and equipment ...............         28         161
   Other investing activities ..................................      2,092       1,089
                                                                   --------------------
     Net cash used in investing activities .....................     (2,534)     (5,316)
                                                                   --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Changes in short-term bank borrowings, net ..................     (2,308)      8,630
   Proceeds from issuance of common stock to employee plans ....      1,244       1,427
   Principal repayments on long-term borrowings ................    (24,353)     (6,958)
                                                                   --------------------
     Net cash provided by (used in) financing activities .......    (25,417)      3,099
                                                                   --------------------
Effect of exchange rate changes on cash ........................       (735)       (415)
                                                                   --------------------
Net increase (decrease) in cash and short-term investments .....     (8,736)      4,940
Cash and short-term investments, beginning of period ...........     34,726      34,096
                                                                   --------------------
Cash and short-term investments, end of period .................   $ 25,990    $ 39,036
                                                                   ====================


The comments in Management's Discussion and Analysis of Financial Condition and Results of Operations are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
INTERTAN, INC.
--------------------------------------------------------------------------------
(In thousands)

                                                                                           Foreign
                                                                           Retained        Currency          Total
                                       Common Stock        Additional      Earnings      Translation      Stockholders'
                                    Shares      Amount   Paid-In Capital   (Deficit)       Effects           Equity
                                  ------------------------------------------------------------------------------------
Balance at June 30, 1997 .....      11,873   $  11,873     $ 114,350      $   2,523      $ (22,512)       $ 106,234
Net foreign currency
   translation adjustments ...        --          --            --             --           (6,561)          (6,561)
Issuance of common stock
   to employee plans .........         423         423         1,693           --             --              2,116
Retirement of warrants held by
     Tandy Corporation .......        --          --            (898)          --             --               (898)
Net loss .....................        --          --            --           (9,334)          --             (9,334)
                                  ---------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1998 ....      12,296   $  12,296     $ 115,145      $  (6,811)     $ (29,073)       $  91,557
                                  =================================================================================

The comments in Management's Discussion and Analysis of Financial Condition and Results of Operations are an integral part of these statements.

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

             INTRODUCTORY NOTE REGARDING FORWARD-LOOKING INFORMATION
             -------------------------------------------------------

With the exception of historical information, the matters discussed herein are forward-looking statements about the business, financial condition and prospects of InterTAN, Inc. (the "Company" or "InterTAN"). The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, but not limited to, international economic conditions, interest and foreign exchange rate fluctuations, various tax issues, including possible reassessments, changes in product demand, competitive products and pricing, availability of products, inventory risks due to shifts in market conditions, dependence on manufacturers' product development, the regulatory and trade environment, real estate market fluctuations, Year 2000 compliance and other risks indicated in this document or in the Company's previous filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

                              RESULTS OF OPERATIONS
                              ---------------------

InterTAN is engaged in the sale of consumer electronics products primarily through company-operated retail stores and dealer outlets in Canada, the United Kingdom and Australia. The Company's retail operations are conducted through three wholly-owned subsidiaries: InterTAN Australia Ltd., which operates in Australia under the trade name "Tandy Electronics"; InterTAN Canada Ltd., which operates in Canada under the trade name "RadioShack"; and InterTAN U.K. Limited, which operates in the United Kingdom under the "Tandy" trade name. All of these trade names are used under exclusive license from Tandy Corporation ("Tandy") of Fort Worth, Texas. In addition, during fiscal year 1996, the Company entered into an agreement in Canada with Rogers Cantel Inc. ("Cantel") to operate telecommunications stores ("Cantel stores") on its behalf. The first of these stores was opened in August, 1996 and at March 31, 1998, 55 stores were in operation.

UNITED KINGDOM RESTRUCTURING PLAN

As part of its ongoing efforts to improve the financial performance of its United Kingdom operation, the Company recently carried out a review of the performance of all of its U.K. stores. Consequently, in January, 1998 a plan to close 69 consistently under-performing stores was approved. Revenue and operating losses associated with the stores in the closure plan are shown below (in thousands):
                   THREE MONTHS ENDED     NINE MONTHS ENDED
                         MARCH 31               MARCH 31
                  -------------------     -----------------
                  1998           1997     1998         1997
                  ----           ----     ----         ----

Revenues         $ 3,715      $ 5,672   $19,856      $21,021
                 =======      =======   =======      =======

Operating loss   $ 2,747/(1)/ $ 1,618   $ 4,267/(1)/ $ 3,199
                 =======      =======   =======      =======


    /(1)/ Includes inventory writedowns of $2,325,000 associated with the restructuring which were recorded in the third quarter.

In connection with this restructuring plan, a provision of $12,712,000 was recorded during the third quarter of fiscal year 1998, reflecting lease disposal costs, severance costs, and other closure costs, including fixture removal and contract termination costs. The following is a summary of the activity within this reserve during the quarter (in thousands):

                        Original            Foreign Currency     Balance
                       Provision      Paid       Effects     March 31, 1998
                       ---------      ----       -------     --------------

Lease disposal costs   $ 11,120    $   (914)    $    240        $ 10,446
Severance costs             748        (288)          11             471
Other exit costs            844        (347)          16             513
                       --------    --------     --------        --------
                       $ 12,712    $ (1,549)    $    267        $ 11,430
                       ========    ========     ========        ========

As a result of the store closure plan, the Company implemented an inventory clearance program designed to liquidate, in a relatively short time frame, a significant portion of the inventory from the 69 stores to be closed. The clearance program has been conducted through 18 clearance stores selected from the list of stores to be closed. As a consequence of this program, a provision of $2,325,000 was recorded to write down the inventory in the clearance centers. This amount has been included in cost of products sold and is in addition to the restructuring reserve shown above.

Immediately upon announcement of the plan, 61 stores were closed. Sixteen of these stores re-opened as inventory clearance centers, approximately one week later. In addition to this block of 61 stores, an additional 8 stores were identified to close at lease end and prior to June 30, 1998. Two of these were converted to clearance centers. As of March 31, 1998, 17 stores remained open, including 13 clearance stores; all are scheduled to close prior to June 30, 1998.

A total of eight of the stores identified for closure have leases which expire prior to June 30, 1998. The remaining 61 stores have lease terms remaining of varying periods up to 15 years. A national firm of real estate brokers has been engaged to assist in arranging for the sublet or assignment of these leases to other parties. Provision has been made for management's best estimate of the costs of disposing of these leases.

Management originally estimated that approximately 230 jobs would be lost as a result of this store closure program. As at March 31, 1998, approximately 160 individuals had been terminated.


SALES OUTLETS

The number of company-operated stores and dealers at March 31, 1998 and 1997, as well as the number of locations opened and closed during the three-month periods then ended, is presented in the following table:



                                                                       SALES OUTLETS
                                         THREE MONTHS ENDED                            THREE MONTHS ENDED
                                           MARCH 31, 1998                                MARCH 31, 1997
                              ---------------------------------------       ----------------------------------------
                                ENDING         OPENED         CLOSED           ENDING        OPENED         CLOSED
CANADA
Company-operated                  458*           1               4              452*           1               4
Dealers                           385            2               3              429            6               3
                              ------------------------------------          ------------------------------------
                                  843            3               7              881            7               7
                              ====================================          ====================================
AUSTRALIA
Company-operated                  217            1               1              212            -               1
Dealers                           124            1              19              195            1              16
                              ------------------------------------          ------------------------------------
                                  341            2              20              407            1              17
                              ====================================          ====================================
UNITED KINGDOM
Company-operated                  286            -              52              348            -               3
Dealers                           109            4              25              172            -               3
                              ------------------------------------          ------------------------------------
                                  395            4              77              520            -               6
                              ====================================          ====================================
TOTAL
Company-operated                  961            2              57            1,012            1               8
Dealers                           618            7              47              796            7              22
                              ------------------------------------          ------------------------------------
                                1,579            9             104            1,808            8              30
                              ====================================          ====================================

*In addition, at March 31, 1998 and March 31, 1997, the Company operated 55 and 49 stores, respectively, on behalf of Cantel. Since these locations are not company-owned, they are not included in the above table.

The reduction in the number of dealers over the prior year is reflective of management's strategy of focusing on larger dealers with greater sales potential. This strategic reduction in the number of dealers is not expected to have a material affect on sales in future periods. As described under "United Kingdom Restructuring Plan", the Company initiated a plan to close 69 under-performing stores in the United Kingdom before the end of fiscal 1998; closure of 52 of these stores is reflected in the above table.

OPERATING INCOME

The Company's operating income (loss) for each geographic segment for the three and nine-month periods ended March 31, 1998 and 1997 is presented in the following table (in thousands):

                                                        OPERATING INCOME (LOSS)
                                                        -----------------------
                                                               UNITED           CORPORATE
                             CANADA         AUSTRALIA          KINGDOM          EXPENSES           TOTAL
                          -----------      -----------       -----------        ---------        ---------
Three months ended
March 31, 1998            $     3,161      $     1,017       $  (18,309)/(1)/    $(1,122)        $ (15,253)/(2)/

Three months ended
March 31, 1997            $     3,210      $       547       $   (4,963)         $(1,084)        $  (2,290)

Nine months ended
March 31, 1998            $    19,447      $     4,726       $  (17,735)/(1)/    $(3,330)        $   3,108/(2)/

Nine months ended
March 31, 1997            $    16,247      $     3,914       $   (6,712)         $(3,133)        $  10,316

   /(1)/ Includes restructuring and related inventory provisions of $15,037,000.
         Before considering the effects of these charges, the operating losses in the United Kingdom for the three and nine-month periods ended March 31, 1998 were $3,272,000 and $2,698,000, respectively compared with $4,963,000 and $6,712,000, respectively in the comparable periods a year ago. Computed on this basis, the operating results in the U.K. for the third quarter and year to date would have improved by $1,691,000 and $4,014,000, respectively.

   /(2)/ Includes restructuring and related inventory provisions of $15,037,000.
         Before considering the effects of these charges, the operating loss for the three-month period ended March 31, 1998 would have been $216,000, compared with $2,290,000 in comparable prior year period, an improvement of $2,074,000. Computed on the same basis, the operating income for the nine-month period ended March 31, 1998 was $18,145,000 compared with $10,316,000 for the first three quarters of fiscal year 1997, an increase of $7,829,000.


Management believes that the most appropriate way to compare both country and consolidated operating results with the same period in the prior year is to exclude the effects of the United Kingdom restructuring charge, including the related inventory write down. On this basis, all three countries have shown operating improvement both for the three and nine-month periods ended March 31, 1998. This improvement in operating results was due to a combination of higher sales and control of operating expenses. In the United Kingdom, part of the operating margin improvement resulted from lower depreciation expense arising from the effects of an impairment charge recorded pursuant to Financial Accounting Standard No. 121 ("FAS 121") during the fourth quarter of fiscal year 1997.

The Canadian and Australian dollars were weaker against the U.S. dollar during both the third quarter and the first nine months of fiscal year 1998 than in the same periods a year ago. Consequently, the local currency operating incomes in those countries translate into fewer U.S. dollars. At the same time, the United Kingdom pound sterling was stronger against the U.S. dollar, resulting in the operating loss in local currency in that country translating into more U.S. dollars. Had last year's operating results been translated into U.S. dollars at this year's exchange rates, the consolidated improvement in operating results for the three and nine-month periods ended March 31, 1997 would have been increased by an additional $287,000 and $1,488,000, respectively.

NET SALES

Net sales for the quarter ended March 31, 1998 were $117,117,000, an increase of 6.9% over the sales for the same quarter in the prior year of $109,555,000. When the impact of fluctuations in the value of the U.S. dollar in relation to the currencies of the countries in which the Company operates is removed, the sales gain over the same quarter last year increases to 12.5%. Comparative store sales, measured at the same exchange rates, increased by 13.6% from the same quarter in the prior year. Year to date, sales have increased by 4.5% and 8.2% in U.S. dollars and local currency, respectively. Comparative store sales for the nine months ended March 31, 1998 have increased 6.9% over the same period a year ago.

Management does not believe that inflation or price changes have had a material effect on sales during the first nine months of fiscal year 1998, nor are such factors expected to materially effect future sales results.

The table which follows shows, by country, the percentage changes in net sales for the quarter and nine months ended March 31, 1998 compared to the corresponding periods in the prior year. Changes are presented in both U.S. dollars and local currencies to illustrate the effects of exchange rate fluctuations. The change in comparative store sales, measured at the same exchange rates, is also shown:

                                                                    NET SALES
                                                                    ---------
                                                          PERCENTAGE INCREASE (DECREASE)
                                                          -----------------------------
                                     THREE MONTHS ENDED                                NINE MONTHS ENDED
                                       MARCH 31, 1998                                    MARCH 31, 1998
                          -----------------------------------------         -------------------------------------------
                            LOCAL                       COMPARATIVE           LOCAL                         COMPARATIVE
                           CURRENCY          US$           STORE             CURRENCY          US$             STORE
                          -----------------------------------------         -------------------------------------------
Canada                     14.6%            9.0%            12.1%             11.5%            7.5%             8.0%
Australia                  16.8%            0.0%            13.4%              9.1%           (3.9%)            6.0%
United Kingdom              7.4%            8.2%            15.9%              3.1%            4.9%             5.9%
                          -----------------------------------------         -------------------------------------------

Consolidated               12.5%            6.9%            13.6%              8.2%            4.5%             6.9%

Increased sales of cellular products continues to be a major factor contributing to the Canadian subsidiary's improved third quarter sales results, as sales of these products more than doubled over the same quarter a year ago. The 55 company-operated Cantel stores are an integral part of the Company's cellular strategy. Sales of outdoor antennas, direct to home satellite dishes, telephones and batteries also contributed to the sales gain in Canada. In Australia, sales of telephones and related products, including fax and answering machines, made a significant contribution to an overall comparative store sales gain of 13.4% for the three-month period ended March 31, 1998. Growth in the computer category, especially computer accessories, as well as higher sales of personal electronics and batteries added to the overall sales improvement. In the United Kingdom, the momentum in the cellular category, began in the Christmas quarter, continued into the third quarter of fiscal year 1998. This improved sales performance is driven primarily by sales of the popular pre-paid air-time models and is the principal factor contributing to an overall comparative store sales increase of 15.9% over the third quarter of fiscal year 1997.

The stores to be closed under the United Kingdom restructuring plan accounted for approximately 3.2% and 4.6% of consolidated sales during the three and nine-month periods ended March 31, 1998, respectively. While management anticipates that a portion of the sales from these stores will be replaced by increased sales at continuing units, there can be no assurance that this will occur, nor is it practical to estimate the impact that the closure of these stores will have on future sales.

GROSS MARGIN AND COST OF PRODUCTS SOLD

In managing sales growth opportunities, management has reacted to consumer demand and has taken advantage of opportunities for sales growth in a few key categories. However, with the exception of batteries and accessories, the categories which have presented sales growth opportunities have tended to carry lower than average margins. This is particularly true in the case of cellular products. Consequently, the gross margin percentage for the quarter fell by 4.8 percentage points to 41.5%.

While all three countries showed margin declines, excluding the effects of the restructuring-related charge in the United Kingdom, the largest reduction occurred in Canada, where new competition has driven cellular margins, in particular in the Cantel stores, lower. Management is focusing on opportunities to improve margins in this important category. A planned increase in the mix of accessories as well as increasingly important residuals will also help mitigate the downward pressure on margins resulting from higher cellular sales. As indicated earlier, cost of products sold during the quarter included a charge of $2,325,000 associated with inventory in the stores to be closed in the United Kingdom. The effect of this charge accounted for 2 percentage points of the margin percentage decline for the quarter. The restructuring program in the United Kingdom is not expected to have a material effect on gross margins in future periods.

The following is a summary of gross margin results for the quarter ended March 31, 1998, excluding the effects of the restructuring-related inventory charge:

                                                                    THREE MONTHS ENDED MARCH 31
                                                                    ---------------------------
                                                                        1998            1997
                                                                        ----            ----
          Canada                                                       44.6%           48.6%
          Australia                                                    47.5%           48.3%
          United Kingdom                                               39.4(1)         41.7%
          Consolidated                                                 43.5%(1)        46.3%

        /(1)/ Including the effects of the restructuring-related inventory charge, the gross margins in the United Kingdom and the Company as a whole were 33.3% and 41.5%, respectively.

The effect of a lower gross margin percentage and the restructuring-related inventory charge combined with the effect of overall weaker currencies, was offset by the positive impact of increased sales. Overall, gross margin dollars for the quarter declined by $2,146,000:

               Decrease in margin percentage                   $(3,143,000)
               Increase in sales                                 6,027,000
               Restructuring-related charge                     (2,325,000)
               Foreign exchange rate effects                    (2,705,000)
                                                               -----------
                                                               $(2,146,000)
                                                               ===========

Year to date, the gross margin percentage is 1.6 percentage points below the prior year (1.1 basis points, excluding the effects of the restructuring-related inventory write down.) Excluding the effects of this restructuring-related charge, the year on year margin decline results primarily from the increase in cellular sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses for the quarter in U.S. dollars decreased to $49,425,000 from $50,766,000 a year ago, a reduction of $1,341,000. Year to date, SG&A expenses have decreased from $166,508,000 for the nine months ended March 31, 1997 to $163,486,000, a decrease of $3,022,000 or 1.8%. These reductions are more than attributable to foreign currency rate effects. When the effects of generally weaker currencies are eliminated, an increase in SG&A spending, measured at the same exchange rates, of less than 2% results for both periods. The increase in SG&A expense for the quarter, in local currency, is primarily attributable to increased payroll costs reflecting higher sales, in particular in Canada and Australia. In the United Kingdom, the store closure program contributed to an overall reduction in SG&A expense in local currency for the quarter. This program should result in further SG&A expense reductions, at least through the first two quarters of fiscal year 1999, as the costs of operating the closed stores are removed from the business. This control in the rate of increase in SG&A spending is reflective of ongoing steps taken by management to monitor and control these costs. Consequently, the SG&A percentage for the quarter declined by 4.1 percentage points from the prior year level to 42.2% of sales, with all three countries showing improvement.

SG&A expense includes a royalty payable to Tandy under a license agreement for the right to use, in designated countries, the "Tandy", "Tandy Electronics" and "RadioShack" trade names. For fiscal year 1998, this royalty was set at an amount not to exceed 0.75% of consolidated sales. For the three and nine-month periods ended March 31, 1998, the amounts paid under this agreement were $853,000 and $3,113,000, respectively. For fiscal year 1999, the royalty rate under this agreement will increase to an amount not to exceed 1.0% of consolidated sales. No further rate increases are contemplated under the agreement. Had the fiscal 1999 rate structure been in place during the current fiscal year, SG&A expenses for the three and nine-month periods ended March 31, 1998 would have increased by $284,000 and $1,038,000, respectively.

The following table provides a breakdown of SG&A expenses by major category (percentages shown are as a rate to sales):

                                                   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
                                                   --------------------------------------------
(In thousands, except percents)
                                     THREE MONTHS ENDED                              NINE MONTHS ENDED
                                           MARCH 31                                       MARCH 31
                                1998                   1997                    1998                    1997
                        -----------------------------------------      -------------------------------------------
                           AMOUNT     PCT.          AMOUNT   PCT.          AMOUNT    PCT.          AMOUNT    PCT.
                        -----------------------------------------      -------------------------------------------
Advertising             $   4,923     4.2       $    5,384    4.9      $    19,917    4.6      $    22,240     5.4
Rent                       10,307     8.8           10,831    9.9           32,190    7.5           32,634     7.9
Payroll                    20,688    17.7           20,459   18.7           67,751   15.7           67,418    16.3
Taxes
  (other than
   income taxes)            4,221     3.6            4,336    4.0           13,773    3.2           13,714     3.3
Telephone and
   utilities                1,747     1.5            1,917    1.7            5,309    1.2            5,637     1.4
Other                       7,539     6.4            7,839    7.1           24,546    5.7           24,865     6.0
                        -----------------------------------------      -------------------------------------------

Total                   $  49,425    42.2          $50,766   46.3      $   163,486   37.9      $   166,508    40.3
                        =========================================      ===========================================


NET INTEREST EXPENSE

Net interest expense was $923,000 for the three months ended March 31, 1998 compared with $1,503,000 for the same quarter last year. Net interest expense for the nine months ended March 31, 1998, of $4,459,000 was $549,000 lower than in the same period last fiscal year. These decreases reflect the effects of a reduction in a long-term loan (the "Series A Note") owing under a loan agreement with Tandy (the "Secured Loan Agreement"). On December 30, 1997, the Series A Note was repaid in full. The Series A Note, together with the Company's then existing revolving credit arrangements, were replaced by a three-year revolving facility with a new syndicate of three lenders. Management believes that replacing the Company's fixed term financing with a revolving credit facility better reflects the seasonal borrowing needs of its retail business. Additionally, the amortization of costs associated with the Company's new credit facility will be lower than under prior credit arrangements. Consequently, management anticipates that net interest expense will be lower in future periods than has been the Company's recent experience.

PROVISION FOR INCOME TAXES

A net income tax provision of $1,438,000 was recorded during the quarter compared with a provision of $1,216,000 a year ago. For the nine months ended March 31, 1998, income tax expense of $8,563,000 was recorded compared to $6,373,000 in the first nine months of the prior year. These increases primarily reflect higher profits in Canada and Australia, offset partially by the recognition of tax benefits associated with the loss carry forwards and other deferred tax assets in Australia. No income tax benefit has been recognized for the tax losses being generated in the United Kingdom.

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

Basic and diluted net loss per average common share were $1.46 for the three-month period ended March 31, 1998, as compared to $0.45 for the same quarter in the prior year. For the nine-month period ended March 31, 1998, basic and diluted net loss per average common share were $0.77, compared to $0.02 for the same period a year ago. All of the Company's potentially dilutive instruments were anti-dilutive during both the three and nine-month periods ended March 31, 1998. Such instruments include Cdn $56,812,000 ($40,024,000 at March 31, 1998 exchange rates) of 9% subordinated convertible debentures (the "Debentures"). The Debentures are convertible at any time at a conversion rate of 118.7310 common shares for each Cdn $1,000 face amount of Debentures, equivalent to a conversion price of approximately Cdn $8.42 or $5.93 per share at the March 31, 1998 exchange rate. In addition, if the Company were to redeem the Debentures after February 28, 2000 by issuing common shares to the holders thereof in accordance with the terms of the Debentures, the dilutive effect of the Debentures would be increased if the market value of the Company's common stock at the time of redemption were less than the conversion price ($5.93 at March 31, 1998 exchange rates). In addition, at March 31, 1998 and 1997, the Company's directors and employees held options to purchase 1,015,500 and 795,333 common shares, respectively, at exercise prices ranging from $3.50 to $8.1875 and $5.31 to $8.1875, respectively. The Debentures and the employee and director options, when dilutive, are considered in determining diluted net income per average common shares. Previously, the Company also had outstanding warrants exercisable for 1,449,007 common shares at an exercise price of $6.618 per share. These warrants were surrendered for cancellation in December, 1997. See "Liquidity and Capital Resources."

                              FINANCIAL CONDITION
                              -------------------

Most balance sheet accounts are translated from their values in local currency to U.S. dollars at the respective month end rates. The table below outlines the percentage change, to March 31, 1998, in exchange rates as measured against the U.S. dollar:

                                                  FOREIGN EXCHANGE RATE FLUCTUATIONS
                                                  ----------------------------------
                                           % INCREASE                            % INCREASE
                                            (DECREASE)                            (DECREASE)
                                        FROM MARCH 31, 1997                   FROM JUNE 30, 1997
                                       -------------------                    ------------------
Canada                                        (2.5)                                  (2.7)
Australia                                    (15.8)                                 (12.2)
United Kingdom                                 1.9                                    0.4

INVENTORIES

Inventories at March 31, 1998 were $159,820,000 compared to $170,594,000 and $171,757,000 at June 30, 1997 and March 31, 1997, respectively, with foreign currency rate effects accounting for approximately 50% of each reduction. In local currency, inventories have increased in Australia in response to higher sales. In addition, in Australia certain products previously shipped directly by vendors to stores are now stocked in limited quantities in the warehouse. Inventories in local currency have declined in both Canada and the United Kingdom.

PROPERTY AND EQUIPMENT

Property and equipment, less accumulated depreciation and amortization, totaled $26,524,000 at March 31, 1998, compared with $38,904,000 at March 31, 1997, a reduction of $12,380,000. This decrease relates primarily to an impairment charge of $10,042,000 recorded pursuant to FAS 121 in the fourth quarter of fiscal 1997. This charge reduced the carrying value of the Company's investment in store assets in the United Kingdom to their estimated fair value. The balance of the reduction relates to foreign currency effects and depreciation expense, partially offset by planned additions. Foreign currency effects and depreciation expense, partially offset by planned additions, primarily on store refits and improvements, also explain the reduction in property and equipment from the June 30, 1997 level of $28,812,000.

ACCRUED EXPENSES

Accrued expenses have increased from $27,031,000 and $31,518,000 at June 30, 1997 and March 31, 1997, respectively, to $39,945,000 at March 31, 1998. These increases primarily relate to the reserve for restructuring in the United Kingdom, partially offset by foreign currency rate effects.

INCOME TAXES PAYABLE

Income taxes payable were $19,650,000 at March 31, 1998, up from $12,734,000 at June 30, 1997. This increase is reflective of the fact that available tax loss carryforwards have now been fully utilized in both Canada and Australia and the Company is in a tax paying position in both of those countries for fiscal 1998. Income taxes payable at March 31, 1997 were $12,290,000.

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

An audit of the Canadian income tax returns of the Canadian subsidiary for the 1990 to 1993 taxation years was commenced during the 1995 fiscal year. The Company has been advised that Revenue Canada is challenging certain interest deductions relating to the Canadian subsidiary's former operations in continental Europe and is proposing to tax certain foreign exchange gains related to such operations. Depending on the ultimate resolution of these issues, the Company could potentially have an additional liability in the range of $0 to $25,000,000. Assuming Revenue Canada pursues these issues, in order for the Company to proceed with such appeals, the Company would likely be required to post a cash deposit or letters of credit equal to one-half of the 1990-1993 tax in dispute, together with interest. Notwithstanding that the Company is still in discussions with Revenue Canada regarding these issues, Revenue Canada and certain provincial jurisdictions were required to issue protective reassessments for one of the years because the time period during which such reassessments could legally be issued was about to expire. The amount of these federal and provincial reassessments, including interest, is approximately $13,100,000 and $2,225,000, respectively. These amounts relate to the 1992 taxation year only and are reflected in the range described immediately above. The Company has appealed these reassessments and, as indicated above, would normally be required to post a cash deposit equal to one-half of the reassessments, pending the outcome of such appeal. However, Revenue Canada has agreed to defer the posting of such deposit pending the outcome of ongoing discussions on this particular issue. Revenue Canada has further agreed to accept a letter of credit in lieu of a cash deposit should it be necessary for the Company to actively proceed with its appeal. The Company has requested a similar deferral from the relevant provincial authorities and reasonably expects that such deferral will be approved. Management believes it has meritorious arguments in support of the deductibility of such interest and in support of its treatment of the foreign exchange gains and is prepared to vigorously defend its position should the Canadian tax authorities proceed with such a challenge following the conclusion of discussions with the Company and its advisors. Accordingly, it is management's position that no provision need be recorded for these possible claims.

It is not practical for management to make any reasonable determination of when any of the above issues will be resolved.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

Operating activities generated $19,950,000 in cash during the nine-month period ended March 31, 1998 compared to $7,572,000 in the same period of the prior year, an increase of $12,378,000. While the net loss for the period was $9,071,000 greater than a year ago, the potential impact of this increased loss was partially offset by an increase in the level of accrued expenses, resulting primarily from the deferral of expenditures relating to the restructuring plan in the United Kingdom. The deferral of income tax installments as well as a reduction in the level of inventories also contributed to the overall improvement in the operating cash position.

Cash flow from investing activities consumed $2,534,000 in cash during the nine-month period ended March 31, 1998, compared to $5,316,000 a year ago. This change results from a planned reduction in capital spending as well as the liquidation of certain assets.

Financing activities resulted in cash outflows of $25,417,000 during the nine-month period ended March 31, 1998, while generating $3,099,000 in the comparable period in the prior year. This change results primarily from repayment of the Series A Note payable to Tandy as well as a decrease in the level of short-term borrowings used to finance operations in the United Kingdom.

The Company's principal sources of liquidity during fiscal year 1998 are its cash and short-term investments, its cash flow from operations and its banking facilities.

In 1994, InterTAN Canada Ltd., InterTAN, Inc., and InterTAN U.K. Limited entered into a one-year credit agreement with a syndicate of banks. In December, 1997 this credit agreement was replaced with a three-year revolving facility with a syndicate of three new lenders (the "Syndicated Loan Agreement") in an amount not to exceed $75,000,000 in the aggregate. The amount of credit actually available at any particular time is dependent on a variety of factors including the level of eligible inventories and accounts receivable of InterTAN Canada and InterTAN U.K. Limited (the "Borrowers"). The amount of available credit is then reduced by the amount of trade accounts payable of the Borrowers then outstanding as well as certain other reserves. The interest rate under the credit facility is the Canadian prime rate plus 1.0% on loans to InterTAN Canada Ltd. and the London Inter Bank Offered Rate plus 2.5% for loans to InterTAN U.K. Limited. Letters of credit are charged at the rate of 1.5% per annum. In addition, a standby fee is payable on the unused portion of the credit facility. The amount of this fee is subject to certain thresholds and ranges from 0.375% to 0.50% of the unused credit line. The Syndicated Loan Agreement is secured by a first priority lien over all of the assets of the Borrowers and is guaranteed by InterTAN, Inc. This facility will be used primarily to provide letters of credit in support of purchase orders, to finance inventory purchases and for general corporate purposes. At March 31, 1998, the maximum borrowing base under the Syndicated Loan Agreement was $25,948,000 of which $3,426,000 was committed in support of letters of credit. There were loans outstanding against the facility at March 31, 1998 of $7,521,000. Approximately $15,000,000 was available for borrowing at March 31, 1998. In September, 1997, the Company's Merchandise Agreement with Tandy was amended to permit the Company to support purchase orders with a surety bond or bonds as well as letters of credit. The Company has entered into an agreement with a major insurer to provide such a surety bond (the "Bond") in an amount not to exceed $15,000,000. Use of the Bond will give the Company greater flexibility in placing orders with Far Eastern suppliers by releasing a portion of the credit available under the Syndicated Loan Agreement for other purposes.

In fiscal year 1997, the Company's Australian subsidiaries, InterTAN Australia Ltd. and Technotron Sales Corp. Pty. Ltd., entered into a credit agreement with an Australian bank (the "Australian Facility"). This agreement established a credit facility in the amount of A$12,000,000 ($7,950,000 at March 31, 1998 exchange rates). The Australian Facility has no fixed term and may be terminated at any time upon five days prior written notice by the lender. All or any part of the facility may be used to provide letters of credit in support of purchase orders. A maximum amount of A$5,000,000 ($3,300,000 at March 31, 1998 exchange rates) may be used in support of short-term borrowings. At March 31, 1998, there were no borrowings outstanding against the Australian Facility; A$3,775,000 ($2,500,000 at March 31, 1998 exchange rates) was committed in support of letters of credit.

In addition to the credit facilities described above, the Company's principal sources of outside financing have been from the Series A Note payable to Tandy and from the Debentures. In order to obtain a release of its security interests so that security could be given under the Syndicated Loan Agreement, the Series A Note was repaid in full in December, 1997. In consideration of the early repayment of this loan, warrants to purchase 1,449,007 shares of the common stock of the Company held by Tandy were surrendered for cancellation.

The Company's primary uses of liquidity during the remainder of fiscal year 1998 will include the funding of capital expenditures and the servicing of debt. The Company anticipates that capital additions will approximate $3,000,000 during the remainder of fiscal year 1998, mainly related to new store openings, remodeling and upgrading. Management estimates that the effects of the recently announced restructuring program in the United Kingdom will be cash neutral during the remainder of fiscal year 1998 and cash positive thereafter, as cash inflows from inventory reductions and improved operating results are expected to exceed remaining store closure costs. The Company's debt servicing requirements in the balance of fiscal year 1998 are not expected to be material. As previously described, the Company believes that it may be required to post additional tax deposits or letters of credit with Revenue Canada in order to appeal existing, and, possibly, additional reassessments of tax. See "Income Taxes Payable."

Management believes that the Company's cash and short-term investments on hand and its cash flow from operations combined with the Syndicated Loan Agreement, the Australian Facility and the Bond will provide the Company with sufficient liquidity to meet its planned requirements through the 1998 Christmas selling season, provided the amount of any additional tax deposits is not at the upper end of the ranges described above under "Income Taxes Payable." If this were the case, the Company would be required to seek additional sources of liquidity. There can be no assurance that additional funding would be available, if required, on terms acceptable to the Company.

                                   YEAR 2000
                                   ---------

Management recognizes that many of the Company's information systems and related hardware were designed and developed without considering the impact of the upcoming change in the century ("Year 2000") and that a significant number of InterTAN's computer applications, systems and hardware will require modification or replacement to make them compliant with the Year 2000.

The Company is using a combination of internal and external resources to assess and make the needed changes to its many different systems and equipment, including mainframe applications, communications systems and store operating equipment. These systems include both those developed internally by the Company and those purchased from third parties. Many systems have already been modified or replaced; the remaining software and hardware modifications and replacements are scheduled to take place during the latter half of calendar year 1998 and in early 1999. As required by generally accepted accounting principles, these costs are expensed as incurred. Management anticipates that the expenditures associated with Year 2000 modifications, excluding those expenditures which would have been incurred to modify or replace systems and equipment in any event, will be less than $500,000.

The Company has, and will continue to communicate with its suppliers, and other organizations with which it does business to coordinate Year 2000 compliance issues. Management is closely monitoring the Company's advancement towards Year 2000 conversion and progress reports are presented regularly to the Company's Board of Directors.

Although there can be no assurance that the Company will be able to complete all of the modifications in the required time frame, or that the Company will be able to identify all Year 2000 issues before problems manifest themselves, in management's opinion, the Company is taking adequate action to address Year 2000 issues and does not expect the financial impact of being Year 2000 compliant to be material to the Company's consolidated financial position, results of operations or cash flows.

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

                         BASIS OF FINANCIAL STATEMENTS
                         -----------------------------

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements", and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with accounting principles and practices (including consolidation practices) as reflected in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, and, in the opinion of the Company, include all adjustments necessary for fair presentation of the Company's financial position as of March 31, 1998 and 1997 and the results of its operations for the three and nine months ended March 31, 1998 and 1997 and its cash flows for the nine months ended March 31, 1998 and 1997. Such adjustments are of a normal and recurring nature. Operating results for the three and nine months ended March 31, 1998 are not necessarily indicative of the results that can be expected for the fiscal year ended June 30, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

ITEM 1   LEGAL PROCEEDINGS

         The various matters discussed under the heading
         "Contingencies" on page 19 of this Form 10-Q are incorporated herein by reference.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were put to a vote of the Company's stockholders during the three-month period ended March 31, 1998.


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

                Exhibit No.                                 Description

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

                *10(a) Form of Rectification and Amendment No. 1 to Loan Agreement dated to be effective as of February 24, 1998 among InterTAN, Inc., InterTAN Canada Ltd., InterTAN U.K. Limited, Bank of America Canada, Bank of America N.T. & S.A. (London England Branch Office) and certain other Lenders as identified therein.

                *27              Article 5, Financial Data Schedule.


---------------------------
*  Filed herewith

       b)   Reports on Form 8-K:
            No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                InterTAN, Inc.
                                                (Registrant)




Date:  May 14, 1998              By:     /s/James T. Nichols
                                         ---------------------------------------
                                         James T. Nichols
                                         Chief Executive Officer
                                         (Authorized Officer)




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

                     Exhibit No.                    Description

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

                     *10(a) Form of Rectification and Amendment No. 1 to Loan Agreement dated to be effective as of February 24, 1998 among InterTAN, Inc., InterTAN Canada Ltd., InterTAN U.K. Limited, Bank of America Canada, Bank of America N.T. & S.A. (London England Branch Office) and certain other Lenders as identified therein.

                     *27              Article 5, Financial Data Schedule.

--------------------
*  Filed herewith