Form 10-K
period 1998-06-30
INTERTAN INC
filed 1998-09-25
CIK 803227

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended June 30, 1998
                                              -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________to ___________________

     Commission file number 1-10062
                            -------

                                INTERTAN, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                         75-2130875
-----------------------------------------                -----------------------
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                          Identification No.)

201 Main Street, Suite 1805
Fort Worth, Texas                                                76102
-----------------------------------------                -----------------------
 (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:          817-348-9701
                                                         -----------------------

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
Common Stock, par value                         New York Stock Exchange
$1.00 per share*
(*Includes related preferred
stock purchase rights)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     (   )

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 14, 1998 was $48,123,823 based on the New York Stock Exchange closing price on such date.

As of September 14, 1998 there were 12,622,642 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III. With the exception of those portions which are incorporated by reference in this Annual Report on Form 10-K, the definitive 1998 Proxy Statement is not to be deemed incorporated into or filed as part of this Report.

                                 INTERTAN, INC.
                   FORM 10-K FOR THE YEAR ENDED JUNE 30, 1998

                               TABLE OF CONTENTS
                               -----------------

PART I                                                                  PAGE NO.
------                                                                  --------
Item 1.     Business
             Description of Business                                          4
             Employees                                                        5
             Products and Distribution                                        5
             Management Information Systems                                   7
             Suppliers                                                        7
             Geographic Analysis                                              7
             Strategic Alliances                                             10
             Merchandise, License and Advertising Agreements                 11
             Seasonality                                                     12
             Competition                                                     12
             Factors That Could Affect Future Performance                    12
Item 2.     Properties                                                       16
Item 3      Legal Proceedings                                                17
Item 4.     Submission of Matters to a Vote of Security Holders              17

PART II
-------
Item 5.     Market for the Registrant's Common Equity and
             Related Stockholder Matters                                     17
Item 6.     Selected Financial Data                                          18
Item 7.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       19
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk       34
Item 8.     Financial Statements
             Report of Independent Accountants                               38
             Consolidated Statements of Operations                           39
             Consolidated Balance Sheets                                     40
             Consolidated Statements of Cash Flows                           41
             Consolidated Statements of Stockholders' Equity
             Notes to Consolidated Financial Statements                      43
Item 9.     Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                          65

PART III
--------
Item 10.    Directors and Executive Officers of the Registrant               65
Item 11.    Executive Compensation                                           65
Item 12.    Security Ownership of Certain Beneficial Owners and Management   65
Item 13.    Certain Relationships and Related Transactions                   65

PART IV
-------
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K  66
            Signatures                                                       73

                                     PART I
Item 1.        BUSINESS.

DESCRIPTION OF BUSINESS

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

InterTAN is engaged principally in the sale of consumer electronics products and services through company-operated retail stores and dealer outlets in Canada, the United Kingdom and Australia. In Canada, the Company also operates cellular telecommunications stores (the "Cantel Stores") on behalf of Rogers Cantel Inc. ("Cantel"). See "Geographic Analysis Canada". The Company also sells product to direct resellers and end users in certain European countries where the Company has no company-operated stores or licensed dealers. InterTAN's ongoing retail operations are conducted through three wholly-owned subsidiaries:
InterTAN Australia Ltd. ("InterTAN Australia"), a New South Wales corporation which operates in Australia under the trade name "Tandy Electronics"; InterTAN Canada Ltd. ("InterTAN Canada"), an Alberta corporation which operates in Canada under the trade name "RadioShack"; and InterTAN U.K. Limited ("InterTAN U.K."), an England/Wales corporation which operates in the United Kingdom under the "Tandy" trade name. As used herein, "InterTAN" or "Company" sometimes collectively refers to InterTAN, InterTAN Australia, InterTAN Canada and InterTAN U.K., according to the context.

As at June 30, 1998, InterTAN's company-operated retail stores and dealers totaled 1,517 consisting of 456 company-operated and 340 dealer stores in Canada, 271 company-operated and 108 dealer stores in the U.K., and 217 company-operated and 125 dealer stores in Australia. In addition, at June 30, 1998, the Company operated 54 Cantel Stores in Canada. During fiscal year 1998, the Company closed 69 consistently underperforming stores in the United Kingdom. See "Geographic Analysis United Kingdom".

The format for InterTAN's company-operated stores typically incorporates the concept of small, strategically located stores in malls in Canada, malls and city center or "High Street" locations in the United Kingdom and malls and street locations in Australia, each providing the customer with convenience and readily available products and services to meet a wide range of consumer electronic needs. The Company also operates a limited number of express stores in Canada and the United Kingdom. These express stores feature a targeted range of merchandise in a more compact floor plan and are established in high traffic areas that do not presently have a company-operated store or which could support a second location. In the United Kingdom, the Company is testing the extension of the express store concept to include locations in high-traffic motorway service centers. In Canada, a "store-in-store" test is currently underway under which the Company operates the consumer electronics department in certain selected store formats of Canada's largest chain of department stores. See "Strategic Alliances". A limited number of clearance stores are also operated in both Canada and the United Kingdom. InterTAN emphasizes product knowledge and customer service. The Company believes that its sales associates are noted for their helpfulness and product knowledge and that customers look to the Company's stores to find the answers to their technology questions.

The "dealers" included in the above totals are independent retail businesses which operate under their own trade names but are permitted, under dealer agreements, to purchase any of the products sold by company-operated stores. The dealer agreements contain a sub-license permitting such dealer to designate its consumer electronics department or business as a "RadioShack Dealer", a "Tandy Dealer", or a "Tandy Electronics Dealer", as applicable. InterTAN's dealer network enables the Company to penetrate smaller markets which do not have a population base large enough to support a company-operated store.

InterTAN also provides after-sale service for all the products it sells during warranty periods and beyond. The Company has adapted RadioShack USA's "Repair Shop at RadioShack" program in each of its three markets. Under this program, the Company offers out-of-warranty repair service to customers for a wide range of nationally branded electronic products. The Company's service centers provide repair capability within a satisfactory turnaround period. The Company also offers extended warranty plans to its customers. Under these plans, the Company will either repair or replace defective product, depending on the nature of the contract, for a specified number of years beyond the normal warranty period. The Company has also introduced RadioShack USA's "RadioShack Unlimited" program in each of its markets. Through an in-store catalog, customers are offered thousands of unusual and hard to find items.

EMPLOYEES

As at June 30, 1998 InterTAN employed approximately 4,100 persons. Approximately 130 of InterTAN Canada's employees are represented by unions. Of this total, approximately 70 employees are engaged in InterTAN Canada's warehousing and distribution operations. The remaining 60 unionized employees were based in the Company's stores in the Province of Manitoba. This bargaining unit was decertified in September, 1998. Approximately 42 of InterTAN Australia's employees are represented by three separate unions. Approximately 28 of those individuals are employed in warehousing operations while the balance, who are repair technicians and security monitoring staff, are represented by separate unions. The Company considers its relationships with its employees to be good.

PRODUCTS AND DISTRIBUTION

InterTAN's strategy focuses on a product plan dedicated to profitable sales growth by improving operating margins while at the same time increasing sales. Fundamental to this plan are a product offering which includes a high concentration of private label goods, emphasis on strategically selected core categories which yield attractive margins, and in which management believes the Company has a strong position in all of its markets, and managing the percentage of lower margin product in the overall sales mix. This strategy has been complemented by the introduction of certain service initiatives designed not only to produce revenue in their own right, but also to increase traffic in the Company's stores. Many of these service initiatives include residual revenues which serve to improve gross margins.

InterTAN's stores carry a broad range of private label and brand name, moderately priced, quality consumer electronics products. The selection of products offered for sale is comprehensive, ranging from, among other things, small parts and accessories to large ticket items such as computers and stereo systems. Types of product include: telephony products, including both land-line and cellular telephones, pagers, answering machines and fax machines, personal electronics products, personal computer hardware and software, batteries, parts and accessories, communications products, audio and video products, and other small electronic items. The product line in InterTAN stores varies from country to country due to product availability, local laws, regulations and consumer preferences. It is management's view that the range of products offered by InterTAN, in particular its parts and accessories, is broader than that typically offered by others in the retail consumer electronics industry. However, products substantially similar to those sold through InterTAN's retail outlets are sold by many other retail stores, including department stores, consumer electronics chains and computer outlets.

The Company's private label products are similar, and in many instances identical, to those sold through Tandy's RadioShack retail stores in the United States. Certain of these products carry the trade-marks RadioShack and Optimus, among others, which are used under license from Tandy. See "Merchandise, License and Advertising Agreements - License Agreements." Other products carry the Company's trade-marked brands, including Techcessories. During fiscal year 1998, private label products accounted for approximately 52% of the Company's sales.

InterTAN also offers its customers a selection of brand name products including, among others, Panasonic, AT&T, Compaq, IBM, Sony, Lexmark, Sharp, Star Choice, ExpressVu and Sanyo (the lack of a (R), TM or SM is not intended, regarding all of the names referred to herein above, to indicate a lack of registration therefor). These brand name products have been selected to complement InterTAN's own private label lines either as extensions or to offer consumers a choice against which they may compare the relative capability and value of InterTAN's private label products. Brand name goods are also used to test new products.

Management believes that its private label products offer value to the customer and also produce above average margins for the Company. For this reason, InterTAN stresses the sale of private label goods. As part of this strategy, the Company works closely with Tandy's purchasing and export agent, A&A International, Inc. ("A&A") in an effort to expand the range of private label products and to leverage Tandy's sourcing capabilities to negotiate favorable prices and product offerings with Far East vendors. See "Suppliers" and "Merchandise, License and Advertising Agreements Merchandise Agreements". However, the positive benefits of this private label strategy may be offset by the effect of other initiatives taken to emphasize certain product lines which have high consumer demand and fit the Company's market niche. These products include, among others, innovative digital and wireless technology, including cellular and direct-to-home satellite, other telephony products, and computers. Private label offers of these products are not always available and, in addition, stocking these products in branded format reduces inventory risks. While these products have sales growth potential, they also typically carry margins which are below the Company's average.

The following table summarizes the product categories which represented more than 10% of the Company's sales during the past three years:

1998 SALES BY PRODUCT GROUP
(Rounded to nearest 1%)

          (percentages are of total sales)    1998   1997   1996
          ------------------------------------------------------
          Parts & Accessories                  28%    29%    29%
          Telephony, including cellular        23%    16%    14%
          Audio/Video                          15%    17%    18%
          Computers                            12%    13%    14%
          ------------------------------------------------------


MANAGEMENT INFORMATION SYSTEMS

The Company's information systems are used to process inventory, accounting, payroll, communications and other operating information for all aspects of the Company's operations. In addition, each of the Company's stores has one or more computers which serve as point-of-sale terminals and are linked to operations headquarters in the particular country. This information network, referred to as EPOS, provides detailed sales and margin information on a daily basis, updates InterTAN's customer database and provides improved financial controls, as well as acting as a monitor of individual store performance. The EPOS systems are also linked directly to a system used to automatically replenish a store's stock as inventory is sold.

SUPPLIERS

InterTAN acquires approximately 30% of its inventory pursuant to a merchandise agreement with Tandy and acquires the balance from numerous other manufacturers located in the United States and in the countries in which InterTAN has operations. InterTAN uses A&A as its exclusive purchasing agent and exporter in the Far East. See "Merchandise, License and Advertising Agreements - Merchandise Agreement."

InterTAN purchased approximately $82,000,000 of products through Tandy in fiscal year 1998. Under its merchandise arrangements with Tandy, InterTAN may purchase any private label products which Tandy has available for sale in the United States in its then current RadioShack catalog, or those products which may otherwise be reasonably available from Tandy or through A&A. Through its ongoing relationship with Tandy, InterTAN is able to take advantage of Tandy's sourcing strength to obtain products which management believes generate gross margins which are higher than industry averages and which offer enhanced customer value. While the Company from time to time enters into exclusivity arrangements with certain suppliers (see "Business Strategy - Strategic Alliances"), InterTAN is not materially dependent on any one supplier other than Tandy. See "Merchandise, License and Advertising Agreements."

GEOGRAPHIC ANALYSIS

The principal geographic areas of operations for InterTAN are Canada, Australia and the United Kingdom. InterTAN closed all company-operated outlets in continental Europe during fiscal year 1994. InterTAN has broader market coverage than most of its competitors due to the large number of stores in each country in which it operates. Market coverage is further enhanced by the Company's dealer networks.

A table appears in Note 14 to the Consolidated Financial Statements which appears on page 62 of this Annual Report on Form 10-K which shows net sales, operating profit and identifiable assets of the Company by geographic area for the three years ended June 30, 1998. This table is incorporated herein by reference.

CANADA.
As at June 30, 1998, InterTAN Canada operated a total of 456 RadioShack stores in Canada. In addition, a network of dealers accounted for a further 340 retail locations. InterTAN Canada uses a form of contract management program, similar to that used in Australia, in a small number of its company-operated stores. See "Geographic Analysis Australia". The Company also operated 54 Cantel Stores at June 30, 1998. See "Strategic Alliances".

The consumer electronics industry in Canada is highly competitive. The influx of "big box" retailers into the Canadian market has added additional pressure to an already competitive marketplace. However, management believes that InterTAN Canada's range of products and service orientation differentiate the Company
from other consumer electronics  retailers in Canada.   The Company has also
established a dominant market position in important growth categories, including telephony and direct-to-home satellite systems.

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

Based on publicly available material, InterTAN believes that the largest retailers in Canada in fiscal year 1998 (other than department stores) which have a product line similar to, or competitive with, products offered for sale by InterTAN Canada were:

                                  Approximate No. of Stores:
                                  --------------------------

Future Shop                                  76
Adventure Electronique                      157

InterTAN's other main competitors in Canada are department stores, computer and business product specialty retailers, general retailers and other consumer electronics retailers.

UNITED KINGDOM.
As at June 30, 1998, InterTAN had 271 company-operated stores, all operating under the Tandy name, and 108 dealer stores in the United Kingdom. Management has identified InterTAN U.K.'s primary competitors as:

                            Approximate No. of Stores:
                            --------------------------

Dixons Group*                          915
Comet (Kingfisher Group)               258
Argos                                  407

*  Includes stores trading under the banners Dixons, Currys, PC World and The
   Link.

Unlike Canada and Australia, certain of the Company's competitors in the United Kingdom have a broad market share which results in aggressive price and promotion. Other competitors include regional electricity boards, specialist electrical retailers, department stores and, most recently, supermarkets.

Consumer electronics retailing continues to undergo significant changes in the United Kingdom. Although the pace of growth has slowed because of government restrictions, out-of-town superstores are still being built, attracting shoppers from the more traditional city center or "High Street" locations. While many of these out-of-town stores offer a full range of electrical goods, their major attraction to consumers appears to be for larger purchases such as white goods, computers and home entertainment. There has also been a continued rationalization in the High Street, with certain retailers downsizing or withdrawing completely from the High Street. As part of this rationalization process, the Company reviewed its entire portfolio of retail locations during fiscal year 1998 and closed 69 consistently underperforming stores. Management believes that the closure of these stores will improve operations in the United Kingdom. Management will also continue to evaluate a variety of operational and strategic initiatives in the United Kingdom in an effort to further improve consolidated results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations United Kingdom Restructuring Plan". The shift to out-of-town locations, combined with the rationalization described above, has left basically four competitors in the High Street - InterTAN U.K., Dixons, Argos and independents. It is management's view that Dixons is InterTAN's most direct competitor in the United Kingdom.

Management believes that the shift towards out-of-town retailing will provide the Company with several strategic opportunities to fill the retail gap left in the High Street. Management believes that certain customer profiles will continue to shop in High Street locations and there will be continuing customer demand for products such as cellular and telephony, portable electronics and accessories from recognized retailers in those locations.

AUSTRALIA.
As at June 30, 1998, InterTAN Australia had 217 company-operated stores and 125 dealer stores. Of the 217 company-operated retail stores, 142 are operated under "contract management" arrangements. Under the contract management arrangement, the store manager is not employed by InterTAN Australia. InterTAN Australia supplies the store inventory. The store manager is generally obliged to build up a cash deposit to InterTAN Australia amounting to up to 50% of the average stock value at the store. The gross profit attained by the store is split between InterTAN Australia and the contract manager, who is responsible for paying normal operating expenses such as labor and utility costs out of his/her share of the gross profits. Out of its share of the gross profits, InterTAN Australia is responsible for all occupancy related payments under the relevant store lease and other fixed operating expenses. InterTAN Australia is committed to providing warranty and service back-up, including advertising and training. Management believes that the contract management program is successful in improving margins and reducing costs by better aligning Company and contract managers profit goals.

The economy in Australia has been growing stronger in the last few years. This steady improvement had been reflected in improvement in retail sales in general, in particular in leisure products. The recent Asian crisis has had a negative impact on such economic improvement, as the Australian economy is dependent on both exports into Asian markets and tourism. It is unclear whether this pressure on the economy will have an adverse effect on consumer confidence and spending.

Management believes that InterTAN's primary competitors in Australia are:

                 Approximate No. of Stores:
                 --------------------------

Vox                        170
Dick Smith                  85
Harvey Norman               92

One of the Company's other competitors, Brash, which had 84 stores during fiscal year 1997, went into receivership and closed during fiscal year 1998. Other competitors in Australia include department stores and a big box chain specializing in business-related products. There are few fully independent consumer electronics retailers in Australia since many of the independently owned electronics retailers are members of large buying groups, such as Betta and Retravision, each having several hundred members.

STRATEGIC ALLIANCES

InterTAN has the largest number of sales outlets among consumer electronics retailers in both Canada and Australia and is among the top four in the United Kingdom. The Company has 25 years of retail experience in all of its markets and is known for its knowledgeable and friendly sales associates. Management believes that there are opportunities to leverage on this strength by forming strategic alliances with other businesses which are also leaders in their respective fields.

An example of such an alliance is the retail association announced in the fourth quarter of fiscal year 1996 between RadioShack Canada and Cantel, Canada's only nationally-licensed wireless communications company. At June 30, 1998 the Company operated 54 Cantel Stores in major malls across Canada. These stores predominantly carry Cantel's cellular communications products and accessories. Additionally, most of RadioShack Canada's 456 company-operated stores exclusively feature Cantel wireless communications products and services.
Cantel funded the fixturing of "Cantel Express" sections in those stores for the exclusive offering of Cantel cellular products (including digital), paging and other services. This relationship aligns the Company's consumer electronics retail expertise with Cantel's technological strength. In addition to the Cantel alliance, the Company has an agreement with AT&T Canada Long Distance Services Company ("AT&T Canada") under which the Company markets AT&T Canada's telecommunications services in all of its company-operated stores. AT&T Canada also funded the construction of AT&T Canada store-in-store facilities in selected Company retail locations. The Company has also recently concluded an agreement with Hudson's Bay Company (the "Bay"), Canada's largest department store. Under this agreement, the Company will operate the consumer electronics departments in certain of the Bay's retail formats on a "store-in-store" basis. This concept is currently being tested in selected locations.

In Australia, the Company has entered into an arrangement with Optus Communications Pty Limited ("Optus") to offer its cellular products exclusively in Tandy Electronics' 217 company-operated stores.

As a part of this arrangement, the Company receives training programs, marketing support and a share of future air time revenues. In addition, new products and end services to be released by Optus, such as fiber optic television cable services and video communication, should become marketable in the future.

In the United Kingdom, the Company has also established a non-exclusive alliance with a major cellular provider, Vodafone Limited. Financial support from this relationship as well as from certain handset vendors enabled the Company to construct Communications Centers in all of its 271 company-operated stores in the United Kingdom. In addition to cellular products, these Centers feature the full range of the Company's communications products including, land-line telephones, answering machines, scanners, CB radios and accessories for these products. The Company has also reached agreements in the United Kingdom with Cable & Wireless plc to sell long distance services and with Yorkshire Electricity Group PLC to sell gas and electrical connections following the deregulating of these industries. The Company's significant High Street presence is ideally suited to market these services.

The Company will continue to pursue additional alliance opportunities, to the extent practical, in other areas of its business in all three countries.

MERCHANDISE, LICENSE AND ADVERTISING AGREEMENTS

MERCHANDISE AGREEMENT.
The Company and Tandy are parties to a Merchandise Agreement which requires the Company to use A&A as its exclusive purchasing agent for products from the Far East during the term thereof. Consequently, the Company must pay A&A an annual purchasing agent/exporter fee equal to $1 million plus 0.2% of the Company's consolidated sales in excess of $500 million less certain credits the Company earns by purchasing products from A&A.

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

LICENSE AGREEMENTS.
The Company has license agreements with Tandy which permit InterTAN to use the "RadioShack" trade name in Canada, the "Tandy" trade name in the United Kingdom and the "Tandy Electronics" trade name in Australia and New Zealand. The expiry dates of these license agreements are June 30, 2006, with automatic annual extensions to June 30, 2010. The license agreements may be terminated with five years' prior written notice by either party. Each of the license agreements also provides for a license to use certain of Tandy's trademarks. In addition, InterTAN has the right to sub-license to its dealers. In consideration for these rights, the Company is obliged to pay a sales-based royalty, which in fiscal year 1999 will reach its maximum level of up to 1% of consolidated sales. Both the Merchandise Agreement and the license agreements may be revoked by Tandy in the event of a change in control of InterTAN or a breach of the terms of these agreements.

The rights to use the trade names licensed by Tandy are currently, and in varying degrees (depending on the country of business), an integral part of InterTAN's marketing strategy. The loss of the licenses would have a material adverse impact on the business of InterTAN.

ADVERTISING AGREEMENT.
Pursuant to an advertising agreement with Tandy, the Company is entitled to the limited use of certain marketing materials, research and marks developed by or for Tandy since January 1, 1994, including the service marks "The Repair Shop at RadioShack", "RadioShack Unlimited" and "You've got questions. We've got answers." The right to use any marks covered by the agreement are vested in the Company by being added to the license agreements described above.

SEASONALITY

Like other retailers, InterTAN's business is seasonal, with sales peaking in the November - December Christmas selling season. Cash flow requirements are also seasonal since inventories build prior to the Christmas selling season. Significant inventory growth for all operations typically begins to build in late summer and peaks in mid-November.

COMPETITION

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

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

This report contains certain forward-looking statements about the business and financial condition of InterTAN, including various statements contained in "Management's Discussion and Analysis of Financial Condition and Results of
Operations" below.   The forward-looking statements are reasonably based on
current assumptions regarding important risk factors. Accordingly, actual results may vary significantly from those expressed in the forward-looking statements, and the inclusion of such statements should not be regarded as a representation by the Company or any other person that the anticipated results expressed therein will be achieved. The following information sets forth certain factors that could cause the actual results to differ materially from those contained in the forward-looking statements.

RELIANCE ON TANDY RELATIONSHIP.
Tandy, including certain of its affiliates, is the Company's principal supplier and is the licensor of the Company's principal trade names. Maintaining its contractual relationships, particularly the supply and license arrangements, with Tandy is critical to the Company. The loss of such relationships with Tandy would have a material adverse effect on the Company. See "Business - Suppliers", "- Merchandise, License and Advertising Agreements" and Note 4 to the Notes to Consolidated Financial Statements.

QUARTERLY VARIATIONS; SEASONALITY.
The Company's quarterly results of operations may fluctuate significantly as the result of the timing of the opening of, and the amount of net sales contributed by, new stores and the timing of costs associated with the selection, leasing, construction and opening of new stores, as well as seasonal factors, product introductions and changes in product mix. In addition, sales can be affected as a result of store closures. The Company's business is seasonal, with sales and earnings being relatively lower during the fiscal quarters other than the second fiscal quarter which includes the Christmas selling season. Adverse business and economic conditions during this period may adversely affect results of operations. In addition, excluding the effects of new store openings, the Company's inventories and related short-term financing needs are seasonal, with the greatest requirements occurring during its second fiscal quarter. The Company's financial results for a particular quarter may not be indicative of results for an entire year and the Company's revenues and/or expenses will vary from quarter to quarter. The Company's operating results may also be affected by changes in global economic conditions in the markets where its stores are located, as well as by weather and other natural conditions. See "Business -Seasonality" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION.
The retailing industry in which the Company operates is highly competitive. Products substantially similar to those sold through the Company's retail outlets are sold by many other retail stores, including department and discount stores, consumer electronics chains, cellular specialists and computer outlets. The nature and extent of competition differs from store to store and also from product line to product line. Certain of the Company's competitors are larger, have a higher degree of market recognition and have greater resources, financial or otherwise, than the Company.

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

PRODUCT SUPPLY.
The Company's merchandise strategy places heavy emphasis on private label products. These products are typically sourced for the Company in the Far East and manufactured to the Company's order and specification. Consequently, private label products require larger minimum order quantities and longer lead times than nationally branded product which is generally available locally on reasonably short notice. There can be no assurance that the Company will be able to arrange for the production of private label goods to the level required to meet its merchandising and profit objectives. The private label goods being sourced by the Company in the Far East are also typically purchased by Tandy and are, therefore, manufactured to North American standards. These products are, with minor, and in many cases no, modifications, suitable for sale in Canada. However, the Company's Australian and U.K. operations require products using voltage and other specifications which differ from North American standards. There can be no assurance that vendors will agree to manufacture products to these specifications in quantities that are affordable to the Company. Delays in the timing of arrival of goods from the Far East could also have an adverse impact on the Company's business, particularly delays during the Christmas selling season. See "Business Products and Distribution" and "- Suppliers"

DEPENDENCE ON PRODUCT DEVELOPMENT.
The Company's operating results are, and will continue to be, subject in part to the introduction and acceptance of new products in the consumer electronics industry. Fluctuations in consumer demand, which could be caused by lack of successful product development, delays in product introductions, product related difficulties or lack of consumer acceptance, could adversely affect the growth rate of sales of products and services and could adversely affect the Company's operating results. The Company's operating results are also affected by its ability to anticipate and quickly respond to the changes taking place in its markets as consumers' needs, interests and preferences alter with time. There can be no assurance that the Company will be successful in this regard. See "Business - Products and Distribution" and " - Strategic Alliances."

OFFERING ADDITIONAL PRODUCTS AND SERVICES.
The Company's strategy, particularly through certain of its strategic alliances, includes offering direct-to-home satellite and additional communications products and services, which may include, among others, paging, cable television, home security monitoring and communication, cellular phone service, local and long-distance phone service, and Internet access. Entry into new markets entails risks associated with the state of development of the market, intense competition from companies already operating in those markets, potential competition from companies that may have greater financial resources and experience than the Company, and increased selling and marketing expenses.
There can be no assurance that the Company's products or services will receive market acceptance in a timely manner, or at all, or that prices and demand in new markets will be at a level sufficient to provide profitable operations. See "Business - Products and Distribution" and "-Strategic Alliances."

RELIANCE ON STORE LOCATIONS.
The Company's success is dependent in part upon its ability to open and operate new stores on a profitable basis and to increase sales at existing stores. The Company's performance is also dependent to a significant degree upon its ability to hire, train and integrate qualified employees into its operations. Excluding the new formats being tested in Canada and the United Kingdom, the Company plans to open approximately 10 new stores in fiscal year 1999. There can be no assurances that the Company will be able to locate and obtain favorable store sites to meet its goals, attract and retain competent personnel, open new stores on a timely and cost-efficient basis or operate the new and existing stores on a profitable basis. The Company plans to open new stores in existing markets, which may result in the diversion of sales from existing stores and thus some reduction in comparable store sales. See "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Net Sales and Operating Revenues."

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

POSSIBLE INCOME TAX REASSESSMENTS.
The Company is in discussion with Revenue Canada regarding several issues relating to the Company's spin-off from Tandy and the Company's former operations in continental Europe. Depending on the level of reassessments received, the Company may need to seek additional financing to post deposits necessary to pursue its rights of appeal. There can be no assurance that such additional financing would be available. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Income Taxes" and "- Liquidity and Capital Resources."

MANAGEMENT INFORMATION SYSTEMS.
The Company's success is dependent to a significant degree upon the accuracy and proper utilization of its management information systems. For example, the Company's ability to manage its inventories, accounts receivable, accounts payable and to price its products appropriately, depends upon the quality and utilization of the information generated by its management information systems. In addition, the success of the Company's operations is dependent to a significant degree upon its management information systems. The failure of the Company's management information systems to adapt to business needs resulting from, among other things, expansion of its store base and the further development of its various businesses, could have a material adverse effect on the Company. See "Business - Management Information Systems."


YEAR 2000.
Many of the world's computer systems currently cannot properly recognize or process date-sensative information relating to the Year 2000 and beyond. The Company depends upon its computer systems, as well as those of various vendors and service providers, for its day-to-day operations. Inadequate remediation of the Year 2000 problem by the Company or its vendors, service providers and others with whom they interact could have an adverse effect on the Company's operations. The Company has in each country of operation assembled a management team to take steps to address Year 2000 issues with respect to its own computers and systems and to obtain satisfactory assurances that comparable steps are taken by the Company's major service providers and vendors. In light of the remediation efforts currently being undertaken, the Company does not anticipate a material adverse impact on its business or operations. However, there can be no assurances that the remediation plan will be sufficient and timely or that interaction with other noncomplying computer systems will not have a material adverse effect on the Company's business, operations or financial conditions. The Company currently estimates that the total cost to resolve its Year 2000 issues will be approximately $1 million; however, there can be no assurance that the actual cost incurred will not be higher than this estimate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Year 2000 Issues".

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

CURRENCY FLUCTUATION AND GLOBAL ECONOMIC RISKS.
The Company's financial results are reported in U.S. Dollars. Due to the structure of the Company's operations, possible periodic fluctuation of local currencies against the U.S. dollar will have an impact on the Company's financial results. The Company's subsidiaries conduct business in several foreign currencies; accordingly, depreciation in the value of those currencies against the U.S. dollar reduces earnings as reported by the Company in its financial statements. The Company and its subsidiaries purchased approximately 30% of their inventory through Tandy in fiscal 1998. These purchases were all made in U.S. dollars and the products purchased were sold in Canada, the United Kingdom and Australia in local currencies. Accordingly, exchange rate fluctuations could have a significant effect on the Company's gross margins. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations." Additionally, the Company's convertible subordinated debentures are not denominated in the functional currency of the borrower. "See Management Discussion and Analysis of Financial Condition and Results of Operations Foreign Currency Transaction (Gains)/Losses".

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

InterTAN U.K. leases three facilities totaling 133,000 square feet near Birmingham, England in which the Company's distribution center and repair facilities are located. InterTAN's head office is located in a leased 6,675 square-foot facility in Fort Worth, Texas. With the exception of a retail store being located in each of InterTAN's three owned properties discussed above, InterTAN's retailing operations are primarily conducted in leased facilities. The average store size is between 1,200 and 1,800 square feet.

Additional information on the Company's properties is found in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and in the "Notes to Consolidated Financial Statements" and is incorporated herein by reference. The following items are discussed further in the referenced pages of this Form 10-K.
                                                Pages
                                                -----
          Rent Expense                            26
          Retail Square Feet                      18
          Sales Outlets                           21

ITEM 3.   LEGAL PROCEEDINGS.

With the exception of the matters discussed in Notes 2 and 8 of the "Notes to Consolidated Financial Statements" on pages 46 and 51, respectively, of this Form 10-K, such Notes being incorporated herein by reference, there are no material pending legal proceedings, other than ordinary routine litigation incidental to InterTAN's business, to which InterTAN or any of its subsidiaries is a party or to which any of their property is subject.

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

The high and low closing sales prices (in U.S. dollars), as reported by the New York Stock Exchange, of InterTAN's common stock for each full quarterly period within the two most recent fiscal years are set out below:

          Quarter Ended        High      Low
          -------------        ----      ---
          June, 1998          $7 5/8    $5
          March, 1998          5 5/8     4 3/4
          December, 1997       5 15/16   5
          September, 1997      5 3/4     3 5/8
          June, 1997           4         3 3/8
          March, 1997          4 3/4     3 7/8
          December, 1996       6 3/8     4 5/8
          September, 1996      6 5/8     5 5/8


As of September 14, 1998, there were approximately 11,400 recordholders of InterTAN's common stock.

InterTAN has never declared cash dividends. Based upon InterTAN's long-term growth opportunities, in the opinion of management, the stockholders are best served by InterTAN pursuing a strategy of reinvesting all profits.

ITEM 6.  SELECTED FINANCIAL DATA.


FINANCIAL HIGHLIGHTS

(In thousands, except percent, per share data,                            Year ended June 30
number of sales outlets and number of employees)         1998         1997       1996       1995        1994

----------------------------------------------------------------------------------------------------------------
OPERATING RESULTS:
 Net sales                                             $541,374   $  519,318    $506,445   $491,751   $465,766
 Gross profit percent                                      43.1         44.8        44.3       43.2       44.3
 Operating income (loss)                                  2,360/1/    (3,801)/3/  11,629     13,861/4/  16,851/4/
 Net income (loss)                                      (12,773)     (16,609)     (2,241)     8,123     19,649
 Basic net income (loss) per average common share         (1.05)       (1.45)      (0.21)      0.82       2.09
 Diluted net income (loss) per average common share       (1.05)       (1.45)      (0.21)      0.65       1.17
 ................................................................................................................
FINANCIAL POSITION AT YEAR END:
 Total assets                                           223,547      254,307     261,633    262,039    258,591
 Net working capital                                    103,701      138,532     145,471    157,582    148,108
 Long-term debt                                          38,706       57,558      64,730     83,555     89,831
 Stockholders' equity                                    85,990      106,234     119,512    113,326    101,513
 ................................................................................................................
OTHER INFORMATION AT YEAR END:
 Number of sales outlets                                  1,517/2/     1,683/2/    1,780      1,839      1,817
 Retail square feet (company-operated stores)             1,354        1,479       1,424      1,468      1,508
 Number of employees                                      4,105        4,366       4,343      4,217      4,220
----------------------------------------------------------------------------------------------------------------

/1/ Fiscal year 1998 includes a provision for business restructuring in the United Kingdom of $12,712,000. In addition, inventory writedowns of $2,325,000 were charged directly to gross profit.

/2/ In fiscal 1998, the decline in the number of sales outlets is due primarily to the closure of stores under the United Kingdom restructuring plan and the planned reduction in the number of low volume dealers in all countries. The latter also affected the number of outlets in fiscal 1997.

/3/ Fiscal year 1997 includes an asset impairment charge of $10,042,000 in the United Kingdom.

/4/ Fiscal years 1995 and 1994 include credits of $1,600,000 and $3,612,000, respectively, related to business restructuring of the Company's former operations in continental Europe.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 INTRODUCTORY NOTE REGARDING FORWARD-LOOKING INFORMATION

WITH THE EXCEPTION OF HISTORICAL INFORMATION, THE MATTERS DISCUSSED HEREIN ARE FORWARD-LOOKING STATEMENTS ABOUT THE BUSINESS, FINANCIAL CONDITION AND PROSPECTS OF INTERTAN, INC. (THE "COMPANY" OR "INTERTAN"). THE ACTUAL RESULTS OF THE COMPANY COULD DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS BECAUSE OF VARIOUS RISKS AND UNCERTAINTIES INCLUDING, BUT NOT LIMITED TO, INTERNATIONAL ECONOMIC CONDITIONS, INTEREST AND FOREIGN EXCHANGE RATE FLUCTUATIONS, VARIOUS TAX ISSUES, INCLUDING POSSIBLE REASSESSMENTS, CHANGES IN PRODUCT DEMAND, COMPETITIVE PRODUCTS AND PRICING, AVAILABILITY OF PRODUCTS, INVENTORY RISKS DUE TO SHIFTS IN MARKET CONDITIONS, DEPENDENCE ON MANUFACTURERS' PRODUCT DEVELOPMENT, THE REGULATORY AND TRADE ENVIRONMENT, REAL ESTATE MARKET FLUCTUATIONS, CERTAIN ASPECTS OF YEAR 2000 COMPLIANCE AND OTHER RISKS INDICATED IN THE COMPANY'S PREVIOUS FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THESE RISKS AND UNCERTAINTIES ARE BEYOND THE ABILITY OF THE COMPANY TO CONTROL, AND IN MANY CASES THE COMPANY CANNOT PREDICT THE RISKS AND UNCERTAINTIES THAT COULD CAUSE ITS ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS.

                             RESULTS OF OPERATIONS

OVERVIEW

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

UNITED KINGDOM RESTRUCTURING PLAN

As part of its ongoing efforts to improve the financial performance of its United Kingdom operation, the Company carried out a review of the performance of all of its stores in the United Kingdom. As a consequence of that review, in January, 1998, a plan to close 69 consistently under-performing stores was approved. In connection with this restructuring plan, a provision of $12,712,000 was recorded during the third quarter of fiscal year 1998, reflecting lease disposal costs, severance costs, and other closure costs, including fixture removal and contract termination costs.

As a result of the store closure plan, the Company implemented an inventory clearance program designed to liquidate, in a relatively short time frame, a significant portion of the inventory from the 69 stores to be closed. The clearance program was conducted through 18 clearance stores selected from the list of stores to be closed. These clearance stores were open for varying lengths of time during the third and fourth quarters. As a consequence of this program, a provision of $2,325,000 was recorded to write down the inventory in the clearance centers to estimated net realizable value. This amount has been included in cost of products sold and is in addition to the restructuring provision discussed above.

As of June 30, 1998, all 69 stores, including the clearance stores, had closed and substantially all inventory identified for clearance had been sold. All employees affected had either been reassigned within the Company or terminated. A total of eight of the stores identified for closure had leases which expired prior to June 30, 1998. The remaining 61 stores have lease terms remaining of varying periods up to 15 years. A national firm of real estate brokers has been engaged to assist in arranging for the sublet or assignment of these leases to other parties. Provision has been made for management's best estimate of the costs of disposing of these leases. The overall economy and other factors affecting the property market in the United Kingdom could cause the actual lease disposal costs to differ from management's estimates and result in future adjustments.

Management originally estimated that approximately 230 jobs would be lost as a result of this store closure program. As of June 30, 1998, approximately 183 individuals had been terminated. The difference results from unforeseen attrition.

Sales from the 69 closed stores during the 1998, 1997 and 1996 fiscal years were $21,198,000, $24,987,000 and $24,992,000, respectively. The operating losses during the same three years were $6,380,000, $7,201,000 and $3,009,000,
respectively.   Management believes that the closure of these underperforming stores will improve operations in the United Kingdom. Management will continue to evaluate a variety of operational and strategic initiatives in an effort to mitigate demands placed on consolidated cash resources and improve the return on consolidated stockholders' equity. However, there can be no assurance that such action will result in an operating profit in the United Kingdom.

SALES OUTLETS

The geographic distribution of the Company's sales outlets is summarized in the following table:

                              FISCAL YEAR 1998         June 30
                           ENDING  OPENED  CLOSED    1997   1996
-------------------------------------------------------------------

CANADA
 Company-operated           456*     14      10       452*   450
 Dealer                     340      14      75       401    402
 ...................................................................
                            796      28      85       853    852
-------------------------------------------------------------------
AUSTRALIA
 Company-operated           217       4       2       215    210
 Dealer                     125       5      24       144    202

 ..................................................................

                            342       9      26       359    412
-------------------------------------------------------------------

United Kingdom
 Company-operated           271       1      71       341    345
 Dealer                     108      11      33       130    171
 ...................................................................

                            379      12     104       471    516

-------------------------------------------------------------------

Total
 Company-operated           944      19      83     1,008  1,005
 Dealer                     573      30     132       675    775
 ..................................................................
                          1,517      49     215     1,683  1,780

-------------------------------------------------------------------


* In addition, the Company operated 54 and 56 stores on behalf of Rogers Cantel Inc. during fiscal years 1998 and 1997, respectively.

The dealers included in the preceding table are independent retail businesses which operate under their own trade names but are permitted, under dealer agreements, to purchase any of the products sold by InterTAN company stores.
The dealer agreements contain a license permitting the dealer to designate the consumer electronics department of the dealer's business as a "RadioShack Dealer," a "Tandy Dealer," or a "Tandy Electronics Dealer," as applicable.
Sales to dealers accounted for approximately 8%, 9% and 9% of total sales during fiscal years 1998, 1997 and 1996, respectively. The decrease in the number of dealers in all three countries is primarily attributable to programs designed to eliminate dealers that were not purchasing product in sufficient quantities to make them profitable to the Company. The reduction in the number of dealers is not expected to have a material effect on sales. The Company intends to continue to explore opportunities to expand its dealer base to produce sales from communities too small to support company-operated stores.

During fiscal year 1996, the Company entered into an agreement in Canada with Rogers Cantel Inc. ("Cantel") to operate telecommunications stores ("Cantel stores") on its behalf. The first of these stores was opened in August, 1996 and at June 30, 1998, 54 stores were in operation. Under the terms of this agreement, Cantel leases the store and is responsible for fixed costs, including rent and realty taxes. The Company purchases certain inventory from Cantel and receives a commission on certain sales. Since these locations are not company-owned, they are not included in the above table.

InterTAN's business is seasonal; sales peak in the November-December Christmas selling season. The Company's cash flow requirements are also seasonal since inventories build prior to the Christmas selling season. Significant inventory growth for all operations typically begins to build in late summer and peaks in November.

Since the impact of the fluctuations of local country currencies against the U.S. dollar can be significant, the following analysis of the income and expense categories is based both on amounts expressed in U.S. dollars and as a percent of sales. Profit and loss accounts, including sales, are translated from local currency values to U.S. dollars at the monthly average exchange rates.

During fiscal year 1998, the U.S. dollar strengthened against the Canadian and Australian dollars. As a result, the same local currency amounts translate into fewer U.S. dollars as compared with the prior year. For example, if local currency sales of the Australian operation in fiscal 1998 were equal to those in fiscal 1997, the fiscal 1998 income statement would reflect a 13.5% decrease in sales when reported in U.S. dollars. On the other hand, during fiscal year 1998 the U.S. dollar weakened modestly against the U.K. pound sterling.
Consequently, in the United Kingdom, the same local currency amounts translated into more U.S. dollars in fiscal year 1998 as compared with fiscal year 1997.

The following table outlines the percentage change in the weighted average exchange rates of the currencies of the countries in which the Company operates relative to the U.S. dollar as compared to the prior year:

                     1998      1997     1996

-----------------------------------------------

Canada              (3.7)      (0.3)     1.4
Australia          (13.5)       3.5      2.1
United Kingdom       1.7        4.8     (1.9)

-----------------------------------------------


NET SALES AND OPERATING REVENUES

Net sales and operating revenues ("sales") in U.S. dollars increased by $22,056,000 in fiscal year 1998, an increase of 4.2% over fiscal year 1997. The impact on sales of weaker Australian and Canadian dollars had a significant effect on this comparison. With all currency rate effects eliminated, including the effects of a stronger pound sterling, sales increased by 8.5%. This sales increase was driven by a comparative store sales gain, as the Company closed a net of 64 company-operated stores, primarily as a result of the store closure program in the United Kingdom. See "United Kingdom Restructuring Plan".

The following table illustrates the total percentage sales increase (decrease) by geographic area as measured in U.S. dollars and local currencies:

SALES INCREASE (DECREASE)

                              U.S. dollars
                           Year ended June 30
(Percentage change)      1998     1997     1996

--------------------------------------------------

Canada                    7.5      1.0      2.2
Australia                (4.3)     9.3     12.1
United Kingdom            4.7      1.0     (0.6)

--------------------------------------------------

                            Local Currencies
                           Year ended June 30
                         1998     1997     1996

--------------------------------------------------

Canada                   11.6      1.3      1.0
Australia                10.4      5.6     10.3
United Kingdom            3.0     (3.7)     1.3

--------------------------------------------------


The following table illustrates comparative company-operated store sales measured at comparable exchange rates:

COMPARATIVE COMPANY-OPERATED STORE SALES/1/


                           Year ended June 30
(Percentage change)      1998     1997     1996

--------------------------------------------------
Canada                    9.2    (1.8)      0.6
Australia                 8.1     2.9      10.7
United Kingdom            8.9    (4.0)     (0.7)
 ..................................................
 Consolidated             8.9    (1.6)      2.0
--------------------------------------------------

 /1/ Derived from the accumulation of each store's monthly sales in local currency for those months in which it was open both in the current and preceding year.

Comparative store sales increased during fiscal year 1998 as a whole by 8.9%, with increases being experienced in all four quarters. The year finished strongly with double-digit comparative store sales gains being achieved in all three of the Company's markets during both the third and fourth quarters. The Company's strategy for building sales throughout fiscal year 1998 was to actively pursue the growth opportunities presented by certain key categories with high consumer demand and which fit the Company's market niche. Targeted product categories included cellular, telephones and accessories, in particular cordless models, computers, personal electronics and, in Canada, direct-to-home satellite systems. The success of this strategy was particularly evident in Canada and Australia where these promotional efforts produced gains in a wide range of product categories. The Company's operations in each of these locations have established significant market share in the telephone and related product categories. The Company has become a leader in the sale of fax machines and direct-to-home satellite systems in Australia and Canada, respectively. The Company's Cantel relationship in Canada continues to give it a significant cellular presence. In the United Kingdom, sales growth came primarily from the sale of cellular products. In that market, the Company's conveniently located chain of stores, together with its customer profile, proved to be a major retail outlet for the newer prepaid airtime models. The ongoing sale of renewal airtime cards not only increased sales, but also contributed to improved store traffic. Similar cellular product offerings have recently been introduced in Canada and Australia and are proving to be popular in those countries as well. Sales efforts also continued to focus on the important parts and accessories category in all three of the Company's markets.

Sales in U.S. dollars increased by $12,873,000 in fiscal year 1997, an increase of 2.5% over fiscal year 1996. During that year, the effects of a stronger Australian dollar and pound sterling were partially offset by a weaker Canadian dollar. Measured at the same exchange rates, sales increased by 0.4%. This increase was more than explained by a net increase in the store count of three stores and by the opening of 56 Cantel stores in Canada. Comparative store sales declined by 1.6% during fiscal year 1997. There were a number of factors contributing to this soft sales performance. In Canada, there were indications of consumer resistance to the pricing of computers. The cellular market, for varying reasons, was also soft in all three of the Company's markets.

Sales in U.S. dollars increased by $14,694,000 in fiscal year 1996, an increase of 3.0% over fiscal year 1995. The impact on sales of stronger Australian and Canadian dollars was partially offset by a weaker pound sterling. Measured at the same exchange rates, sales increased by 2.7%. An increase of 19 company-operated stores was an important factor in this improved performance. Comparative store sales increased by 2.0% during fiscal year 1996.

Management does not believe that inflation or price changes have had a material effect on sales during fiscal years 1998, 1997 or 1996.

GROSS PROFIT

The effect of higher sales during fiscal year 1998 was partially offset by a decline in the gross margin percentage and foreign currency rate effects. The following analysis summarizes the components of the increase in gross profit over that experienced in fiscal year 1997 (in thousands):

-------------------------------------------

Higher sales                      $ 18,887
Lower gross margin percentage       (8,326)
Foreign currency rate effects       (9,604)
 ...........................................
                                  $    957

-------------------------------------------

The following table illustrates gross profit as a percentage of sales, by geographic area:

(As a percentage of sales)     1998    1997    1996

----------------------------------------------------

Canada                         44.1    45.3    45.6
Australia                      47.2    47.7    45.5
United Kingdom                 39.2    42.1    41.6
 ....................................................
 Consolidated                  43.1    44.8    44.3

----------------------------------------------------

The gross profit percentage for fiscal year 1998 declined from 44.8% a year ago to 43.1%, a reduction of 1.7 percentage points. As discussed under "Net Sales and Operating Revenues", the Company experienced strong sales improvement during fiscal 1998 by aggressively pursuing strategic growth opportunities. However, with the exception of batteries and parts and accessories, the categories which presented sales growth potential tended to carry less than the Company's average margins. This is true in particular of cellular products in all three countries and direct-to-home satellite systems in Canada. In addition, the write-down of inventories of $2,325,000 associated with the store closure program in the United Kingdom accounted for almost one-half of the decline in the gross margin percentage in that country. See "United Kingdom Restructuring Plan".

Management continues to actively pursue a number of initiatives intended to have a positive impact on the gross margin percentage. These include an ongoing emphasis on the sale of parts and accessories and broadening the range in this important category, developing strategic relationships with suppliers offering a stream of residual income associated with the sale of a particular product or service and aggressively pursuing opportunities to grow sales of extended warranty programs. However, management believes that future sales growth opportunities will continue to come primarily from categories with lower than the Company's average margins. This trend will continue to put pressure on the Company's margins.

During fiscal year 1997, the gross margin percentage increased by 50 basis points to 44.8%. This improvement was reflective of a merchandising strategy which placed greater emphasis on the Company's higher margin core categories, including parts and accessories and private label goods. Growth in the sale of extended warranty contracts and improved control over inventories were also factors that contributed to this improvement.

Gross profit in fiscal year 1996 was $12,078,000 higher than in fiscal 1995, primarily due to an increase in sales and an improvement in the gross margin percentage, which increased by 1.1 percentage points to 44.3% of sales. This increase resulted primarily from the implementation of the new merchandising strategy described above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In U.S. dollars, selling, general and administrative expenses ("SG&A") decreased during fiscal year 1998 by $5,753,000 or 2.6%. This reduction, together with a sales increase of 4.2%, combined to produce a reduction in the SG&A percentage of 2.7 percentage points, with reductions being experienced in all three countries.

The following chart illustrates SG&A expense as a percentage of sales by geographic area:

SG&A EXPENSE BY GEOGRAPHIC AREA

(As a percentage of sales)  1998    1997    1996

-------------------------------------------------

Canada                      33.8    35.9    35.6
Australia                   40.5    42.1    41.6
United Kingdom              43.7    48.2    45.0
 .................................................
   Consolidated             39.1    41.8    40.6

-------------------------------------------------

The following table provides a breakdown of SG&A expense by major category (in thousands):


SG&A Expense by Category

                                           1998                      1997                      1996
                                  Dollars     % OF SALES     Dollars    % of Sales     Dollars    % of Sales
------------------------------------------------------------------------------------------------------------
Payroll                          $  87,622       16.2      $  87,774       16.9      $  83,507       16.5
Advertising                         24,770        4.6         27,792        5.4         26,045        5.1
Rent                                42,028        7.8         43,578        8.4         40,918        8.1
Taxes (other than income taxes)     17,775        3.3         18,105        3.5         16,942        3.3
Telephone and utilities              6,855        1.3          7,333        1.4          6,865        1.4
Other                               32,408        5.9         32,629        6.2         31,417        6.2
 ............................................................................................................
                                 $ 211,458       39.1      $ 217,211       41.8      $ 205,694       40.6
------------------------------------------------------------------------------------------------------------


Foreign exchange rate effects more than explained the apparent reduction in SG&A spending during fiscal year 1998. Measured at the same exchange rates, SG&A expenses increased by approximately 0.8%. Spending increased in Canada and Australia, primarily on sales-driven expenditures such as payroll. Increases in the overall store count in both countries and the completion of the roll out of the Cantel program in Canada also accounted for increases in rent. The scheduled increase in the royalty payable to Tandy as well as higher sales contributed to an overall increase in royalty expense of over $1,500,000, with increases being experienced in all three countries. This royalty will increase from 0.75% of sales to 1.0% of sales effective July 1, 1998. Had this rate been effective during fiscal year 1998, SG&A expense would have been approximately $1,300,000 higher than reported. The impact of these increases in consolidated SG&A expense was partially offset by a reduction in SG&A spending in the United Kingdom. Savings from the store closure program and a planned reduction in advertising expense accounted for a significant portion of the reduced SG&A expense in the United Kingdom. The effects of the store closure program on SG&A expense comparisons in the United Kingdom will continue to be felt until the stores have been closed for a full 12 months.

During fiscal year 1997, SG&A expense increased by $11,517,000. Foreign exchange rate effects and the scheduled increase in the Tandy royalty explained about one-half of this increase. Sales growth in

Australia, the roll out of the Cantel program in Canada and advertising to increase brand awareness in Australia and the United Kingdom also contributed to higher costs.

In fiscal year 1996, SG&A expense increased $11,927,000, primarily as a result of implementing a strategy to grow the business by refocusing the Company in its niche market, introducing new service and other initiatives and expanding in selected markets. The increase in the number of stores resulted in higher rent and increased store payroll costs. Payroll costs also increased as a result of the strengthening of the management teams in all three countries. Management information systems were also improved, particularly in the United Kingdom.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased by $2,250,000 during fiscal year 1998, falling from $9,671,000 to $7,421,000. This reduction primarily results from lower depreciation charges in the United Kingdom following an asset impairment charge recorded in the fourth quarter of fiscal year 1997 to write-down the store assets in that country to their estimated fair value. See "Impairment of Long-Lived Assets". Depreciation expense is likely to increase in the United Kingdom in each of the next two fiscal years as a consequence, among other things, of ongoing store renovations. Depreciation expense in Canada and Australia is not expected to change by a material amount over the same period.

Depreciation and amortization increased by $1,669,000 in fiscal year 1997. This increase was attributable to an increase in the level of capital spending, primarily on new stores, store renovations and enhanced management information systems. In fiscal year 1996, depreciation and amortization expense increased by $468,000, primarily as a result of increased capital spending on store renovations, new stores and investments in management information systems.

IMPAIRMENT OF LONG-LIVED ASSETS

Because of the continued and higher than expected operating losses in the United Kingdom in fiscal year 1997, the Company conducted an impairment evaluation of its fixed assets in the United Kingdom. As a result of this evaluation, during the fourth quarter of fiscal year 1997, the Company recognized a non-cash impairment charge of $10,042,000 which represents the difference between the estimated market value and the book value of the Company's investment in property and equipment in the United Kingdom, primarily in its retail store locations, including lease premiums, leasehold improvements and store fittings and fixtures. Estimated fair market value was principally determined based upon estimated future discounted cash flows.

FOREIGN CURRENCY TRANSACTION (GAINS)/LOSSES

Foreign currency transaction gains of $761,000, $610,000 and $338,000 arose during fiscal years 1998, 1997 and 1996, respectively. These gains resulted from a variety of factors, including the effect of fluctuating foreign currency values on certain inter-company debt and trade payables denominated in currencies other than the functional currency of the debtor. The Company's major exposures to foreign currency risks were the Canadian-dollar-denominated subordinated convertible debentures (the "Debentures") carried on the books of the Company and the U.S.-dollar-denominated note due to Tandy which had been recorded in the Canadian subsidiary. Historically, these two debts provided a natural hedge, as the related foreign currency risks were largely offsetting. Upon the repayment of the note due to Tandy in December, 1997, the Debentures were designated as a hedge against the Company's net investment in its Canadian subsidiary. Future foreign exchange gains and losses on the Debentures will be included in other comprehensive income.

NET INTEREST EXPENSE

Interest expense, net of interest income, was $5,464,000, $6,663,000, and $6,709,000 for fiscal years 1998, 1997 and 1996, respectively. The reduction in net interest expense in fiscal year 1998 results from the effects of the repayment of the note payable to Tandy (the "Secured Loan Agreement") in December, 1997 and the benefits of the Company's new revolving credit facility. See "Liquidity and Capital Resources". Management also expects these benefits to be evident in the comparison with the prior year during the first two
quarters of fiscal year 1999.   In fiscal 1997, the effect of scheduled
principal repayments to Tandy was partially offset by an increase in short-term borrowings in the United Kingdom. Principal repayments to Tandy, as well as the voluntary conversion of a portion of the Debentures by the holders thereof, contributed to lower net interest expense in fiscal year 1996 compared to fiscal 1995.

INCOME TAXES

The Company's unusually high effective tax rate is primarily due to the fact that the Company recognizes income tax expense on the profits generated by InterTAN Canada and InterTAN Australia, but does not recognize income tax benefits on the losses incurred by InterTAN U.K. Limited. The Company expects its tax rate to continue to be unusually high until the United Kingdom operation becomes profitable. The provision for taxes in fiscal year 1998 of $10,430,000 primarily represents a provision for Canadian federal and provincial and
Australian taxes on the profits of the Company earned in those countries.   The
provision for taxes in fiscal years 1997 and 1996 of $6,755,000 and $7,499,000, respectively, primarily represents a provision for Canadian federal and provincial taxes on the profits of the Canadian subsidiary.

At June 30, 1998, the Company had deferred tax assets aggregating $43,619,000 against which a valuation allowance has been recorded in the amount of $43,250,000, primarily relating to loss carryforwards and other timing differences in the United States and the United Kingdom. The potential for future realization of the deferred tax assets will be reviewed on a regular basis.

An audit of the Canadian income tax returns of the Canadian subsidiary for the 1987 to 1989 taxation years was completed during fiscal year 1994, resulting in additional tax being levied against the Canadian subsidiary. The Company has appealed these reassessments and, pending the outcome of these matters, the Company, by Canadian law, was required to pay one-half of the tax in dispute. The tax levied by Revenue Canada in reassessing those years was offset by refunds arising from the carryback of losses incurred in subsequent years. Depending on the ultimate resolution of these issues, the Company could potentially have an additional liability in the range of $0 to $11,700,000. The Company believes it has meritorious arguments in defense of the issues raised by Revenue Canada and it is in the process of vigorously defending its position.
It is management's determination that no additional provision need be recorded for these reassessments. In order for the Company to succeed in appealing certain aspects of these reassessments, it must succeed in defending the possible reassessments discussed in the paragraph immediately below.

The Company was advised in August, 1995 that Revenue Canada intended to extend the scope of its 1987 to 1989 reassessments to raise certain issues flowing from the spin-off of the Company from Tandy in fiscal year 1987. Management disagrees with Revenue Canada's views on these issues and will vigorously defend the Company's position should Revenue Canada pursue these issues. Management believes it has meritorious arguments supporting its stance and, accordingly, no additional provision has been recorded for these possible reassessments. Depending on the ultimate resolution of these issues, the Company could potentially have an additional liability in the range of $0 to $21,000,000. As required by Canadian law, the Company would likely be required to post a deposit of one-half of the tax in dispute, including interest, in order to appeal any reassessment.

An audit of the Canadian income tax returns of the Canadian subsidiary for the 1990 to 1993 taxation years was commenced during the 1995 fiscal year. The Company has been advised that Revenue Canada is challenging certain interest deductions relating to the Canadian subsidiary's former operations in continental Europe and is proposing to tax certain foreign exchange gains related to such operations. Depending on the ultimate resolution of these issues, the Company could potentially have an additional liability in the range of $0 to $25,000,000. Assuming Revenue Canada pursues these issues, in order for the Company to proceed with such appeals, the Company would likely be required to post a cash deposit or letters of credit equal to one-half of the 1990-1993 tax in dispute, together with interest. Notwithstanding that the Company is still in discussions with Revenue Canada regarding these issues, Revenue Canada and certain provincial jurisdictions were required to issue protective reassessments for one of the years because the time period during which such reassessment could legally be issued was about to expire. The amount of the reassessment, including interest, is approximately $15,300,000. This amount relates to the 1992 taxation year only and is reflected in the range described immediately above. The Company has appealed this reassessment and, as indicated above, would normally be required to post a cash deposit equal to one-half of the reassessment, pending the outcome of such appeal. However, Revenue Canada has agreed to defer the posting of such deposit pending the outcome of ongoing discussions on this particular issue. Revenue Canada has further agreed to accept a letter of credit in lieu of a cash deposit should it be necessary for the Company to actively proceed with its appeal. The Company has requested a similar deferral from the provincial authorities and reasonably expects that such deferral will be approved. The Company believes that reassessment of the remaining years under review could be received during fiscal year 1999. Management believes it has meritorious arguments in support of the deductibility of such interest and in support of its treatment of the foreign exchange gains and is prepared to vigorously defend its position should the Canadian tax authorities proceed with such a challenge. Accordingly, it is management's assessment that no provision need be recorded for these possible claims.

NET INCOME PER AVERAGE COMMON SHARE

Effective December, 1997, the Company adopted Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which establishes new standards for computing and presenting earnings per share ("EPS"). FAS 128 requires dual presentation of basic and diluted EPS on the face of the income statement for companies with complex capital structures. Basic EPS is calculated by dividing the net income or loss for a period by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution which would occur if securities or other contracts to issue common stock were exercised or converted. FAS 128 also requires that EPS for prior periods be recomputed using the new rules.

For fiscal years 1998, 1997 and 1996, basic and diluted losses per common share were $1.05, $1.45 and $0.21, respectively, as the effects of the Company's potentially dilutive instruments were anti-dilutive in all three years. The Company's potentially dilutive instruments include the Debentures. Under their terms of issuance, the Debentures are convertible into common stock at the rate of 118.731 shares for each Cdn$1,000 face amount of Debentures held, equivalent to about 6,750,000 shares in the aggregate. However, if the Company were to redeem the Debentures after February 28, 2000 by issuing common shares to the holders thereof in accordance with the terms of the Debentures, the dilutive effect of the Debentures would be increased if the fair value of the Company's common stock at the time of redemption were less than the conversion price. Based on the fair market value of the Company's common stock on June 30, 1998, 1997 and 1996, this would have resulted in the issuance of 7,580,000, 11,745,000 and 7,627,000 shares, respectively on assumed conversion on those dates. FAS 128 requires that these higher amounts be used in calculating diluted EPS. Had conversion taken place, the net loss for fiscal years 1998, 1997 and 1996 would have been reduced by $2,400,000, $4,400,000 and $3,900,000, respectively, for assumed net reduction in expenses. Also, in fiscal years 1998, 1997 and 1996, the Company's directors and employees held options to purchase 1,014,499, 785,500 and 650,833 common shares, respectively, at prices ranging from $3.50 to $8.1875, $3.50 to $8.1875 and $5.31 to $8.1875, respectively.

                        LIQUIDITY AND CAPITAL RESOURCES

Operating activities generated $27,706,000 in cash during fiscal year 1998. Net income, adjusted to reconcile net income to cash, produced $8,249,000 in cash.
A reduction in inventory levels contributed a further $11,879,000 in cash.   In
Canada, inventory reductions resulted from better management of the level of computer inventories and monitoring of the flow of merchandise through the product cycle. In the United Kingdom, the store closure program was a factor in reduced inventory levels. The Company increased inventories in Australia to support higher sales. The deferral of income tax installments conserved a further $9,361,000 in cash during fiscal year 1998. During fiscal year 1997, operating activities generated $5,570,000 in cash. Net income, adjusted to reconcile net income to cash, generated $10,566,000 in cash, which was partially offset by $7,592,000 in cash consumed in building inventories. The increase in inventories in fiscal 1997 was due primarily to the requirements of the newly opened Cantel stores in Canada and the need to build inventories in response to higher sales in Australia. Operating activities generated $12,185,000 in cash during fiscal year 1996. Net income, adjusted to reconcile net income to cash, generated $15,418,000 in cash, while increases in inventories consumed $13,698,000 in cash during that year. The increase in the Company's inventory levels in fiscal year 1996 resulted from implementing a merchandising strategy which places greater emphasis on higher-margin private label goods, an improvement in the Company's in-stock position and a wider product assortment.

Investing activities consumed $4,520,000 in cash during fiscal year 1998 compared with $7,981,000 and $9,961,000 in cash in fiscal years 1997 and 1996, respectively. These cash outflows result for the most part from additions to property and equipment, primarily relating to opening new stores, renovating existing stores and upgrading information systems. These capital expenditures were higher in fiscal year 1996, primarily because of the large number of new stores opened in that period. During fiscal year 1996, the Company opened 32 new stores, while in fiscal years 1998 and 1997, 19 and 23 new stores, respectively, were opened.

During fiscal year 1998, financing activities consumed $23,176,000 in cash. Repayment in full of the Secured Loan Agreement with Tandy comprised the major component of the cash outflow. A decrease in the level of short-term borrowings in the United Kingdom was also a contributing factor. The effect of these reductions in cash resources was partially offset by the proceeds from the issuance of common stock to employee plans. In fiscal year 1997, financing activities generated $3,555,000 in cash. The effects of an increase in short-term borrowings in the United Kingdom combined with proceeds from the issuance of stock to employee plans were partially offset by scheduled repayments on a note payable under the Company's Secured Loan Agreement with Tandy. In fiscal year 1996, financing activities consumed $13,895,000 in cash. In that year, the amount of cash consumed by scheduled repayments on one of the notes payable to Tandy was augmented by the effect of the early retirement of another note payable to Tandy. The effect on cash of these repayments was partially offset by short-term borrowings and cash generated from the sale of stock to employee plans.

The Company's principal sources of liquidity during fiscal year 1999 will be its cash and short-term investments, its cash flow from operations and its banking facilities.

In May, 1994, InterTAN Canada Ltd., InterTAN, Inc. and InterTAN U.K. Limited entered into a credit agreement with a syndicate of banks. This agreement established a revolving facility in an amount which was determined using an inventory level calculation not to exceed Cdn$60,000,000 ($40,878,000 at June
30, 1998 exchange rates).   In December, 1997, this credit agreement was
replaced with a three-year revolving facility with a syndicate of three new lenders (the "Syndicated Loan Agreement") in an amount not to exceed $75,000,000 in the aggregate. The amount of credit actually available at any particular time is dependent on a variety of factors, including the level of eligible inventories and accounts receivable of InterTAN Canada and InterTAN U.K. Limited (the "Borrowers"). The amount of available credit is then reduced by the amount of trade accounts payable of the Borrowers then outstanding as well as certain other reserves.

The Syndicated Loan Agreement and the previous credit facility are used primarily to provide letters of credit in support of purchase orders and, from time to time, to finance inventory purchases. At June 30, 1998, there were borrowings against the Syndicated Loan Agreement aggregating $9,172,000 and $5,290,000 was committed in support of letters of credit. There was $14,100,000 of credit available for use at June 30, 1998. In September 1997, the Company's Merchandise Agreement with Tandy was amended to permit the Company to support purchase orders with a surety bond or bonds as well as letters of credit. The Company has entered into an agreement with a major insurer to provide surety bond coverage (the "Bond") in an amount not to exceed $15,000,000. Use of the Bond will give the Company greater flexibility in placing orders with Far Eastern suppliers by releasing a portion of the credit available under the Syndicated Loan Agreement for other purposes.

In fiscal year 1997, the Company's Australian subsidiaries, InterTAN Australia Ltd. and Technotron Sales Corp. Pty, Ltd., entered into a credit agreement with an Australian bank (the "Australian Facility"). This agreement established a credit facility in the amount of A$12,000,000 ($7,433,000 at June 30, 1998 exchange rates). The Australian Facility has no fixed term and may be terminated at any time upon five days' prior written notice by the lender. All or any part of the facility may be used to provide letters of credit in support of purchase orders. A maximum amount of A$5,000,000 ($3,097,000 at June 30, 1998 exchange rates) may be used in support of short-term borrowings. At June 30, 1998, there were no borrowings outstanding against the Australian Facility; A$6,458,000 ($4,000,000 at June 30, 1998 exchange rates) was committed in support of letters of credit as described above and $3,433,000 of credit was available for use.

In addition to the credit facilities described above, the Company's principal sources of outside financing have been from the borrowings from Tandy under the Secured Loan Agreement and from the Debentures. In order to obtain a release of its security interests so that security could be given under the Syndicated Loan Agreement, all amounts payable to Tandy under the Secured Loan Agreement were repaid in full in December, 1997. For the sole consideration of the early repayment of this loan, warrants to purchase 1,449,007 shares of the common stock of the Company held by Tandy were surrendered for cancellation.

The Company's primary uses of liquidity during fiscal year 1999 will include the building of inventories for the 1998 Christmas selling season, the funding of capital expenditures, the servicing of debt and, possibly, the payment of tax deposits. The Company anticipates that capital additions will approximate $8,000,000 during fiscal year 1999, mainly related to store expansion, remodeling and upgrading. The Company's debt servicing requirements in fiscal year 1999 are estimated to be approximately $5,000,000 and include interest payments on the Debentures and under the Syndicated Loan Agreement. In addition, management expects to receive additional reassessments during fiscal year 1999 relating to its dispute with Revenue Canada in respect of the 1990-1993 taxation years. The Company plans to appeal such reassessments; however, in order to do so it will be required to post a cash deposit or letters or credit in an amount equal to one-half of the amount reassessed. While the exact amount of such deposits will not be known until discussions with Revenue Canada, the Company and its advisors have been concluded, management anticipates that the deposit required will be approximately $4,000,000 to $13,000,000.

Management believes that the Company's cash and short-term investments on hand and its cash flow from operations combined with the Syndicated Loan Agreement, the Australian Facility and the Bond will provide the Company with sufficient liquidity to meet its planned requirements through fiscal year 1999, including any tax deposits pursuant to the possible reassessments relating to the 1990-1993 taxation years. The Company has additional tax issues in dispute with Revenue Canada. See "Income Taxes". If reassessments are issued relating to these issues in amounts at the upper end of the ranges described under "Income Taxes", the Company would be required to seek additional sources of liquidity. Management is currently in the process of studying additional funding alternatives. However, there can be no assurance that additional funding would be available, if required, on terms acceptable to the Company.


                                YEAR 2000 ISSUES

Management recognizes that many of the Company's information systems and related hardware were designed and developed without considering the impact of the upcoming change in the century ("Year 2000") and that a significant number of InterTAN's computer applications, systems and hardware will require modification or replacement to make them Year 2000 compliant.

The Company's critical systems include the following:

       .  Its store operating systems;
       . Its so-called "back end" merchandising and inventory systems, including purchasing, receiving and warehousing, perpetual inventories and store replenishment; and,
       . Its primary accounting systems, including general ledger, accounts receivable, accounts payable and payroll.

The Company's information systems include both internally developed systems and systems purchased from third-party vendors. In Canada, with the exception of the primary accounting system, the Company employs primarily internally developed systems. In Australia, the Company has gradually shifted from internally developed systems to third-party systems. The primary accounting system and the warehouse distribution system are the only significant internally developed systems remaining in Australia. In the United Kingdom a comprehensive, integrated suite of systems purchased from a third-party has replaced virtually all internally developed systems.

The Company is employing a variety of internal and external resources to assess and make changes necessitated by Year 2000 issues to its many different systems and equipment. Many of these changes were contemplated in any event as upgrades or replacement of outdated systems and hardware. The Company has determined that its mainframe hardware is Year 2000 compliant in all three countries. In Canada, during fiscal years 1996 and 1997, point-of-sale hardware was replaced with equipment that is Year 2000 compliant. The store operating system was replaced in the third and fourth quarters of fiscal year 1998. Year 2000 related upgrades to back end inventory systems are in various stages of development, with completion targeted for later in calendar year 1998. The Company's third-party sourced accounting and payroll systems in Canada have been certified as being Year 2000 compliant and are currently in testing. In Australia, the store hardware and operating systems were replaced with systems that are Year 2000 compliant during the fourth quarter of fiscal year 1998. The Company is currently evaluating various options to replace the existing back end inventory and accounting systems. It is anticipated that new systems will be in place by the end of fiscal year 1999. In the United Kingdom, the current store hardware and operating systems are in the process of being replaced, with completion targeted to be in advance of the 1998 Christmas selling season. The Company plans to migrate to a version of its integrated back end inventory and accounting systems which is Year 2000 compliant by the end of the third quarter fiscal year 1999. The payroll system used in the United Kingdom will be replaced prior to the end of calendar year 1998.

Management is still in the process of identifying and quantifying costs incurred to date as well as future anticipated costs associated with the Year 2000 issue. The Company's current projection is that these costs will not exceed $1,000,000.

In the most reasonably likely worst case scenario, the Company's store operating and back end inventory management systems could fail. The consequence of such failure could include the inability to record sales transactions in the Company's stores and a breakdown in the supply chain. Such an occurrence would likely result in a loss of revenue; it is not possible to quantify the possible range of such loss. This would necessitate reverting to a number of manual systems for recording sales, ordering product and replenishing the Company's stores. Management does not currently have a formal documented contingency plan to deal with this scenario. Management anticipates that such a contingency plan will be in place by June 30, 1999.

The Company has communicated with its suppliers and other organizations with which it does business to coordinate Year 2000 issues and to ensure the continuity of supply of product and services. In a most reasonably likely worst case scenario, one or more significant suppliers could be unable to continue to adequately supply the Company after 1999. The Company's fallback position would be to seek an alternative source of supply. However, there can be no assurance that such alternative sources of supply would be available. The Company does not yet have a list of alternative suppliers should some suppliers be unable to continue to provide product or services beyond the end of calendar year 1999. Such a contingency plan will be in place by the end of fiscal year 1999. It is not practical for management to estimate the range of financial loss, if any, which could result from the negative effect that a disruption in supply would have on the Company's business.

The Company is currently in the process of assessing its obligations, if any, arising from the sale of warranted product which proves not to be Year 2000 compliant in one or more aspects. It is not possible at this time to reasonably estimate the range of loss, if any, which could arise from such obligation.

Management is closely monitoring the Company's advancements towards Year 2000 conversion and progress reports are presented regularly to the Company's Board of Directors. Although there can be no assurance that the Company will be able to complete all of the modifications in the required time frame, or that the Company will be able to identify all Year 2000 issues before problems manifest themselves, in management's opinion, the Company is taking adequate action to address Year 2000 issues and does not expect the financial impact of being Year 2000 compliant to be material to the Company's consolidated financial position, results of operations or cash flows.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of market risks arising primarily from the impact of changes in interest rates on its short-term credit facilities and from the impact of foreign currency fluctuations as they relate to its investment, debt and activities in Canada, Australia and the United Kingdom.

FOREIGN CURRENCY FLUCTUATIONS

With the exception of the corporate offices, the Company's activities are carried on in foreign jurisdictions--Canada, Australia and the United Kingdom. The Company is exposed to foreign currency risks in three broad areas:

         .   Its inventory purchases,
         .   Translation of its financial results, and
         .   Its net investment in foreign jurisdictions.

INVENTORY PURCHASES
The Company's operating entities purchase approximately 30% of their inventories in the Far East. These purchases are made in U.S. dollars and, under the terms of its agreement with its suppliers, payment must be made at the time of shipment. These orders often require long lead times. Accordingly, there is risk that the value of the Canadian and Australian dollars and the United Kingdom pound sterling, as the case may be, could fluctuate relative to the U.S. dollar from the time the goods are ordered until shipment is made.

Management monitors the foreign exchange risk associated with its U.S. dollar open orders on a regular basis by reviewing the amount of such open orders, exchange rates, including forecasts from major financial institutions, local news and other economic factors, all on a country specific basis. Based on this input, management decides whether or not to lock in the cost of a portion of those orders in advance of delivery by purchasing forward exchange rate contracts to be settled on or near the estimated date of inventory delivery.

The table below shows the amount of open orders and forward exchange contracts on hand at June 30, 1998 and the financial impact which would result if the functional currency of the purchasing entities were to decline in value by 10% relative to the U.S. dollar from June 30, 1998 to the date of delivery:

=============================================================

Open orders at June 30, 1998                         $29,976
-------------------------------------------------------------

Impact of a 10% decline in local
  currency values                                    $ 2,998
-------------------------------------------------------------

Foreign exchange contracts on hand at
  June 30, 1998                                      $ 6,221
-------------------------------------------------------------

Impact of a 10% decline in local
  currency values                                    $  (622)
-------------------------------------------------------------

Net impact of a 10% decline in local
  currency values                                    $ 2,376
=============================================================

The incremental cost of such a decline in currency values, if incurred, would be reflected in higher cost of sales in future periods. In these circumstances, management would take product pricing action, where appropriate.

TRANSLATION OF FINANCIAL RESULTS
The functional currencies of the Company's operating entities in Canada, Australia and the United Kingdom are the respective local currencies. However, the reporting currency of the Company on a consolidated basis is the U.S. dollar. Consequently, fluctuations in the value of the Canadian and Australian dollars and the pound sterling have a direct effect on reported consolidated results. It is not possible for management to effectively hedge against the possible impact of this risk.

The following table shows the consolidated sales and operating income (loss) for fiscal year 1998 and the effect that a 10% decline in local currency values would have had on those results.

==========================================================
                                               Effect of a
                                               10% Decline
                                               in Currency
(U.S. dollars, in thousands)   As Reported        Values
----------------------------------------------------------
SALES
Canada                         $   270,675     $  (27,068)
Australia                           98,171         (9,817)
United Kingdom                     172,528        (17,253)
----------------------------------------------------------
                               $   541,374     $  (54,138)
==========================================================

OPERATING INCOME (LOSS)
Canada                         $    23,233     $   (2,323)
Australia                            5,710           (571)
United Kingdom                     (21,804)         2,180
Corporate Expenses                   4,779             --
----------------------------------------------------------
                               $    2,360      $     (714)
==========================================================

NET INVESTMENT IN FOREIGN JURISDICTIONS
The Company's net investments in Canada, Australia and the United Kingdom are recorded in U.S. dollars at the respective period-end rates. Changes in these rates will have a direct effect on the carrying value of these investments. The cummulative effect of such currency fluctuations is recorded in a separate account in equity. The Company's convertible subordinated debenture is denominated in U.S. dollars and is recorded in the books of the parent. This instrument is designated as a partial hedge against the risk associated with the Company's investment in its Canadian subsidiary. The Company has not, to date, attempted to hedge its investment in Australia and the United Kingdom.

The following table shows the Company's net investment in each of its operating entities and its Canadian dollar denominated convertible debenture, all expressed in U.S. dollars at June 30, 1998. The table also shows the effect on those amounts if each local currency were to lose 10% of its value against the U.S. dollar:

==========================================================================
                                                          Effect of a 10%
                                                            Decline in
                                                             Currency
(U.S. dollars, in thousands)              June 30, 1998       Values
--------------------------------------------------------------------------
Net investment in Canada                  $      64,871   $       (6,488)
Canadian dollar denominated debenture           (38,706)           3,871
--------------------------------------------------------------------------
                                                 26,165           (2,617)
Net investment in Australia                      32,263           (3,226)
Net investment in United Kingdom                 26,201           (2,620)
--------------------------------------------------------------------------
                                          $      84,629   $       (8,463)
==========================================================================

SHORT-TERM INTEREST RATES

The Company's credit facilities include syndicated banking facilities in Canada and the United Kingdom, and a separate facility in Australia. These banking arrangements, which are used primarily to finance inventory purchases, provide for interest on any short-term borrowings at rates determined with reference to the local "prime" or "base rates". These rates are, therefore, subject to change for a variety of reasons which are beyond the Company's control. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources".

The Company's borrowings under these facilities, primarily in the United Kingdom, averaged approximately $9,000,000 during fiscal year 1998 and interest paid on such advances was approximately $1,000,000. For the period July 1 to December 31, 1997, interest on these U.K. borrowings was payable at the U.K. base rate plus 2%. For the period January 1 to June 30, 1998, interest was completed at the London Inter Bank Offered Rate ("LIBOR") plus 2.5%. Had the U.K. base rate and LIBOR rate been 10% higher in each of the respective periods, management estimates that interest expense for the year would have increased by approximately $80,000.

It has not been the Company's policy to hedge against the risk presented by possible fluctuations in short-term interest rates.

ITEM 8.   FINANCIAL STATEMENTS


                       REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF INTERTAN, INC.

          In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of InterTAN, Inc. and its subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP



Fort Worth, Texas
August 19, 1998

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Year ended June 30
(In thousands, except per share data)            1998        1997        1996
-------------------------------------------------------------------------------

Net sales and operating revenues                $541,374   $519,318   $506,445
Other income                                         511        640        902

 ...............................................................................
                                                 541,885    519,958    507,347

Operating costs and expenses:
 Cost of products sold                           307,934    286,835    282,052
 Selling, general and administrative expenses    211,458    217,211    205,694
 Depreciation and amortization                     7,421      9,671      7,972
 Impairment of long-lived assets                      --     10,042         --
 Provision for business restructuring             12,712         --         --
 ...............................................................................
                                                 539,525    523,759    495,718

 ...............................................................................

Operating income (loss)                            2,360     (3,801)    11,629

Foreign currency transaction gains                  (761)      (610)      (338)
Interest expense, net                              5,464      6,663      6,709

 ...............................................................................

Income (loss) before income taxes                 (2,343)    (9,854)     5,258
Provision for income taxes                        10,430      6,755      7,499

 ...............................................................................

Net loss                                        $(12,773)  $(16,609)  $( 2,241)

-------------------------------------------------------------------------------

Basic and diluted net loss
 per average common share                       $  (1.05)  $  (1.45)  $  (0.21)

 ...............................................................................

Average common shares outstanding                 12,138     11,459     10,901

-------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

                                                                  JUNE 30     June 30
(In thousands, except share amounts)                               1998        1997
--------------------------------------------------------------------------------------
ASSETS

Current Assets:
 Cash and short-term investments                               $  32,811    $  34,726
 Accounts receivable, less allowance for doubtful
  accounts                                                         8,539        9,655
 Inventories                                                     148,198      170,594
 Other currrent assets                                             6,690        7,271
 Deferred income taxes                                               369          634
 ......................................................................................
   Total current assets                                          196,607      222,880

Property and equipment, less accumulated depreciation
  and amortization                                                26,228       28,812
Other assets                                                         712        2,615
 ......................................................................................
                                                               $ 223,547    $ 254,307
--------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Short-term bank borrowings                                    $   9,172    $   9,821
 Current maturities of note payable to Tandy Corporation              --        6,958
 Accounts payable                                                 24,274       27,804
 Accrued expenses                                                 38,505       27,031
 Income taxes payable                                             20,955       12,734
 ......................................................................................
   Total current liabilities                                      92,906       84,348

Long-term note payable to Tandy Corporation,
  less current maturities                                             --       16,420
9% convertible subordinated debentures                            38,706       41,138
Other liabilities                                                  5,945        6,167
 ......................................................................................
                                                                 137,557      148,073
 ......................................................................................
Stockholders' Equity:
 Preferred stock, no par value, 1,000,000 shares authorized,
  none issued or outstanding                                          --           --
 Common stock, $1 par value, 40,000,000 shares authorized,
  12,474,077 and 11,873,437 issued and outstanding                12,474       11,873
 Additional paid-in capital                                      115,980      114,350
 Retained earnings (deficit)                                     (10,250)       2,523
 Foreign currency translation effects                            (32,214)     (22,512)
 ......................................................................................
   Total stockholders' equity                                     85,990      106,234
 ......................................................................................
   Commitments and contingent liabilities
                                                               $ 223,547    $ 254,307
--------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

                                                                       Year ended June 30
(In thousands)                                                   1998         1997         1996
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $ (12,773)   $ (16,609)   $ (2,241)
 Adjustments to reconcile net loss to cash
 provided by operating activities:
  Depreciation and amortization                                     7,421        9,671       7,972
  Deferred income taxes                                               166        5,589       7,172
  Foreign currency transaction gains, unrealized                   (1,653)        (612)       (100)
  Impairment of long-lived assets                                      --       10,042          --
  Provision for business restructuring                             12,712           --          --
  Other                                                             2,346        2,485       2,615

 Cash provided by (used in) current assets and liabilities:
  Accounts receivable                                                 450         (164)       (674)
  Inventories                                                      11,879       (7,592)    (13,698)
  Other current assets                                               (617)        (126)      1,298
  Accounts payable                                                 (2,231)       1,984      10,409
  Accrued expenses                                                    645          970         452
  Income taxes payable                                              9,361          (68)     (1,020)
 .....................................................................................................
   Net cash provided by operating activities                       27,706        5,570      12,185
 .....................................................................................................
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                               (7,165)      (9,244)    (12,119)
 Proceeds from sales of property and equipment                         97          271         331
 Other investment activities                                        2,548          992       1,827
 .....................................................................................................
   Net cash used in investing activities                           (4,520)      (7,981)     (9,961)
 .....................................................................................................

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in short-term borrowings, net                              (661)       8,554         972
  Proceeds from issuance of common stock to employee plans          1,838        1,959       1,484
  Proceeds from exercise of stock options                              --           --         760
  Principal repayments on long-term borrowings                    (24,353)      (6,958)    (17,111)
 .....................................................................................................
   Net cash provided by (used in) financing activities            (23,176)       3,555     (13,895)
 .....................................................................................................
Effect of exchange rate changes on cash                            (1,925)        (514)        507
 .....................................................................................................

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS         (1,915)         630     (11,164)
Cash and short-term investments, beginning of year                 34,726       34,096      45,260
 .....................................................................................................
Cash and short-term investments, end of year                    $  32,811    $  34,726   $  34,096

-----------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
 Interest                                                       $   5,547    $   7,213    $  7,976
 Income taxes                                                   $     715    $   1,299    $    967
-----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                  Foreign
                                                                          Additional              Currency
                                                       Common Stock        Paid-in     Retained  Translation
(In thousands)                                       Shares     Amount     Capital     Earnings    Effects     Total
-----------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1995                             10,193    $ 10,193    $106,376    $ 21,373   $(24,616)   $113,326
Net foreign currency translation adjustments             --          --          --          --      2,145       2,145
Issuance of common stock to employee plans              483         483       2,805          --         --       3,288
Issuance of common stock under stock option plans       118         118         642          --         --         760
Conversion of subordinated debentures to
        common stock                                    379         379       1,855          --         --       2,234
Net loss                                                 --          --          --      (2,241)        --      (2,241)
 .......................................................................................................................

Balance at June 30, 1996                             11,173      11,173     111,678      19,132    (22,471)    119,512
Net foreign currency translation adjustments             --          --          --          --        (41)        (41)
Issuance of common stock to employee plans              700         700       2,672          --         --       3,372
Net loss                                                 --          --          --     (16,609)        --     (16,609)
 .......................................................................................................................

Balance at June 30, 1997                             11,873      11,873     114,350       2,523    (22,512)    106,234
Net foreign currency translation adjustments             --          --          --          --     (9,702)     (9,702)
Issuance of common stock to employee plans              601         601       2,528          --         --       3,129
Retirement of warrants held by Tandy Corporation         --          --        (898)         --         --        (898)
Net loss                                                 --          --          --     (12,773)        --     (12,773)
 .......................................................................................................................

Balance at June 30, 1998                             12,474    $ 12,474    $115,980    $(10,250)  $(32,214)   $ 85,990
-----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS
The Company is engaged in the sale of consumer electronics products primarily through company-operated retail stores and dealer outlets in Canada, Australia and the United Kingdom. These retail operations are conducted through wholly-owned subsidiaries in each of those countries operating under the trade names "RadioShack", "Tandy Electronics" and "Tandy", respectively. All of these trade names are used under exclusive license from Tandy Corporation ("Tandy"). The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions, balances and profits have been eliminated. The Company's fiscal year ends June 30.

CASH AND SHORT-TERM INVESTMENTS
Cash in stores, deposits in banks and short-term investments with original maturities of three months or less are considered as cash and cash equivalents.

INVENTORY
Inventories are comprised primarily of finished merchandise and are stated at the lower of cost, based on the average cost method, or market value.

PROPERTY AND EQUIPMENT
Property and equipment are recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Estimated useful lives range from 25 to 40 years for buildings and 3 to 8 years for fixtures and equipment. Leasehold improvements are amortized over the life of the lease or the useful life of the asset, whichever is shorter.

Maintenance and repairs are charged to expense as incurred. Renewals and betterments which materially prolong the useful lives of the assets are capitalized. The cost and related accumulated depreciation of property retired or sold are removed from the accounts, and gains or losses are recognized in the income statement.

The Company reviews all long-lived assets (i.e. property and equipment) held and used in its business for impairment whenever events or changes in circumstances indicate that the net book value of the assets may not be recoverable. An impairment loss would be recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the assets is less than the net book value of the assets. The amount of the impairment loss would generally be measured as the difference between the net book value of the assets and their estimated fair value. See Note 6 for a discussion of an impairment charge recorded in fiscal year 1997.

NET SALES AND OPERATING REVENUES
Net sales and operating revenues include items related to normal business operations, including service contract and repair income. Service contract revenue, net of direct selling expenses, is recognized over the life of the contract.

TRANSLATION OF FOREIGN CURRENCIES
The local currencies of the Company's foreign entities are the functional currencies of those entities. For reporting purposes, assets and liabilities are translated to U.S. dollars using the exchange rates in effect at the balance sheet date; income and expense items are translated using monthly average exchange rates. The effects of exchange rate changes on net assets located outside the United States are recorded in a separate account in equity. Gains and losses from foreign currency transactions are included in the operations of each period.

CONTRACT MANAGEMENT
At June 30, 1998, the Company had 944 company-operated stores, of which 182, primarily located in Australia, were operated under "contract management" arrangements. Under the typical contract management arrangement, the store manager is not employed by the Company, but is under contract to operate the store on its behalf. The Company selects and supplies the store location (including lease payments and other fixed location charges) and also supplies leasehold improvements, fixtures and store inventory. The Company is also committed to provide supporting services, including advertising and training. The contract manager is responsible for the labor and overhead necessary to operate the store (i.e., the contract manager is responsible for paying the employees and store utility and other operating costs). The contract manager is also required to provide a cash deposit. In return for the service of operating the store, the contract manager receives compensation equal to approximately one-half of the store's gross profit.

The revenue, as well as the expenses paid by the Company, related to contract management stores are included in the consolidated statement of operations. The contract manager's compensation is included in selling, general and administrative expenses. Contract managers' deposits are included in the "Other liabilities" section of the consolidated balance sheet and amounted to $4,547,000 and $4,579,000 at June 30, 1998 and June 30, 1997, respectively.

CAPITALIZED FINANCING COSTS
Costs incurred in connection with the issuance of debt and renewal fees are capitalized and are amortized over the term of the respective debt.
Amortization of these costs, which include underwriting, bank, legal and accounting fees, for fiscal years 1998, 1997 and 1996 was $781,000, $684,000 and
$608,000, respectively.   Unamortized balances at June 30, 1998 and June 30,
1997 were $1,389,000 and $1,317,000, respectively.

ADVERTISING COSTS
Advertising costs are expensed the first time the related advertising occurs. During fiscal years 1998, 1997 and 1996, advertising expense was $24,770,000, $27,792,000 and $26,045,000, respectively.

INCOME TAXES
Income taxes are accounted for using the asset and liability method. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the book amounts and tax basis of assets and liabilities. However, a deferred tax asset may only be recognized to the extent that it is more likely than not that the Company will realize the benefits of that deferred tax asset.

InterTAN generally considers the earnings of its foreign subsidiaries to be permanently reinvested for use in those operations and, consequently, deferred federal income taxes, net of applicable foreign tax credits, are not provided on the undistributed earnings of foreign subsidiaries which are to be so reinvested. If the earnings of those subsidiaries as of June 30, 1998 were remitted to the parent, approximately $94,000,000, subject to adjustment for deemed foreign taxes paid, would be included in the taxable income of the parent. By operations of tax statutes currently in effect, the Company would incur certain U.S. income taxes, including alternative minimum tax. Such remittances may also be subject to certain foreign withholding taxes (presently rates range from 0% to 15%) for which there would likely be no U.S. tax relief.

FORWARD EXCHANGE CONTRACTS
Gains and losses on contracts entered to hedge open inventory purchase orders are included in the cost of the merchandise purchased. Gains and losses on contracts intended to mitigate the effects of exchange rate fluctuations on payables and debt denominated in currencies other than the functional currency of the debtor are included in income in the periods the exchange rates change.

In June, 1998, the Financial Accounting Standards Board (the "FASB") issued Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). This new accounting standard will require that derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities, as the case may be. The treatment of changes in the fair value of a derivative (i.e., gains and losses) will depend on its intended use and designation. Gains and losses on derivatives designated as hedges against the cash flow effect of a forecasted transaction will initially be reported as a component of comprehensive income and, subsequently, reclassified into earnings when the forecasted transaction affects earnings. Gains and losses on derivatives designated as hedges against the foreign exchange exposure of a net investment in a foreign operation will form part of the cumulative translation adjustment. Gains and losses on all other forms or derivatives will be recognized in earnings in the period of change.

The Company will adopt FAS 133 effective July 1, 1999. Upon adoption, FAS 133 is not expected to have a material effect on the Company's financial statements.

EARNINGS PER SHARE
Effective December 31, 1997, the Company adopted Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), which establishes new standards for computing and presenting earnings per share ("EPS"). FAS 128 requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures.

Basic EPS is calculated by dividing the net income or loss by the actual weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The Company's potentially dilutive instruments include its convertible subordinated debentures (the "Debentures"). Under their terms of issuance, the Debentures are convertible into common stock at the rate of 118.731 shares for each Cdn$1,000 face amount of Debentures held, equivalent to about 6,750,000 shares in the aggregate. However, if the Company were to redeem the Debentures after February 28, 2000 by issuing common shares to the holders thereof in accordance with the terms of the Debentures, the dilutive effect of the Debentures would be increased if the fair value of the Company's common stock at the time of redemption were less than the conversion price. Based on the fair market value of the company's common stock on June 30, 1998, 1997 and 1996, this would have resulted in the issuance of 7,580,000, 11,745,000 and 7,627,000 shares, respectively on assumed conversion on those dates. FAS 128 requires that these higher amounts be used in calculating diluted EPS. Had conversion taken place, the net loss for fiscal years 1998, 1997 and 1996 would have been reduced by $2,400,000, $4,400,000 and $3,900,000, respectively, for assumed net reduction in expenses. Also, in fiscal years 1998, 1997 and 1996, the Company's directors and officers held options to purchase 1,014,499, 785,500 and 650,833 common shares, respectively, at prices ranging from $3.50 to $8.1875, $3.50 to $8.1875 and $5.31 to $8.1875, respectively.

ACCOUNTING FOR STOCK-BASED COMPENSATION
The Company measures the expense associated with its stock-based compensation using the intrinsic value method. Application of this method generally results in compensation expense equal to the quoted price of the shares granted under option less the amount, if any, the director or employee is required to pay for the underlying shares. See Note 12.

NEW ACCOUNTING STANDARDS
In June, 1997, the FASB issued Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") and Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), which are effective for fiscal years beginning after December 15, 1997. The Company will adopt both FAS 130 and FAS 131 in the first quarter of fiscal year 1999. In addition, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). This statement is effective for fiscal years beginning after December 15, 1998 and requires that the direct costs of certain internally developed software be capitalized and amortized over a reasonable period. The Company will adopt SOP 98-1 in the first quarter of fiscal year 2000; such adoption is not expected to have a material effect on the Company's financial statements.

PERVASIVENESS OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Actual results could differ from those estimates.

CLASSIFICATION
Certain prior year balances have been reclassified to conform with the current year presentation.

NOTE 2    UNITED KINGDOM RESTRUCTURING PLAN

As part of its ongoing efforts to improve the financial performance of its United Kingdom operation, in January 1998 a plan to close 69 consistently under-performing stores was approved. Revenue and operating losses associated with these stores are shown below (in thousands):

                           Year ended June 30
                     1998          1997        1996

-------------------------------------------------------

Revenues           $ 21,198      $ 24,987    $ 24,992

-------------------------------------------------------

Operating loss     $ (6,380)/1/  $ (7,201)   $ (3,009)

-------------------------------------------------------

/1/ Includes inventory write-downs of $2,325,000 associated with the restructuring.

In connection with this restructuring plan, a provision of $12,712,000 was recorded during the third quarter of fiscal year 1998, reflecting lease disposal costs, severance costs and other closure costs, including fixture removal and contract termination costs.

The following is a summary of the activity within this reserve during the year (in thousands):

                                                       Foreign
                                  Original             Currency     Balance
                                 Provision    Paid     Effects   June 30, 1998
-------------------------------------------------------------------------------
Lease disposal costs             $  11,120  $ (2,684)   $ 203        $8,639
Severance costs                        748      (506)       8           250
Other exit costs                       844      (332)      15           527
 ...............................................................................
                                 $  12,712  $ (3,522)   $ 226        $9,416
-------------------------------------------------------------------------------

As a result of the store closure plan, the Company implemented an inventory clearance program designed to liquidate, in a relatively short time frame, a significant portion of the inventory from the 69 stores to be closed. The clearance program was conducted through 18 clearance stores selected from the list of stores to be closed. These clearance stores were open for varying lengths of time during the third and fourth quarters. As a consequence of this program, a provision of $2,325,000 was recorded to write-down the inventory in the clearance centers to estimated net realizable value. This amount has been included in cost of products sold and is in addition to the restructuring reserve shown above. As of June 30, 1998, all stores, including the clearance stores, had closed and substantially all inventory identified for clearance had been sold. A total of eight of the stores identified for closure had leases which expired prior to June 30, 1998. The remaining 61 stores have lease terms remaining of varying periods up to 15 years. A national firm of real estate brokers has been engaged to assist in arranging for the sublet or assignment of these leases to other parties. Provision has been made for management's best estimate of the costs of disposing of these leases. The overall economy and other factors affecting the property market in the United Kingdom could cause the actual lease disposal costs to differ from management's estimates and result in future adjustments.

Management originally estimated that approximately 230 jobs would be lost as a result of this store closure program. As of June 30, 1998, approximately
183 individuals had been terminated. The difference results from unforeseen attrition.

Management believes that the closure of these under-performing stores will improve operations in the United Kingdom. Management will continue to evaluate a variety of operational and strategic initiatives in an effort to mitigate demands placed on consolidated cash resources. However, there can be no assurance that such action will result in an operating profit in the United Kingdom.

NOTE 3    BANK DEBT

In May, 1994, InterTAN Canada Ltd., InterTAN, Inc. and InterTAN U.K. Limited entered into a credit agreement with a syndicate of banks. The interest rate under the credit facility was the Canadian prime rate plus 1.0% on loans to InterTAN Canada Ltd. and the U.K. base rate plus 2.0% for loans to InterTAN U.K. Limited. In addition, a standby fee of 0.25% per annum was payable on the unused portion of the credit facility.

In December, 1997 this credit agreement was replaced with a three-year revolving facility with a syndicate of three new lenders (the "Syndicated Loan Agreement") in an amount not to exceed

$75,000,000 in the aggregate. The amount of credit actually available at any particular time is dependent on a variety of factors including the level of eligible inventories and accounts receivable of InterTAN Canada and InterTAN U.K. (the "Borrowers"). The amount of available credit is then reduced by the amount of trade accounts payable of the Borrowers then outstanding as well as certain other reserves. The interest rate under the credit facility is the Canadian prime rate plus 1.0% on loans to InterTAN Canada Ltd. and the London Inter Bank Offered Rate plus 2.5% for loans to InterTAN U.K. Limited. Letters of credit are charged at the rate of 1.5% per annum. In addition, a standby fee is payable on the unused portion of the credit facility. The amount of this fee is subject to certain thresholds, and ranges from 0.375% to 0.50% of the unused credit line. The Syndicated Loan Agreement is secured by a first priority lien over all of the assets of the Borrowers and is guaranteed by InterTAN, Inc. This facility will be used primarily to provide letters of credit in support of purchase orders, to finance inventory purchases and for general corporate purposes. At June 30, 1998, the maximum borrowing base under the Syndicated Loan Agreement was $28,562,000 of which $5,290,000 was committed in support of letters of credit. There were loans outstanding against the facility at June 30, 1998 of $9,172,000. Approximately $14,100,000 was available for use at June 30, 1998.

In fiscal year 1997, the Company's Australian subsidiaries, InterTAN Australia Ltd. and Technotron Sales Corp. Pty. Ltd., entered into a credit agreement with an Australian bank (the "Australian Facility"). This agreement established a credit facility in the amount of A$12,000,000 ($7,433,000 at June 30, 1998 exchange rates). The Australian Facility has no fixed term and may be terminated at any time upon five days prior written notice by the lender. All or any part of the facility may be used to provide letters of credit in support of purchase orders. A maximum amount of A$5,000,000 ($3,097,000 at June 30, 1998 exchange rates) may be used in support of short-term borrowings. At June 30, 1998, there were no borrowings outstanding against the Australian Facility; A$6,458,000 ($4,000,000 at June 30, 1998 exchange rates) was committed in support of letters of credit. The terms of the Australian Facility limit the Australian subsidiary with respect to certain distributions to InterTAN, Inc.

NOTE 4  DEBT AND MERCHANDISE AGREEMENT WITH TANDY

On August 5, 1993, Tandy, through its wholly-owned subsidiary, Trans World Electronics, Inc., provided the Company with a term loan facility ("Series A Note") in the amount of $41,748,000 bearing interest at 8.64%. It was payable semi-annually over a six-year period commencing February 25, 1995. In addition, Tandy provided the Company with a $10,113,000 three-year loan ("Series B Note") which bore interest at 8.11% and was due on August 25, 1996. The Series B Note was repaid in May, 1996. In order to obtain a release of its security interests so that security could be given under the Syndicated Loan Agreement, the Series A note was repaid in full in December, 1997.

In consideration for Tandy's extension of credit, InterTAN issued to Tandy five-year warrants to purchase 1,449,007 shares of the Company's common stock exercisable beginning August 5, 1993 at an exercise price of $6.618 which was the market price of the Company's common stock at the date of issuance. For the sole consideration of the early repayment of the Series A Note, these warrants were surrendered and cancelled. The warrants were valued on issuance at $2,155,000 and this amount was recorded as a discount against the Series A and B Notes. The discount was being amortized over the term of the Series A Note; remaining unamortized costs associated with this debt were expensed on its repayment. Total amortization recorded during fiscal years 1998, 1997 and 1996 was $154,000, $308,000 and $308,000, respectively.

The Company and Tandy have entered into a Merchandise Agreement and a series of license agreements. These agreements permit InterTAN to use, in designated countries, the "Tandy", "Tandy Electronics" and "RadioShack" trade names until June 30, 2006, with automatic annual extensions to June 30, 2010. The license agreements may be terminated with five years' prior written notice by either party. In the event a change in control of InterTAN, Inc. or any of its subsidiaries occurs, Tandy may revoke the Merchandise Agreement and the license agreements. In consideration for these rights, the Company was obliged to pay a royalty of 0.25% of consolidated sales beginning in fiscal year 1996. This royalty increases by 0.25 percentage points each fiscal year until it reaches a maximum of up to 1.0% in fiscal 1999. During fiscal years 1998, 1997 and 1996, the Company paid Tandy royalties totaling $3,929,000, $2,538,000 and $1,260,000, respectively. The Company is obliged to use Tandy's export unit, A & A International, Inc. ("A & A"), as its exclusive exporter of products from the Far East through the term of the Merchandise Agreement. In such connection, the Company must pay a purchasing agent/exporter fee to A & A calculated by adding 0.2% of consolidated sales in excess of $500,000,000 to the base amount of $1,000,000 and deducting from this certain credits the Company earns by purchasing products from Tandy and A & A. The Company paid Tandy fees totaling $885,000, $815,000 and $785,000 in fiscal years 1998, 1997 and 1996, respectively, under this arrangement. During fiscal years 1998, 1997 and 1996, the Company purchased approximately 30%, 32% and 31%, respectively, of its merchandise from A & A and Tandy. The Company's purchase orders with Tandy are supported, based on a formula agreed with Tandy, by letters of credit issued by banks on behalf of InterTAN or backed by cash deposits. In September, 1997, the Merchandise Agreement was amended to permit the Company to support purchase orders with a surety bond or bonds as well as letters of credit. The Company has secured surety bond coverage from a major insurer in an amount not to exceed $15,000,000.

The Company has also entered into an advertising agreement with Tandy giving the Company rights to advertising initiatives developed by Tandy for its RadioShack stores in the United States. During fiscal years 1998, 1997 and 1996, the Company incurred expenses of $209,000, $211,000 and $410,000, respectively, under this agreement.

NOTE 5    DEBENTURES

During fiscal year 1994, the Company closed a private placement of Cdn$60,000,000 of 9% subordinated convertible debentures which will mature on August 30, 2000. At June 30, 1998, Cdn$56,812,000 of Debentures ($38,706,000 at
June 30, 1998 exchange rates) were outstanding. The Debentures are convertible at any time at a conversion rate of 118.731 common shares for each Cdn$1,000 face amount of Debentures, equivalent to a conversion price of approximately Cdn$8.42 ($5.74 per share at the June 30, 1998 exchange rate). The Debentures are subordinated to all senior indebtedness of the Company, including the Syndicated Loan Agreement and the Australian Facility.

The Debentures are redeemable, in whole or in part, on a pro rata basis, upon 30 business days' notice at a redemption price equal to the principal amount thereof, plus accrued and unpaid interest, if any, provided that the current market price of the Company's common shares as of the date of such notice is not less than 125% of the conversion price. After August 30, 1999, the Debentures will be redeemable upon 30 trading days' notice at a redemption price equal to the principal amount thereof plus accrued and unpaid interest, if any, regardless of the current market price of the Company's common shares. After February 28, 2000, the Company may redeem the Debentures by issuing and delivering to the holders that number of the Company's common shares obtained by dividing the principal amount of the Debentures by 95% of the market price of the Company's common stock at the date of redemption.

NOTE 6  PROPERTY AND EQUIPMENT

Property and equipment at June 30, 1998 and 1997 are summarized as follows (in thousands):

                                           1998           1997

----------------------------------------------------------------

Land                                     $   965        $  1,134
Buildings                                  9,147          10,072
Equipment, furniture and fixtures         40,804          44,143
Leasehold improvements                    39,349          42,638
Lease premiums                             7,057           9,139
 ................................................................
                                          97,322         107,126

Less accumulated depreciation
  and amortization                        71,094          78,314
 ................................................................
Property and equipment, net              $26,228        $ 28,812

----------------------------------------------------------------

Because of the continued and higher than expected operating losses in the United Kingdom during fiscal year 1997, the Company conducted an impairment evaluation of its property and equipment in the United Kingdom. As a result of this evaluation, during the fourth quarter of fiscal year 1997, the Company recognized a non-cash impairment loss of $10,042,000 which represents the difference between the estimated market value and the book value of the Company's investment in property and equipment in the United Kingdom, primarily in its retail store locations, including lease premiums, leasehold improvements and store fittings and fixtures. Fair market value was principally determined based upon estimated future discounted cash flows.

NOTE 7    ACCRUED EXPENSES

The following is a summary of accrued expenses at June 30, 1998 and 1997 (in thousands):

                                       1998          1997
-----------------------------------------------------------
Payroll and bonuses                   $ 9,292     $  7,383
Deferred service contract income        6,510        6,156
United Kingdom restructuring costs      9,416           --
Other                                  13,287       13,492
 ...........................................................
                                      $38,505     $ 27,031
-----------------------------------------------------------

For a discussion of the United Kingdom restructuring provision, see Note 2.

NOTE 8    INCOME TAXES

The components of the provisions for domestic and foreign income taxes are shown below (in thousands):

                                      Year ended June 30
                                1998         1997         1996
-----------------------------------------------------------------
Current:
 United States                $   111       $  148       $ (374)
 Foreign                       10,153        1,018          701
 .................................................................

                               10,264        1,166          327

Deferred foreign                  166        5,589        7,172
 .................................................................
Total income tax
 expense                      $10,430       $6,755       $7,499

-----------------------------------------------------------------

The Company's income tax expense primarily represents Canadian and Australian income tax on the profits earned by its subsidiaries in those countries. No tax is currently payable in the United Kingdom.

Components of the difference between income tax expense and the amount calculated by applying the U.S. statutory rate of 35% to income before income taxes are as follows (in thousands):

                                    Year ended June 30
                                 1998      1997      1996

------------------------------------------------------------
Components of
pre-tax income (loss):
 United States                 $(2,223)  $  (901)  $(1,872)
 Foreign                          (120)   (8,953)    7,130
 ............................................................
Income (loss) before
 income taxes                   (2,343)   (9,854)    5,258
Statutory U.S. tax rate            35%       35%       35%
 ............................................................
Federal income tax
expense (benefit) at
 statutory rate                   (820)   (3,449)    1,840
Foreign tax rate
 differentials                   1,463     1,177       887
Provincial income taxes,
 less foreign federal
 income tax benefit              1,441     1,202     1,433
Book losses for which no
 tax benefit was recognized      8,883     9,367     3,610
Adjustment to valuation
 allowance for deferred
 tax assets                       (666)   (1,656)     (329)
Other, net                         129       114        58
 ............................................................
Total income tax
 Expense                       $10,430   $ 6,755   $ 7,499

------------------------------------------------------------

Deferred tax assets are comprised of the following at June 30 (in thousands):

                               1998             1997

-------------------------------------------------------

Depreciation                 $  3,907        $  5,410
Deferred service contracts      2,869           2,029
Reserves for business
 restructuring                  3,544             633
Loss carryforwards             28,646          26,363
Other                           4,653           5,537
 .......................................................
                               43,619          39,972
Valuation allowance           (43,250)        (39,338)
 .......................................................
Deferred tax asset           $    369        $    634

-------------------------------------------------------

Since the adoption of the asset and liability method, the Company has regularly assessed the future benefit which might be derived from the Company's deferred tax assets. In assessing the future benefit which might be derived from these deferred tax assets, the Company considers its recent operating history and financial condition.

During fiscal year 1997, based on the improved operating performance of the Australian subsidiary during the last two fiscal years, management concluded that the valuation allowance against the deferred tax assets of that subsidiary should be reduced by $634,000 and the Company recorded a deferred tax benefit of that amount. During fiscal year 1998, management reviewed the realization of the remaining deferred tax assets in Australia. Based on the continued improvements in the operating performance of the Australian subsidiary, management concluded that the valuation allowance should be further reduced by $666,000 and the Company recognized a deferred benefit of that amount.

The Company's net operating loss carryforwards in Canada and Australia have been fully utilized. In the United Kingdom and the United States, the Company has net operating loss carryforwards for tax purposes of approximately $81,000,000
and $4,000,000, respectively.   In the United Kingdom these losses can be
carried forward indefinitely; the loss carryforwards in the United States will expire in 2012 and 2013. Certain restrictions may apply to the use of these loss carryforwards in the event of a change in control of the Company.

An audit of the Canadian income tax returns of the Canadian subsidiary for the 1987 to 1989 taxation years was completed during fiscal year 1994, resulting in additional tax being levied against the Canadian subsidiary. The Company has appealed these reassessments and, pending the outcome of these matters, the Company, by Canadian law, was required to pay one-half of the tax in dispute. The tax levied by Revenue Canada in reassessing those years was offset by refunds arising from the carryback of losses incurred in subsequent years. Depending on the ultimate resolution of these issues, the Company could potentially have an additional liability in the range of $0 to $11,700,000. The Company believes it has meritorious arguments in defense of the issues raised by Revenue Canada and it is in the process of vigorously defending its position.
It is management's determination that no additional provision need be recorded for these reassessments. In order for the Company to succeed in appealing certain aspects of these reassessments, it must succeed in defending the possible reassessments discussed in the paragraph immediately below.

The Company was advised in August, 1995 that Revenue Canada intended to extend the scope of its 1987 to 1989 reassessments to raise certain issues flowing from the spin-off of the Company from Tandy in fiscal year 1987. Management disagrees with Revenue Canada's views on these issues and will vigorously defend the Company's position should Revenue Canada pursue these issues. Management believes it has meritorious arguments supporting its stance and, accordingly, no additional provision has been recorded for these possible reassessments. Depending on the ultimate resolution of these issues, the Company could potentially have an additional liability in the range of $0 to $21,000,000. As required by Canadian law, the Company would likely be required to post a deposit of one-half of the tax in dispute, including interest, in order to appeal any reassessment.

An audit of the Canadian income tax returns of the Canadian subsidiary for the 1990 to 1993 taxation years was commenced during the 1995 fiscal year. The Company has been advised that Revenue Canada is challenging certain interest deductions relating to the Canadian subsidiary's former operations in continental Europe and is proposing to tax certain foreign exchange gains related to such operations. Depending on the ultimate resolution of these issues, the Company could potentially have an additional liability in the range of $0 to $25,000,000. Assuming Revenue Canada pursues these issues, in order for the Company to proceed with such appeals, the Company would likely be required to post a cash deposit or letters of credit equal to one-half of the 1990-1993 tax in dispute, together with interest. Notwithstanding that the Company is still in discussions with Revenue Canada regarding these issues, Revenue Canada and certain provincial jurisdictions were required to issue protective reassessments for one of the years because the time period during which such reassessment could legally be issued was about to expire. The amount of these reassessments, including interest, is approximately $15,300,000. These amounts relate to the 1992 taxation year only and are reflected in the range described immediately above. The Company has appealed these reassessments and, as indicated above, would normally be required to post a cash deposit equal to one-half of the reassessments, pending the outcome of such appeal. However, Revenue Canada has agreed to defer the posting of such deposit pending the outcome of ongoing discussions on this particular issue. Revenue Canada has further agreed to accept a letter of credit in lieu of a cash deposit should it be necessary for the Company to actively proceed with its appeal. The Company has requested a similar deferral from the relevant provincial authorities and reasonably expects that such deferral will be approved. The Company believes that reassessments of the remaining years under review could be received during fiscal year 1999. Management believes it has meritorious arguments in support of the deductibility of such interest and in support of its treatment of the foreign exchange gains and is prepared to vigorously defend its position should the Canadian tax authorities proceed with such a challenge. Accordingly, it is management's assessment that no additional provision need be recorded for these possible claims.

It is not practical for management to make any reasonable determination of when any of the above issues will ultimately be resolved.

An audit of the French branch of the Canadian subsidiary by the French Tax authorities had previously been completed, resulting in an assessment of approximately $2 million. The Company appealed this assessment and this matter was resolved during fiscal year 1998 at no cost to the Company.

An audit of the Company's United States income tax returns by the Internal Revenue Service for the 1990-1993 taxation years is in process.

NOTE 9  COMMITMENTS AND CONTINGENCIES

The Company leases virtually all of its retail space under operating leases with terms ranging from three to twenty-five years. Canadian leases are normally based on a minimum rental plus a percentage of store sales in excess of a stipulated base. The remainder of InterTAN's store leases generally provide for fixed monthly rent adjusted periodically using inflation indices and rent reviews.

In fiscal years 1998, 1997 and 1996 minimum rents, including immaterial contingent rents and sublease rental income, were $38,297,000, $36,365,000 and $34,033,000, respectively. Future minimum rent commitments at June 30, 1998 for all long-term non-cancelable leases (net of immaterial sublease rent income) are as follows (in thousands):

----------------------------------------------------
1999    $31,772     2002                 20,062
2000     28,499     2003                 16,300
2001     24,160     2004 and thereafter  78,106

----------------------------------------------------

Apart from the matters described in Notes 2 and 8, there are no material pending legal proceedings or claims other than routine litigation incidental to the Company's business to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

NOTE 10     FINANCIAL INSTRUMENTS

Other than debt instruments, management believes that the book value of the Company's financial instruments recorded on the balance sheet approximates their estimated fair value based on their nature and generally short maturity; such instruments include cash and short-term investments, accounts receivable and short-term bank borrowings. The estimated fair values of the Company's long-term debt instruments are shown in the table below (in thousands):

                              JUNE 30, 1998           June 30, 1997
                          BOOK       ESTIMATED      Book     Estimated
                          VALUE      FAIR VALUE     value    fair value

------------------------------------------------------------------------
Note payable
 to Tandy               $     --     $     --     $ 24,353    $ 24,274
Discount on
 Tandy note                   --           --         (975)         --
 ........................................................................

Carrying value of
 note payable
 to Tandy               $     --     $     --     $ 23,378    $ 24,274

------------------------------------------------------------------------

9% convertible
 subordinated
 debentures             $ 38,706     $ 41,415     $ 41,138    $ 39,492

------------------------------------------------------------------------

The estimated fair value of the note payable to Tandy at June 30, 1997 has been determined by discounting the related cash flows using management's estimate of the Company's incremental borrowing rate for similar issues. This note was paid in full during the year. See Note 4. The estimated fair value of the Debentures is based on market price.

The Company enters into foreign exchange contracts to hedge against exchange rate fluctuations on certain debts, payables and open inventory purchase orders denominated in currencies other than the functional currency of the issuing entity. All foreign exchange contracts are written with major international financial institutions. Except for the opportunity cost of future currency values being more favorable than anticipated, the Company's risk in those transactions is limited to the cost of replacing the contracts at current market rates in the event of nonperformance by the counterparties. The Company believes its risk of counterparty nonperformance is remote, and any losses incurred would not be material. At June 30, 1998 and 1997, the Company had approximately $6,750,000 and $10,280,000, respectively, of foreign exchange contracts outstanding with a market value of approximately $(54,000) and $190,000, respectively. Maturity on these contracts outstanding at June 30, 1998 ranged from one to five months from fiscal year-end.

NOTE 11  EMPLOYEE BENEFIT PLANS

The Company's Stock Purchase Program is available to most employees. Each participant may contribute from 1% to 10% of annual compensation. The Company matches from 40% to 80% of the employee's contribution depending on the length of the employee's participation in the program. Shares are provided to the plan either by periodic purchases on the open market or by the Company issuing new shares.

Under the InterTAN Canada Ltd. Employee Savings Plan (the "Savings Plan"), a participating employee may contribute 5% of annual compensation into the plan. The Company matches 80% of the employee's contribution. The Savings Plan is available to most Canadian employees who have been employed at least two years. An employee may also elect to contribute an additional 5% of annual compensation to the plan which is not matched by the employer. The Company's contributions are fully vested at the end of each calendar quarter. An Administrative Committee appointed by the Company's Board of Directors directs the investment of the plan's assets, a significant portion of which are invested in InterTAN, Inc. common stock.

The InterTAN, Inc. 401(k) Plan is available to all U.S. employees who have completed at least two months service with the Company. Eligible employees may contribute, subject to statutory limits, up to 14% of their salary to the plan. The Company matches the employee contributions to a maximum of 4% of salary. Fifty percent of the Company's contributions vest in the first year with full vesting after an employee has completed two years of service with the Company. Employees have a number of investment options available to them within the plan, one of which is InterTAN, Inc. common stock.

The aggregate cost of these plans included in other selling, general and administration expense totaled $1,640,000, $1,701,000 and $1,811,000 in 1998,
1997 and 1996, respectively.

InterTAN U.K. Limited maintains a defined benefit pension plan that covers substantially all the Company's employees in the United Kingdom. Pension benefits are based on each employee's compensation level and length of service. The Company's policy is to fund its pension obligations in conformity with the funding requirements of applicable laws and governmental regulations. The pension plan's assets are primarily invested in equity, fixed income and property funds, the values of which are subject to fluctuations in the securities markets in the United Kingdom and elsewhere.

The funded status of the InterTAN U.K. Limited pension plan and the related amounts recognized in the Company's consolidated financial statements are as follows:

                                                              1998      1997
------------------------------------------------------------------------------
Accumulated benefit obligation, vested                      $ 8,642   $ 6,298
Effects of projected compensation increases                   1,294       942
 ..............................................................................
Projected benefit obligation                                  9,936     7,240
Fair value of plan assets                                     9,913     8,417
 ..............................................................................
Plan assets in excess of projected benefit obligation           (23)    1,177
Net actuarial (gains) losses not yet recognized in the
  balance sheet                                              (1,057)      533
 ..............................................................................
Prepaid pension costs at June 30                            $ 1,034   $   644
------------------------------------------------------------------------------

Net pension expense and the related assumptions used consists of the following (in thousands):

                                             1998         1997         1996
-----------------------------------------------------------------------------

Service cost                                 $ 393        $ 341        $ 330
  benefits earned during the year
Interest accrued on projected                  630          508          426
  benefit obligation
Assumed return on plan assets                 (902)        (844)        (669)
Net actuarial loss amortization                (64)         (63)         (45)
 .............................................................................
Net pension expense                          $  57        $ (58)       $  42
-----------------------------------------------------------------------------


                                           1998       1997      1996
----------------------------------------------------------------------

Assumptions used:
Discount rate                              6.5%       8.5%       9.0%
Compensation increase rate                 4.5%       5.5%       6.0%
Long-term rate of return on plan assets    8.5%      10.5%      11.0%
----------------------------------------------------------------------

NOTE 12    STOCK OPTION PLANS

In 1986 and 1996 the Company adopted employee stock option plans (the "1986 Stock Option Plan" and the "1996 Stock Option Plan") under which the Organization and Compensation Committee of the Board of Directors may grant options to key management employees to purchase up to an aggregate of 800,000 and 1,500,000 shares, respectively, of the Company's common stock. Incentive options granted under these plans are exercisable on a cumulative basis equal to one-third for each year outstanding; unless otherwise specified by the Committee, nonstatutory options issued under the plans are exercisable on a cumulative basis equal to 20% for each year outstanding. Upon death or disability of an optionee, all options then held become immediately exercisable for one year, and upon retirement, at age 50 or older, the Committee may accelerate the dates at which the outstanding options may be exercised. Options under these plans generally expire ten years after the date of grant. The exercise price of the options granted is determined by the Committee, but cannot be less than 100% of the market price of the common stock at the date of grant.

At June 30, 1998, options to purchase 391,699 shares were outstanding under the 1986 Stock Option Plan. While options outstanding under this plan will remain in force until they are exercised, canceled or expire, no further options may be granted. At June 30, 1998, options to purchase 447,800 shares were outstanding under the 1996 Stock Option Plan and 1,052,200 options were available for future grant.

In 1991, the Company adopted the Non-Employee Director Stock Option Plan (the "Director Plan") under which each non-employee director was granted an option, exercisable immediately, to purchase 25,000 shares of the Company's common stock. Upon election, all new non-employee directors are granted an option to purchase 25,000 shares of the Company's common stock. Options granted under the Director Plan are exercisable at a price equal to 100% of the market price of the common stock at the date of grant. The options generally expire ten years after the date of grant unless the optionee ceases to be a non-employee director, in which case the options expire one year after the date of cessation. Common stock issued under the Director Plan cannot exceed 200,000 shares. At June 30, 1998, options to purchase 175,000 shares were outstanding under the Director Plan and 25,000 options were available for future grant.

A summary of transactions relating to these stock option plans is summarized in the following tables:

Summary of Stock Option Transactions

                                           1998                     1997                       1996
-------------------------------------------------------------------------------------------------------------
                                                WEIGHTED-                Weighted-                  Weighted-
                                                AVERAGE                  Average                    Average
                                                EXERCISE                 Exercise                   Exercise
                                     OPTIONS     PRICE        Options     Price         Options      Price
-------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year     785,500    $ 6.94        650,833    $ 7.27          650,000    $ 6.97
Grants                               277,000    $ 5.31        209,500    $ 5.94          210,000    $ 7.55
Exercised                                --        --             --        --          (118,000)   $ 6.44
Forfeited                            (48,001)   $ 6.95        (74,833)   $ 7.01          (91,167)   $ 6.83
 .............................................................................................................
Outstanding at end of year         1,014,499    $ 6.49        785,500    $ 6.94          650,833    $ 7.27
-------------------------------------------------------------------------------------------------------------

Exercisable at end of year           585,496    $ 6.96        439,331    $ 7.10          303,167    $ 7.01
-------------------------------------------------------------------------------------------------------------

Weighted-average fair value
  of options granted                 $3.30                     $3.71                      $4.67
  during the year
-------------------------------------------------------------------------------------------------------------

FIXED PRICE STOCK OPTIONS

                              OPTIONS       WEIGHTED-     WEIGHTED-      OPTIONS      WEIGHTED-
                            OUTSTANDING      AVERAGE       AVERAGE     EXERCISABLE     AVERAGE
                                AT           REMAING       EXERCISE        AT          EXERCISE
 RANGE OF EXERCISE         JUNE 30, 1998   LIFE (YEARS)     PRICE     JUNE 30, 1998     PRICE
     PRICES
-----------------------------------------------------------------------------------------------
$3.50  -  $5.94               329,000         9.00         $ 5.33         73,666        $ 4.94
$6.00  -  $8.19               685,499         6.96         $ 7.07        511,830        $ 7.25
 ...............................................................................................
                            1,014,499         7.62         $ 6.51        585,496        $ 6.96
-----------------------------------------------------------------------------------------------

As discussed in Note 1, the Company measures the expense associated with stock-based compensation using the intrinsic value method. Accordingly, because the exercise price of the stock options granted is equal to the market price of the common stock on the date of grant, no compensation expense has been recognized with respect to stock options granted during fiscal years 1998, 1997 or 1996. Had the Company adopted the fair value method of recognizing stock-based compensation, the estimated fair value of the options granted would have been amortized to compensation expense over the vesting period. Pro forma information is presented below as if the Company had adopted the fair value method.

                                       1998                            1997                            1996
---------------------------------------------------------------------------------------------------------------------
(In thousands, except            AS           PRO                 As           Pro                As           Pro
   per share amounts)         REPORTED       Forma             Reported       Forma            Reported       Forma
---------------------------------------------------------------------------------------------------------------------
Net loss                     $(12,773)     $(13,513)          $(16,609)     $(17,172)          $(2,241)     $( 2,417)

Basic and diluted net
  loss per average
  common share               $  (1.05)     $  (1.11)          $  (1.45)     $  (1.50)          $ (0.21)     $  (0.22)
---------------------------------------------------------------------------------------------------------------------

For purposes of the pro forma information above, the fair value of each option granted for each year was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for fiscal years 1998, 1997 and 1996, respectively: expected volatility of 54.1%, 53.9% and 54.1%, risk free interest rates of 5.9%, 6.2% and 5.6%, expected lives of seven years for all three years and expected dividend yields of 0.0% for all three years.

The above pro forma information is not indicative of future amounts as the pro forma amounts do not include the impact of stock options granted prior to fiscal year 1996 and additional awards are anticipated in the future.

NOTE 13  PREFERRED STOCK PURCHASE RIGHTS

In December, 1986, the Board of Directors adopted a shareholder rights plan, which expires in September, 1999, and declared a dividend of one right for each outstanding share of InterTAN common stock. The plan was amended in October, 1987 and September, 1989. The rights are represented by the Company's common stock certificates; and if they become exercisable, will entitle holders to purchase one one-hundredth of a share of InterTAN Series A Junior Participating Preferred Stock for a purchase price of $175 (subject to adjustment). The rights become exercisable and will trade separately from the common stock only upon the date of a public announcement that a person, entity or group ("person") has acquired 20% or more of InterTAN's outstanding common stock without the prior approval of the Company ("Acquiring Person"), or 10 days after the commencement or the public announcement of an offer which would result in any person becoming an Acquiring Person. In the event that an Acquiring Person becomes the beneficial owner of 20% or more of the common stock of the Company, the rights will be exercisable for InterTAN equity securities with a fair market value (as determined under the rights plan) equal to $350. In accordance with the terms of the rights plan, the rights are redeemable at a price of $0.03 per right.

NOTE 14  GEOGRAPHIC AREAS

The Company operates in one industry segment: consumer electronics retailing. The principal geographic areas of InterTAN's operations are Canada, Australia and the United Kingdom.

As previously discussed in Notes 2 and 6, the operating losses in the United Kingdom for fiscal years 1998 and 1997 include a restructuring charge and a non-cash impairment charge of $12,712,000 and $10,042,000, respectively. The operating loss for 1998 also included an inventory writedown of $2,325,000 associated with the restructuring plan.

The following table shows net sales, operating profit and identifiable assets by geographic area for fiscal years 1998, 1997 and 1996 (in thousands). Transfers between geographic areas were immaterial.

                                       United
                                       Canada   Australia Kingdom    Total
=============================================================================
JUNE 30, 1998
Net sales and operating revenues      $270,675  $ 98,171  $172,528  $541,374
Other income (loss)                        (30)      340       201       511
 .............................................................................
 Net sales and other income           $270,645  $ 98,511  $172,729  $541,885

-----------------------------------------------------------------------------
Operating profit (loss)               $ 23,233  $  5,710  $(21,804) $  7,139
General corporate expenses                                            (4,779)
Foreign currency transaction gains                                       761
Interest expense, net                                                 (5,464)
 .............................................................................
 Loss before income taxes                                           $ (2,343)

-----------------------------------------------------------------------------
Identifiable assets                   $111,496  $ 45,675  $ 64,246  $221,417
Corporate assets                                                       2,130
 .............................................................................
 Total assets                                                       $223,547

-----------------------------------------------------------------------------
June 30, 1997
Net sales and operating revenues      $251,907  $102,628  $164,783  $519,318
Other income                                 9       363       268       640
 .............................................................................
 Net sales and other income           $251,916  $102,991  $165,051  $519,958

-----------------------------------------------------------------------------
Operating profit (loss)               $ 18,826  $  4,721  $(23,147) $    400
General corporate expenses                                            (4,201)
Foreign currency transaction gains                                       610
Interest expense, net                                                 (6,663)
 .............................................................................
 Loss before income taxes                                           $ (9,854)

-----------------------------------------------------------------------------
Identifiable assets                   $123,244  $ 51,640  $ 69,959  $244,843
Corporate assets                                                       9,464
 .............................................................................
 Total assets                                                       $254,307

-----------------------------------------------------------------------------
June 30, 1996
Net sales and operating revenues      $249,413  $ 93,896  $163,136  $506,445
Other income                                41       426       435       902
 .............................................................................
 Net sales and other income           $249,454  $ 94,322  $163,571  $507,347

-----------------------------------------------------------------------------
Operating profit (loss)               $ 21,274  $  2,777  $ (7,807) $ 16,244
General corporate expenses                                            (4,615)
Foreign currency transaction gains                                       338
Interest expense, net                                                 (6,709)
 .............................................................................
 Income before income taxes                                         $  5,258

-----------------------------------------------------------------------------
Identifiable assets                   $126,515  $ 48,839  $ 75,948  $251,302
Corporate assets                                                      10,331
 .............................................................................
 Total assets                                                       $261,633
-----------------------------------------------------------------------------

NOTE 15  QUARTERLY DATA (UNAUDITED)
                                                     Quarter ended
                                                      September 30
(In thousands, except per share data)               1997       1996

=========================================================================

Net sales and operating revenues                 $121,709    $112,287
Other income                                           92         141
 .........................................................................
                                                 121, 801     112,428
Operating costs and expenses:
  Cost of products sold                            67,819      61,557
  Selling, general and administrative expenses     51,360      50,847
  Depreciation and amortization                     1,919       2,217
  Impairment of long-lived assets                      --          --
  Provision for business restructuring                 --          --
 .........................................................................
                                                  121,098     114,621
 .........................................................................

Operating income (loss)                               703      (2,193)
Foreign currency transaction (gains) losses           (80)       (195)
Interest expense, net                               1,643       1,597
 .........................................................................

Income (loss) before income taxes                    (860)     (3,595)
Provision for income taxes                          2,049       1,012
 .........................................................................
                                                  $(2,909)    $(4,607)

-------------------------------------------------------------------------

Basic net income (loss) per average
   common share                                   $ (0.24)    $ (0.41)

Diluted net income (loss) per average
   common share/1/                                $ (0.24)    $ (0.41)
 .........................................................................

Average common shares outstanding                  11,924      11,231

Average common shares outstanding
   assuming dilution                               11,924      11,231

-------------------------------------------------------------------------

/1/ The sum of diluted earnings per share for the four quarters ended June 30, 1998 and 1997 does not equal the diluted earnings per share as reported for the respective years, primarily because the Company's convertible debentures were dilutive in the second quarter, but anti-dilutive in all other quarters and for each year as a whole.

   Quarter ended          Quarter ended           Quarter ended
    December 31              March 31                June 30
 1997        1996        1998        1997        1998        1997

------------------------------------------------------------------------
$192,559    $190,934    $117,117    $109,555    $109,989    $106,542
     259         115          66         289          94          95

 ........................................................................
 192,818     191,049     117,183     109,844     110,083     106,637

 110,586     108,976      68,510      58,802      61,019      57,500
  62,701      64,895      49,425      50,766      47,972      50,703
   1,873       2,379       1,789       2,566       1,840       2,509
      --          --          --          --          --      10,042
      --          --      12,712          --          --          --
 .........................................................................
 175,160     176,250     132,436     112,134     110,831     120,754

 .........................................................................
  17,658      14,799     (15,253)     (2,290)       (748)    (14,117)
    (658)       (731)        158         124        (181)        192
   1,893       1,908         923       1,503       1,005       1,655

 .........................................................................

  16,423      13,622     (16,334)     (3,917)     (1,572)    (15,964)
   5,076       4,145       1,438       1,216       1,867         382

 .........................................................................

$ 11,347    $  9,477    $(17,772)   $ (5,133)   $ (3,439)   $(16,346)

-------------------------------------------------------------------------
$   0.94    $   0.83    $  (1.46)   $  (0.45)   $  (0.28)   $  (1.40)

$   0.55    $   0.50    $  (1.46)   $  (0.45)   $  (0.28)   $  (1.40)

 .........................................................................

  12,024      11,366      12,208      11,527      12,358      11,706

  19,814      20,317      12,208      11,527      12,358      11,706

-------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been no change in independent accountants and no disagreement with any independent accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during the period since the end of fiscal year 1997.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information called for by this Item with respect to directors and executive officers has been omitted pursuant to General Instruction G(3) to Form 10-K. This information is incorporated by reference from the 1998 definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION.

The information called for by this Item with respect to executive compensation has been omitted pursuant to General Instruction G(3) to Form 10-K. The information is incorporated herein by reference from the 1998 definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information called for by this Item with respect to security ownership of certain beneficial owners and management has been omitted pursuant to General Instruction G(3) to Form 10-K. This information is incorporated by reference from the 1998 definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information called for by this Item with respect to certain relationships and transactions with management and others has been omitted pursuant to General Instruction G(3) to Form 10-K. This information is incorporated by reference from the 1998 definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Documents filed as part of this report:

         (1) Financial Statement Schedules:

             Financial Statement Schedule II is filed herewith.

             All other financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or Management's Discussion and Analysis of Financial Condition and Results of Operations.

         (2) Exhibits required by Item 601 of Regulation S-K:


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

                  3(b)(iii)  Amended and Restated Bylaws (Filed as Exhibit
                             3(b)(iii) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1996 and incorporated herein by reference) .

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

                  10(c) Retirement Agreement dated March 3, 1997 between InterTAN, Inc. and James Michael Wood (Filed as
                             Exhibit 10(c) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1997 and incorporated herein by reference).

                  10(d) Employment Agreement between InterTAN, Inc. and James T. Nichols dated January 1, 1995 (Filed as
                             Exhibit 10(ii) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1995 and incorporated herein by reference).

                  10(e) Employment Agreement dated November 29, 1997 between InterTAN, Inc. and Brian E. Levy (Filed as
                             Exhibit 10(a) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1997 and incorporated herein by reference).

                  10(f) Employment Agreement between InterTAN, Inc. and David S. Goldberg dated February 3, 1995 (Filed as
                             Exhibit 10(iii) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1995 and incorporated herein by reference).

                  10(g) Employment Agreement between InterTAN, Inc. and John A. Capstick dated February 20, 1995 (Filed as
                             Exhibit 10(iv) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1995 and incorporated herein by reference).

                  10(g)(i) Letter dated December 6, 1995 extending term of employment agreement for John A. Capstick (Filed as Exhibit 10(b) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1995 and incorporated herein by reference).

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

                  10(j) Minutes of Settlement dated April 13, 1995 between InterTAN, Inc. and James B. Williams (Filed as
                             Exhibit 10(k) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

                  10(k) Retirement and Severance Agreement dated July 31, 1994 between InterTAN, Inc. and Louis G. Neumann (Filed as Exhibit 10(l) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

                  10(l) Merchandise Agreement dated October 15, 1993 between InterTAN, Inc., InterTAN Canada Ltd., InterTAN U.K. Limited, InterTAN Australia Ltd., Technotron Sales Corp. Pty. Limited, Tandy Corporation and A&A International, Inc. (Filed as
                             Exhibit 10(m) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1993 and incorporated herein by reference).

                  10(l)(i) First Amendment to Merchandise Agreement dated November 1, 1993 (Filed as Exhibit 10(m)(i) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1994 and incorporated herein by reference).

                  10(l)(ii)  Second Amendment to Merchandise Agreement dated
                             October 2, 1995 (Filed as Exhibit 10 to InterTAN's Quarterly Report on Form 10-Q for quarter ended September 30, 1995 and incorporated herein by reference).

                  10(l)(iii) Third Amendment to Merchandise Agreement dated
                             February 1, 1996 (Filed as Exhibit 10(b) to
                             InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1996 and incorporated herein by reference).

                  10(l)(iv)  Fourth Amendment to Merchandise Agreement dated
                             July 1, 1996 (Filed as Exhibit 10(b) to InterTAN's Quarterly Report on Form 10-Q for quarter ended September 30, 1996 and incorporated herein by reference).

                  10(l)(v) Fifth Amendment to Merchandise Agreement dated September 2, 1997 (Filed as Exhibit 10(b) to InterTAN's Quarterly Report on Form 10-Q for quarter ended September 30, 1997 and incorporated herein by reference).

                  10(m) License Agreement dated November 4, 1993 between Tandy Corporation and InterTAN Australia Ltd. (Filed as Exhibit 10(n) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1993 and incorporated herein by reference).

                  10(n) License Agreement dated November 4, 1993 between Tandy Corporation and InterTAN U.K. Limited (Filed as Exhibit 10(o) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1993 and incorporated herein by reference).

                  10(n)(i) First Amendment to License Agreement (United Kingdom) between InterTAN U.K. Limited and Tandy Corporation dated April 21, 1995 (Filed as Exhibit 10(o)(i) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

                  10(o) License Agreement dated November 4, 1993 between Tandy Corporation and InterTAN Canada Ltd. (Filed as Exhibit 10(p) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1993 and incorporated herein by reference).

                  10(o)(i) First Amendment to License Agreement (Canada) between InterTAN Canada Ltd. and Tandy Corporation dated March 24, 1995 (Filed as Exhibit 10(i) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1995 and incorporated herein by reference).

                  10(o)(ii)  Second Amendment to License Agreement (Canada),
                             Second Amendment to License Agreement (United Kingdom), and First Amendment to License Agreement (Australia and New Zealand), each dated November 9, 1995 (Filed as Exhibit 10(a) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1995 and incorporated herein by reference).

                  10(o)(iii) Third Amendment to License Agreement (Canada),
                             Third Amendment to License Agreement (United
                             Kingdom), and Second Amendment to License Agreement (Australia and New Zealand), each dated June 26, 1996 (Filed as Exhibit 10(p)(iii) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1996 and incorporated herein by reference).

                  10(p) Loan Agreement dated to be effective December 22, 1997 among InterTAN, Inc., InterTAN Canada Ltd., InterTAN U.K. Limited, Bank of America Canada, Bank of America N.T. & S.A. (London England Branch Office) and certain other Lenders as identified therein (Filed as Exhibit 10(c) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1997 and incorporated herein by reference).

                  10(p)(i) Form of Rectification and Amendment No.1 to Loan Agreement dated to be effective February 24, 1998 (Filed as Exhibit 10(a) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1998 and incorporated herein by reference).

                  10(q) Form of Omnibus Termination Agreement dated December 30, 1997 between, among others, InterTAN, Inc. and Tandy Corporation (Filed as Exhibit 10(b) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1997 and incorporated herein by reference).

                  10(r) InterTAN Advertising Agreement and first amendment thereto (Filed as Exhibit 10(s) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

                  10(r)(i) Second Amendment to InterTAN Advertising Agreement dated to be effective as of January 1, 1996 (Filed as Exhibit 10(a) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1996 and incorporated herein by reference).

                  10(r)(ii)  Third Amendment to InterTAN Advertising Agreement
                             dated to be effective as of January 1, 1997 (Filed as Exhibit 10(b) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1997 and incorporated herein by reference).

                  10(s) Master Sales Agreement (United Kingdom) dated to be effective as of December 31, 1995, among InterTAN, Inc., InterTAN U.K. Limited, and Tandy Corporation (Filed as Exhibit 10(c) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1995 and incorporated herein by reference).

                  10(t) InterTAN, Inc. 1996 Stock Option Plan and Forms of Stock Option Agreement (Filed as Exhibits 4.6 and 4.7, respectively, to InterTAN's Registration Statement on Form S-8, SEC file number 333-16105, filed on November 14, 1996 and incorporated herein by reference).

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

                  99(a) Letter Agreement dated September 30, 1997 amending Multi-Option Switch Facility (Filed as Exhibit 99 to InterTAN's Quarterly Report on Form 10-Q for quarter ended September 30, 1997 and incorporated herein by reference).

--------------------
* Filed herewith

     (b) No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     InterTAN, Inc.

September 25, 1998                   /s/James T. Nichols
                                     -----------------------------------------
                                     James T. Nichols,
                                     Vice-Chairman and Chief Executive Officer
                                     (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 25th day of September 1998 by the following persons on behalf of InterTAN, Inc. and in the capacities indicated.

Signature                            Title
---------                            -----

/s/James G. Gingerich                Senior Vice President and
-------------------------            Chief Financial Officer
James G. Gingerich                   (Principal Financial Officer)


/s/Douglas C. Saunders               Vice President and
-------------------------            Corporate Controller
Douglas C. Saunders                  (Principal Accounting Officer)


/s/Ron G. Stegall                    Director and
-------------------------            Chairman of the Board
Ron G. Stegall

/s/William C. Bousquette             Director
-------------------------
William C. Bousquette

/s/John A. Capstick                  Director
-------------------------
John A. Capstick

                                     Director
-------------------------
Clark A. Johnson

/s/Walter F. Loeb                    Director
-------------------------
Walter F. Loeb

/s/John H. McDaniel                  Director
-------------------------
John H. McDaniel

/s/W. Darcy McKeough                 Director
-------------------------
W. Darcy McKeough

/s/James T. Nichols                  Director
-------------------------
James T. Nichols

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES



To the Board of Directors of
InterTAN, Inc.


Our audits of the consolidated financial statements referred to in our report dated August 19, 1998, appearing in Item 8 of this Annual Report on Form 10-K, also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/PricewaterhouseCoopers LLP






Fort Worth, Texas
August 19, 1998

                                                                     Schedule II


                                INTERTAN, INC.
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)                                                            YEAR ENDED JUNE 30
                                                             ---------------------------------------------
                                                                 1998            1997             1996
                                                             ------------    ------------    -------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS

              Balance, beginning of year                     $      1,539    $      1,746    $       1,175

              Additions charged to profit and loss                     23              52              599

              Accounts receivable charged off,
                   net of recoveries                                 (334)           (259)             (28)
                                                             ------------    ------------    -------------

              Balance, end of year                           $      1,228    $      1,539    $       1,746
                                                             ============    ============    =============

EUROPEAN BUSINESS RESTRUCTURING RESERVE

              Balance, beginning of year                     $      1,449    $      2,630    $       2,610

              Credited to cost and expense                           -               -                -

              Payments and other dispositions, net                   (568)         (1,181)              20
                                                             ------------    ------------    -------------

              Balance, end of year                           $        881    $      1,449    $       2,630
                                                             ============    ============    =============

UNITED KINGDOM BUSINESS RESTRUCTURING RESERVE

              Balance, beginning of year                     $       -       $       -       $        -

              Credited to cost and expense                         12,712            -                -

              Payments and other dispositions, net                 (3,296)           -                -
                                                             ------------    ------------    -------------

              Balance, end of year                           $      9,416    $       -       $        -
                                                             ============    ============    =============

DEFERRED TAX VALUATION ALLOWANCE

              Balance, beginning of year                     $     39,338    $     30,461    $      28,107

              Additions to valuation allowance                      7,865           8,828            3,610

              Adjustments to valuation allowance                     (666)         (1,656)            (329)

              Reduction in deferred tax assets                     (2,941)           -                (749)

              Foreign exchange rate effects                          (346)          1,705             (178)
                                                             ------------    ------------    -------------

              Balance, end of year                           $     43,250    $     39,338    $      30,461
                                                             ============    ============    =============

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

                  3(b)(iii)  Amended and Restated Bylaws (Filed as Exhibit
                             3(b)(iii) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1996 and incorporated herein by reference) .

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

                  10(c) Retirement Agreement dated March 3, 1997 between InterTAN, Inc. and James Michael Wood (Filed as
                             Exhibit 10(c) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1997 and incorporated herein by reference).

                  10(d) Employment Agreement between InterTAN, Inc. and James T. Nichols dated January 1, 1995 (Filed as
                             Exhibit 10(ii) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1995 and incorporated herein by reference).

                  10(e) Employment Agreement dated November 29, 1997 between InterTAN, Inc. and Brian E. Levy (Filed as
                             Exhibit 10(a) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1997 and incorporated herein by reference).

                  10(f) Employment Agreement between InterTAN, Inc. and David S. Goldberg dated February 3, 1995 (Filed as
                             Exhibit 10(iii) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1995 and incorporated herein by reference).

                  10(g) Employment Agreement between InterTAN, Inc. and John A. Capstick dated February 20, 1995 (Filed as
                             Exhibit 10(iv) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1995 and incorporated herein by reference).

                  10(g)(i) Letter dated December 6, 1995 extending term of employment agreement for John A. Capstick (Filed as Exhibit 10(b) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1995 and incorporated herein by reference).

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

                  10(j) Minutes of Settlement dated April 13, 1995 between InterTAN, Inc. and James B. Williams (Filed as
                             Exhibit 10(k) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

                  10(k) Retirement and Severance Agreement dated July 31, 1994 between InterTAN, Inc. and Louis G. Neumann (Filed as Exhibit 10(l) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

                  10(l) Merchandise Agreement dated October 15, 1993 between InterTAN, Inc., InterTAN Canada Ltd., InterTAN U.K. Limited, InterTAN Australia Ltd., Technotron Sales Corp. Pty. Limited, Tandy Corporation and A&A International, Inc. (Filed as
                             Exhibit 10(m) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1993 and incorporated herein by reference).

                  10(l)(i) First Amendment to Merchandise Agreement dated November 1, 1993 (Filed as Exhibit 10(m)(i) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1994 and incorporated herein by reference).

                  10(l)(ii)  Second Amendment to Merchandise Agreement dated
                             October 2, 1995 (Filed as Exhibit 10 to InterTAN's Quarterly Report on Form 10-Q for quarter ended September 30, 1995 and incorporated herein by reference).

                  10(l)(iii) Third Amendment to Merchandise Agreement dated
                             February 1, 1996 (Filed as Exhibit 10(b) to
                             InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1996 and incorporated herein by reference).

                  10(l)(iv)  Fourth Amendment to Merchandise Agreement dated
                             July 1, 1996 (Filed as Exhibit 10(b) to InterTAN's Quarterly Report on Form 10-Q for quarter ended September 30, 1996 and incorporated herein by reference).

                  10(l)(v) Fifth Amendment to Merchandise Agreement dated September 2, 1997 (Filed as Exhibit 10(b) to InterTAN's Quarterly Report on Form 10-Q for quarter ended September 30, 1997 and incorporated herein by reference).

                  10(m) License Agreement dated November 4, 1993 between Tandy Corporation and InterTAN Australia Ltd. (Filed as Exhibit 10(n) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1993 and incorporated herein by reference).

                  10(n) License Agreement dated November 4, 1993 between Tandy Corporation and InterTAN U.K. Limited (Filed as Exhibit 10(o) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1993 and incorporated herein by reference).

                  10(n)(i) First Amendment to License Agreement (United Kingdom) between InterTAN U.K. Limited and Tandy Corporation dated April 21, 1995 (Filed as Exhibit 10(o)(i) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

                  10(o) License Agreement dated November 4, 1993 between Tandy Corporation and InterTAN Canada Ltd. (Filed as Exhibit 10(p) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1993 and incorporated herein by reference).

                  10(o)(i) First Amendment to License Agreement (Canada) between InterTAN Canada Ltd. and Tandy Corporation dated March 24, 1995 (Filed as Exhibit 10(i) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1995 and incorporated herein by reference).

                  10(o)(ii)  Second Amendment to License Agreement (Canada),
                             Second Amendment to License Agreement (United Kingdom), and First Amendment to License Agreement (Australia and New Zealand), each dated November 9, 1995 (Filed as Exhibit 10(a) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1995 and incorporated herein by reference).

                  10(o)(iii) Third Amendment to License Agreement (Canada),
                             Third Amendment to License Agreement (United
                             Kingdom), and Second Amendment to License Agreement (Australia and New Zealand), each dated June 26, 1996 (Filed as Exhibit 10(p)(iii) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1996 and incorporated herein by reference).

                  10(p) Loan Agreement dated to be effective December 22, 1997 among InterTAN, Inc., InterTAN Canada Ltd., InterTAN U.K. Limited, Bank of America Canada, Bank of America N.T. & S.A. (London England Branch Office) and certain other Lenders as identified therein (Filed as Exhibit 10(c) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1997 and incorporated herein by reference).

                  10(p)(i) Form of Rectification and Amendment No.1 to Loan Agreement dated to be effective February 24, 1998 (Filed as Exhibit 10(a) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1998 and incorporated herein by reference).

                  10(q) Form of Omnibus Termination Agreement dated December 30, 1997 between, among others, InterTAN, Inc. and Tandy Corporation (Filed as Exhibit 10(b) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1997 and incorporated herein by reference).

                  10(r) InterTAN Advertising Agreement and first amendment thereto (Filed as Exhibit 10(s) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

                  10(r)(i) Second Amendment to InterTAN Advertising Agreement dated to be effective as of January 1, 1996 (Filed as Exhibit 10(a) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1996 and incorporated herein by reference).

                  10(r)(ii)  Third Amendment to InterTAN Advertising Agreement
                             dated to be effective as of January 1, 1997 (Filed as Exhibit 10(b) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1997 and incorporated herein by reference).

                  10(s) Master Sales Agreement (United Kingdom) dated to be effective as of December 31, 1995, among InterTAN, Inc., InterTAN U.K. Limited, and Tandy Corporation (Filed as Exhibit 10(c) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1995 and incorporated herein by reference).

                  10(t) InterTAN, Inc. 1996 Stock Option Plan and Forms of Stock Option Agreement (Filed as Exhibits 4.6 and 4.7, respectively, to InterTAN's Registration Statement on Form S-8, SEC file number 333-16105, filed on November 14, 1996 and incorporated herein by reference).

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

                  99(a) Letter Agreement dated September 30, 1997 amending Multi-Option Switch Facility (Filed as Exhibit 99 to InterTAN's Quarterly Report on Form 10-Q for quarter ended September 30, 1997 and incorporated herein by reference).

--------------------
* Filed herewith