Form 10-Q
period 1998-09-30
INTERTAN INC
filed 1998-11-12
CIK 803227

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            Washington, D.C. 20549
                                   FORM 10-Q

--------------------------------------------------------------------------------

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission file number 1-10062


                                InterTAN, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Delaware                                75-2130875
-----------------------------------         ------------------------------------
  (State or other jurisdiction                      (IRS Employer
of incorporation or organization)                 Identification No.)


     201 Main Street, Suite 1805
     Fort Worth, Texas                                  76102
-----------------------------------         ------------------------------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:     (817) 348-9701
                                                    ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        -----       -----

At October 31, 1998, 12,726,819 shares of the registrant's common stock, par value $1.00 per share, were outstanding.

                               TABLE OF CONTENTS

                                    PART I

                                                                          Page

Introductory Note Regarding Forward-Looking Information                     3

ITEM 1 - Financial Statements and Supplementary Data

                Consolidated Statements of Operations                       4

                Consolidated Balance Sheets                                 5

                Consolidated Statements of Cash Flows                       6

                Notes to Consolidated Financial Statements                  7

ITEM 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        12


                                    PART II


ITEM 1 - Legal Proceedings                                                 24

ITEM 4 - Submission of Matters to a Vote of Security Holders               24

ITEM 6 - Exhibits and Reports on Form 8-K                                  25


                                     OTHER

Signatures                                                                 26

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



                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30
                                                     ---------------------------------------------------

                                                               1998                          1997
                                                     ---------------------          --------------------
Net sales and operating revenues...................         $121,844                       $121,709
Other income.......................................               79                             92
                                                     ---------------------------------------------------
                                                             121,923                        121,801
                                                     ---------------------------------------------------

Operating costs and expenses:
 Cost of products sold.............................           68,876                         67,819
 Selling, general and administrative expenses......           47,847                         51,360
 Depreciation and amortization.....................            1,790                          1,919
                                                     ---------------------------------------------------
                                                             118,513                        121,098
                                                     ---------------------------------------------------

Operating income...................................            3,410                            703

 Foreign currency transaction gains................             (412)                           (80)
 Interest expense, net.............................            1,113                          1,643
                                                     ---------------------------------------------------

Income (loss) before income taxes..................            2,709                           (860)
Provision for income taxes.........................            3,004                          2,049
                                                     ---------------------------------------------------

Net loss...........................................         $   (295)                      $ (2,909)
                                                     ===================================================

Basic and diluted net loss per average common share         $  (0.02)                      $  (0.24)

Average common shares outstanding..................           12,524                         11,924



The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
INTERTAN, INC.
--------------------------------------------------------------------------------
(In thousands, except share data)

                                                                SEPTEMBER 30             JUNE 30             SEPTEMBER 30
                                                                    1998                  1998                   1997
                                                             -------------------------------------------------------------
ASSETS
Current Assets:
    Cash and short-term investments........................  $       16,872         $     32,811          $       19,272
    Accounts receivable, less allowance for
      doubtful accounts....................................          12,910                8,539                  13,727
    Inventories............................................         165,298              148,198                 180,401
    Other current assets...................................           7,805                6,690                   7,758
    Deferred income taxes..................................             353                  369                     479
                                                             -------------------------------------------------------------
      Total current assets.................................         203,238              196,607                 221,637
Property and equipment, less accumulated
     depreciation and amortization.........................          26,135               26,228                  27,850
Other assets...............................................             641                  712                   1,076
                                                             -------------------------------------------------------------
                                                             $      230,014         $    223,547          $      250,563
                                                             =============================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Short-term bank borrowings.............................  $       16,864         $      9,172          $       13,759
    Current maturities of notes payable to Tandy
      Corporation..........................................               -                    -                   6,958
    Accounts payable.......................................          31,883               24,274                  29,883
    Accrued expenses.......................................          36,653               38,505                  23,433
    Income taxes payable...................................          16,452               20,955                  14,498
                                                             -------------------------------------------------------------
      Total current liabilities............................         101,852               92,906                  88,531

Long-term notes payable to Tandy Corporation,
    less current maturities................................               -                    -                  13,018
9% convertible subordinated debentures.....................          37,087               38,706                  41,138
Other liabilities..........................................           6,694                5,945                   6,220
                                                             -------------------------------------------------------------
                                                                    145,633              137,557                 148,907
                                                             -------------------------------------------------------------

Stockholders' Equity:
    Preferred stock, no par value, 1,000,000 shares
      authorized, none issued or outstanding...............               -                    -                       -
    Common stock, $1 par value, 40,000,000 shares
      authorized, 12,622,642, 12,474,077 and
      12,009,208 issued and outstanding....................          12,623               12,474                  12,009
    Additional paid-in capital.............................         116,554              115,980                 114,796
    Deficit................................................         (10,545)             (10,250)                   (386)
    Foreign currency translation effects...................         (34,251)             (32,214)                (24,763)
                                                             -------------------------------------------------------------
      Total stockholders' equity...........................          84,381               85,990                 101,656
                                                             -------------------------------------------------------------
Commitments and contingent liabilities.....................
                                                             $      230,014         $    223,547          $      250,563
                                                             =============================================================

The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
INTERTAN, INC.
-------------------------------------------------------------------------------

(In thousands)                                                       THREE MONTHS ENDED
                                                                       SEPTEMBER 30
                                                                  ----------------------
                                                                    1998         1997
                                                                  ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $    (295)   $  (2,909)
     Adjustments to reconcile net loss to
     cash used in operating activities:
       Depreciation and amortization                                  1,790        1,919
       Deferred income taxes                                             --          133
       Foreign currency transaction (gains) losses, unrealized         (318)          26
       Other                                                            559          491

     Cash provided by (used in) current assets and liabilities:
       Accounts receivable                                           (4,703)      (4,175)
       Inventories                                                  (20,173)     (12,600)
       Other current assets                                          (1,358)        (840)
       Accounts payable                                               7,918        2,697
       Accrued expenses                                              (1,301)      (3,202)
       Income taxes payable                                          (3,634)       1,759
                                                                  ---------    ---------

       Net cash used in operating activities                        (21,515)     (16,701)
                                                                  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                               (2,454)      (1,389)
   Proceeds from sales of property and equipment                         43           26
   Other investing activities                                         1,010        1,758
                                                                  ---------    ---------

     Net cash provided by (used in) investing activities             (1,401)         395
                                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Changes in short-term bank borrowings, net                         7,434        4,227
   Proceeds from issuance of common stock to
        employee plans                                                  423          340
   Principal repayments on long-term borrowings                          --       (3,479)
                                                                  ---------    ---------
     Net cash provided by financing activities                        7,857        1,088
                                                                  ---------    ---------

Effect of exchange rate changes on cash                                (880)        (236)
                                                                  ---------    ---------

Net decrease in cash and short-term investments                     (15,939)     (15,454)
Cash and short-term investments, beginning of period                 32,811       34,726
                                                                  ---------    ---------

Cash and short-term investments, end of period                    $  16,872    $  19,272
                                                                  =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements", and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with accounting principles and practices (including consolidation practices) as reflected in InterTAN, Inc.'s ("InterTAN" or the "Company") Annual Report on Form 10-K for the fiscal year ended June 30, 1998, and, in the opinion of the Company, include all adjustments necessary for fair presentation of the Company's financial position as of September 30, 1998 and 1997 and the results of its operations for the three months ended September 30, 1998 and 1997 and its cash flows for the three months ended September 30, 1998 and 1997. Such adjustments are of a normal and recurring nature. Operating results for the three months ended September 30, 1998 are not necessarily indicative of the results that can be expected for the fiscal year ended June 30, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.


NOTE 2    NET INCOME PER AVERAGE COMMON SHARE

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

For the three-month periods ended September 30, 1998 and 1997, basic and diluted losses per average common share were $0.02 and $0.24, respectively, as the effects of the Company's potentially dilutive instruments were anti-dilutive in both periods. The Company's potentially dilutive instruments include its 9% convertible subordinated debentures (the "Debentures"). Under their terms of issuance, the Debentures are convertible into common stock at the rate of
118.731 shares for each Cdn$1,000 face amount of Debentures held, equivalent to about 6,750,000 shares in the aggregate. However, if the Company were to redeem the Debentures after February 28, 2000 by issuing common shares to the holders thereof in accordance with the terms of the Debentures, the dilutive effect of the Debentures would be increased if the fair value of the Company's common stock at the time of redemption were less than the conversion price. Based on the fair market value of the Company's common stock on September 30, 1998 and 1997, this would have resulted in the issuance of 9,610,000 and 8,151,000 shares, respectively, on assumed conversion on those dates. FAS 128 requires that these higher amounts be used in calculating diluted EPS. Had conversion taken place, the net loss for the three-month periods ended September 30, 1998 and 1997 would have been reduced by $886,000 and $1,139,000, respectively, for assumed net reduction in expenses. Also, at September 30, 1998 and 1997, the Company's directors and employees held options to purchase 1,011,500 and 804,666 common shares, respectively, at prices ranging from $3.50 to $8.1875. The dilutive effect of these various instruments could impact earnings per share calculations in future periods, and exchange rate impacts on the Debentures could increase or decrease their dilutive effects.

NOTE 3    UNITED KINGDOM RESTRUCTURING PLAN

As part of the Company's ongoing efforts to improve the financial performance of its United Kingdom operation, in January 1998 a plan to close 69 consistently under-performing stores was approved. See the Company's 1998 Annual Report on Form 10-K for a further discussion of this plan. Revenue and operating losses associated with these stores are shown below (in thousands):


                                    THREE MONTHS ENDED
                                       SEPTEMBER 30
                                      1998      1997
------------------------------------------------------
Revenues                           $     -   $ 5,579
------------------------------------------------------
Operating loss                     $     -   $(1,305)
------------------------------------------------------

In connection with this restructuring plan, a provision of $12,712,000 was recorded during the third quarter of fiscal year 1998, reflecting lease disposal costs, severance costs and other closure costs, including fixture removal and contract termination costs. The following is a summary of the activity within this reserve during the three-month period ended September 30, 1998 (in thousands):

                                            BALANCE                          FOREIGN CURRENCY           BALANCE
                                         JUNE 30, 1998          PAID           RATE EFFECTS        SEPTEMBER 30, 1998
                                         -------------     --------------    ----------------      ------------------
Lease disposal costs                     $   8,639          $  (1,443)        $       128           $    7,324

Severance costs                                250                (93)                  3                  160

Other exit costs                               527               (124)                  7                  410
                                         -------------     --------------    ----------------      ------------------
                                         $   9,416          $  (1,660)        $       138           $    7,894
                                         =============     ==============    ================      ==================

As of June 30, 1998, all 69 stores had closed and substantially all inventory identified for clearance had been sold. All employees affected had either been reassigned within the Company or terminated. A total of eight of the stores identified for closure had leases which expired prior to June 30, 1998. The remaining 61 stores have lease terms remaining of varying periods up to 15 years. A national firm of real estate brokers has been engaged to assist in arranging for the sublet or assignment of these leases to other parties. To date, the Company has disposed of approximately 60% of the 69 locations, either by expiry of the lease or by assignment, including assignments under contract, to a third party. Provision has been made for management's best estimate of the costs of disposing of these leases. The overall economy and other factors affecting the property market in the United Kingdom could cause the actual lease disposal costs to differ from management's current estimates and result in future adjustments.

Management originally estimated that approximately 230 jobs would be lost as a result of this store closure program. As of September 30, 1998, approximately 194 individuals had been terminated. The difference results from unforeseen attrition.

Management believes that the closure of these under-performing stores will improve operations in the United Kingdom. Management will continue to evaluate a variety of operational and strategic initiatives in an effort to mitigate demands placed on consolidated cash resources and improve the return on consolidated stockholders' equity. However, there can be no assurance that such actions will result in an operating profit in the United Kingdom.


NOTE 4    COMPREHENSIVE INCOME (LOSS)

Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income (loss) includes net income
(loss) and the net change in foreign currency translation effects. The comprehensive loss for the three months ended September 30, 1998 and 1997 was $2,332,000 and $5,160,000, respectively.


NOTE 5    INCOME TAXES

The provisions for domestic and foreign income taxes for the three-month periods ended September 30, 1998 and 1997 were $3,004,000 and $2,049,000, respectively. The Company's income tax expense primarily represents Canadian and Australian income tax on the profits earned by its subsidiaries in those countries. No tax is currently payable in the United Kingdom, nor has any benefit been recognized for the accumulated losses in that country.

An audit of the Canadian income tax returns of the Canadian subsidiary for the 1987 to 1989 taxation years was completed during fiscal year 1994, resulting in additional tax being levied against the Canadian subsidiary. The Company has appealed these reassessments and, pending the outcome of these matters, the Company, by Canadian law, was required to pay one-half of the tax in dispute, approximately $6,600,000. The tax levied by Revenue Canada in reassessing those years was offset by refunds arising from the carryback of losses incurred in subsequent years. Depending on the ultimate resolution of these issues, the Company could potentially have an additional liability in the range of $0 to $11,700,000. The Company believes it has meritorious arguments in defense of the issues raised by Revenue Canada and it is in the process of vigorously defending its position. It is management's determination that no additional provision need be recorded for these reassessments

The Company was advised in August, 1995 that Revenue Canada intended to extend the scope of its 1987 to 1989 reassessments to raise certain issues flowing from the spin-off of the Company from Tandy in fiscal year 1987. The Company had previously disclosed that these issues represented a potential loss in the range of $0 to $21,000,000. Management disagreed with Revenue Canada's views on these issues and vigorously defended the Company's position. The Company has recently been advised that Revenue Canada no longer intends to pursue these matters and that no tax will be imposed on the Company.

An audit of the Canadian income tax returns of the Company's Canadian subsidiary for the 1990 to 1993 taxation years was commenced during the 1995 fiscal year. The Company has been advised that Revenue Canada is challenging certain interest deductions relating to the Canadian subsidiary's former operations in continental Europe and is proposing to tax certain foreign exchange gains related to such operations. Depending on the ultimate resolution of these issues, the Company could potentially have an additional liability in the range of $0 to $20,000,000. As a consequence of ongoing discussions with Revenue Canada, the upper end of this range has declined from previous estimates. In order for the Company to appeal any reassessments with respect to these matters, the Company would likely be required to post a cash deposit or letters of credit equal to one-half of the 1990-1993 tax in dispute, together with interest. Notwithstanding that the Company is still in discussions with Revenue Canada regarding these issues, Revenue Canada and certain provincial jurisdictions were required to issue protective reassessments for one of the years because the time period during which such reassessment could legally be issued was about to expire. The amount of these reassessments, including interest, is approximately $15,300,000. These amounts relate to the 1992 taxation year only and are reflected in the range described immediately above. The Company has appealed these reassessments and, as indicated above, would normally be required to post a cash deposit equal to one-half of the reassessments, pending the outcome of such appeal. However, Revenue Canada has agreed to defer the posting of such deposit pending the outcome of ongoing discussions on this particular issue. Revenue Canada has further agreed to accept a letter of credit in lieu of a cash deposit should it be necessary for the Company to actively proceed with its appeal. The Company has requested a similar deferral from the relevant provincial authorities and reasonably expects that such deferral will be approved. The Company believes that reassessments of the remaining years under review could be received during fiscal year 1999. Management believes it has meritorious arguments in support of the deductibility of such interest and in support of its treatment of the foreign exchange gains and will continue to vigorously defend its position. Accordingly, it is management's assessment that no additional provision need be recorded for these possible claims.

It is not practical for management to make any reasonable determination of when the remaining outstanding Canadian tax issues will ultimately be resolved.

An audit of the Company's United States income tax returns by the Internal Revenue Service for the 1990-1993 taxation years is in process.


NOTE 6    SEGMENT REPORTING

Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). The table below summarizes net sales and operating revenues, operating income (loss) and identifiable assets for the Company's segments. Consolidated operating income (loss) is reconciled to the Company's income (loss) before income taxes (in thousands):

                     NET SALES AND OPERATING REVENUES AND
                      OPERATING INCOME (LOSS) BY SEGMENT:


                                        THREE MONTHS ENDED
                                           SEPTEMBER 30
                                        1998          1997
                                     ----------    ----------

Net sales and operating revenues
        Canada                       $   65,922    $   63,153
        Australia                        22,497        23,332
        United Kingdom                   33,425        35,224
                                     ----------    ----------
                                     $  121,844    $  121,709
                                     ==========    ==========

Operating income (loss)
        Canada                       $    6,301    $    4,955
        Australia                         1,004           828
        United Kingdom                   (2,404)       (3,854)
                                     ----------    ----------
                                          4,901         1,929
        General corporate expenses       (1,491)       (1,226)
                                     ----------    ----------
Operating income                          3,410           703
Foreign currency transaction gains         (412)          (80)
Interest expense, net                     1,113         1,643
                                     ----------    ----------
Income (loss) before income taxes    $    2,709    $     (860)
                                     ==========    ==========



                        IDENTIFIABLE ASSETS BY SEGMENT

                                     SEPTEMBER 30   JUNE 30   SEPTEMBER 30
                                        1998         1998         1997
                                     ----------   ----------   ----------


Canada                               $  112,043   $  111,496   $  122,841
Australia                                44,650       45,675       44,782
United Kingdom                           71,163       64,246       77,989
Corporate assets                          2,158        2,130        4,951
                                     ----------   ----------   ----------
                                     $  230,014   $  223,547   $  250,563
                                     ==========   ==========   ==========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS
                             ---------------------

InterTAN is engaged in the sale of consumer electronics products primarily through company-operated retail stores and dealer outlets in Canada, the United Kingdom and Australia. The Company's retail operations are conducted through three wholly-owned subsidiaries: InterTAN Australia Ltd., which operates in Australia under the trade name "Tandy Electronics"; InterTAN Canada Ltd., which operates in Canada under the trade name "RadioShack"; and InterTAN U.K. Limited, which operates in the United Kingdom under the "Tandy" trade name. All of these trade names are used under license from Tandy Corporation ("Tandy") of Fort Worth, Texas. In addition, the Company has entered into an agreement in Canada with Rogers Cantel Inc. ("Cantel") to operate telecommunications stores ("Cantel stores") on its behalf. At September 30, 1998, 53 Cantel stores were in operation.

Effective July 1, 1998, the Company adopted Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). All references to "Canada" or "RadioShack Canada", "Australia" or "Tandy Electronics Australia", the "United Kingdom" or "Tandy U.K." or "Corporate Headquarters" refer to the Company's segments, unless otherwise noted. The RadioShack Canada segment includes the results of the Cantel stores described above. The Tandy U.K. segment, in the prior year information, includes the 69 stores closed pursuant to a restructuring plan announced in January, 1998. See "United Kingdom Restructuring Plan" below.

UNITED KINGDOM RESTRUCTURING PLAN

As part of the Company's ongoing efforts to improve the financial performance of its United Kingdom operation, in January 1998 a plan to close 69 consistently under-performing stores was approved. See the Company's 1998 Annual Report on Form 10-K for further discussion of this plan. Revenue and operating losses associated with these stores are shown below (in thousands):


                                    THREE MONTHS ENDED
                                       SEPTEMBER 30
                                      1998      1997
------------------------------------------------------
Revenues                           $     -   $ 5,579
------------------------------------------------------
Operating loss                     $     -   $(1,305)
------------------------------------------------------

In connection with this restructuring plan, a provision of $12,712,000 was recorded during the third quarter of fiscal year 1998, reflecting lease disposal costs, severance costs and other closure costs, including fixture removal and contract termination costs. The following is a summary of the activity within this reserve during the three-month period ended September 30, 1998 (in thousands):

                                            BALANCE                          FOREIGN CURRENCY           BALANCE
                                         JUNE 30, 1998          PAID           RATE EFFECTS        SEPTEMBER 30, 1998
                                         -------------     --------------    ----------------      ------------------
Lease disposal costs                     $   8,639          $  (1,443)        $       128           $    7,324

Severance costs                                250                (93)                  3                  160

Other exit costs                               527               (124)                  7                  410
                                         -------------     --------------    ----------------      ------------------
                                         $   9,416          $  (1,660)        $       138           $    7,894
                                         =============     ==============    ================      ==================

A total of eight of the stores identified for closure had leases which expired prior to June 30, 1998. The remaining 61 stores have lease terms remaining of varying periods up to 15 years. A national firm of real estate brokers has been engaged to assist in arranging for the sublet or assignment of these leases to other parties. To date, the Company has disposed of approximately 60% of the 69 locations, either by expiry of the lease or by assignment, including assignments under contract, to a third party. Provision has been made for management's best estimate of the costs of disposing of these leases. The overall economy and other factors affecting the property market in the United Kingdom could cause the actual lease disposal costs to differ from management's current estimates and result in future adjustments.

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

FOREIGN EXCHANGE EFFECTS

Profit and loss accounts, including sales, are translated from local currency values to U.S. dollars at monthly average exchange rates. During the first quarter of fiscal year 1999, the U.S. dollar strengthened against the Canadian and Australian dollars relative to the comparable values during the first quarter of the prior year. As a result, the same local currency amounts translate into fewer U.S. dollars as compared with the prior year. For example, if local currency sales in Australia in the first quarter of fiscal year 1999 were the same as those in the first quarter of the prior year, the fiscal year 1999 income statement would reflect an 18.6% decrease in sales when reported in U.S. dollars. On the other hand, the U.S. dollar was weaker against the pound sterling during the three-month period ended September 30, 1998 than during the same three-month period a year ago. Consequently, in the United Kingdom, the same local currency amounts translated into more U.S. dollars in the first quarter of fiscal year 1999 compared to the prior fiscal year's first quarter.

The following table outlines, for the three-month period ending September 30, 1998, the percentage change in the weighted average exchange rates of the currencies of the countries in which the company operates as compared to the same three-month period in the prior year:

      ___________________________________

          Canada             (8.6)%

          Australia         (18.6)%

          United Kingdom       1.8%
      ___________________________________


SALES OUTLETS

The number of company-operated stores and dealers at September 30, 1998 and 1997, as well as the number of locations opened and closed during the three-month periods then ended, is presented in the table below:

                                          SALES OUTLETS
                        THREE MONTHS ENDED             THREE MONTHS ENDED
                        SEPTEMBER 30, 1998             SEPTEMBER 30, 1997
                      ----------------------         ----------------------
                      ENDING  OPENED  CLOSED         ENDING  OPENED  CLOSED
CANADA
Company-operated        451*     1       6             450*     -       2
Dealers                 331      2      11             393      4      12
                      ----------------------         ----------------------
                        782      3      17             843      4      14
                      ======================         ======================
AUSTRALIA
Company-operated        217      -       -             217      2       -
Dealers                 126      1       -             140      1       5
                      ----------------------         ----------------------
                        343      1       -             357      3       5
                      ======================         ======================
UNITED KINGDOM
Company-operated        270      3       4             339      1       3
Dealers                 107      3       4             128      3       5
                      ----------------------         ----------------------
                        377      6       8             467      4       8
                      ======================         ======================
TOTAL
Company-operated        938      4      10           1,006      3       5
Dealers                 564      6      15             661      8      22
                      ----------------------         ----------------------
                      1,502     10      25           1,667     11      27
                      ======================         ======================

*At September 30, 1998 and 1997, the Company operated 53 and 54 stores, respectively, on behalf of Cantel. At September 30, 1998, the Company was also testing "store in store" formats in six locations of The Hudson's Bay Company. Since these locations are not company-owned, they are not included in the above table.


NET SALES

Net sales for the quarter ended September 30, 1998 were $121,844,000, an increase of 0.1% over the net sales for the same quarter in the prior year of $121,709,000. Foreign currency effects had a significant impact on this comparison. When the impact of fluctuations in the value of the U.S. dollar in relation to the currencies of the countries in which the Company operates is removed, the sales gain over the same quarter last year increases to 8.3%. Comparative store sales, measured at the same exchange rate, increased by 15.7% from the same quarter in the prior year.

The table which follows shows by country the percentage changes in net sales for the quarter ended September 30, 1998, compared to the corresponding period in the prior year. Changes are presented in both U.S. dollars and local currencies to illustrate the effects of exchange rate fluctuations. The change in comparative store sales, measured at the same exchange rates, is also shown:


                                      NET SALES
                                      ---------
                            PERCENTAGE INCREASE (DECREASE)
                            ------------------------------
                                  THREE MONTHS ENDED
                                  SEPTEMBER 30, 1998
                           LOCAL                    COMPARATIVE
                         CURRENCY        U.S.$         STORE
                        ---------------------------------------
Canada                    14.3 %         4.4 %         15.9%
Australia                 18.4 %        (3.6)%         18.4%
United Kingdom            (6.8)%        (5.1)%         13.6%
                        ---------------------------------------
Consolidated               8.3 %         0.1 %         15.7%
                        =======================================


While the sales improvement in Canada during the quarter was broadly based, cellular telephones and accessories, and computers lead the way. In cellular, the new "pay as you go" programs have proven to be as popular as previously experienced in the United Kingdom and have contributed to improved sales in that category. RadioShack Canada has positioned itself in the market as a premiere supplier of computers and sales have responded to this initiative. The Company's "Your Telephone Store" program also continues to drive growth in the telephone category. Other categories which showed strong sales growth included direct-to-home satellite systems, batteries and toys.

In Australia, the sales growth came from an even broader range of products than in Canada, with gains coming in all core categories. Like Canada, Australia has positioned its stores as a destination of choice for telephones and accessories. This category, together with computers and batteries, were the most significant factors leading to Australia's strong sales performance.

The overall sales reduction in local currency in the United Kingdom reflected a reduction in the number of stores following the restructuring plan implemented in the third quarter of fiscal year 1998. See "United Kingdom Restructuring Plan". However, business in the continuing stores was good, as evidenced by a comparative store sales gain of 13.6%. The effect of the store closures will continue to influence sales comparisons with the prior year until these stores have been closed for a full 12 months. Cellular products, again driven by sales of the popular prepaid airtime models and related airtime cards, produced significant sales increases over the first quarter last year, and this category was the major factor influencing sales performance in the United Kingdom during the quarter.

Management does not believe that inflation or price changes have had a material effect on sales during the three-month periods ended September 30, 1998 and 1997.

GROSS MARGIN AND COST OF PRODUCTS SOLD

The gross margin percentage for the quarter declined to 43.5% from 44.3% in the first quarter of fiscal year 1998, a reduction of 80 basis points. Much of the Company's sales growth during the quarter in all three geographic segments came from aggressively pursuing growth opportunities in certain key product categories which had high consumer demand and were consistent with the

Company's market niche. These products included cellular products, telephones, computers and, in Canada, direct-to-home satellite systems. While these products presented sales growth opportunities, they tend to carry lower than average gross margin percentages, leading to reductions in the gross margin percentage in all three geographic segments. The following is a comparison of the gross margin percentages for the quarter with the prior year for all three countries:

                                         THREE MONTHS ENDED
                                             SEPTEMBER 30

                                         1998            1997
=================================================================

Canada                                  43.4%           44.3%
Australia                               45.6%           47.0%
United Kingdom                          42.3%           42.5%
-----------------------------------------------------------------

Consolidated                            43.5%           44.3%
=================================================================

Management continues to actively pursue a number of initiatives intended to have a positive impact on the gross margin percentage. These include an ongoing emphasis on the sale of electronic accessories and broadening the range in this important category, developing strategic relationships with suppliers offering a stream of residual income associated with the sale of a particular product or service and aggressively pursuing opportunities to grow sales of extended warranty programs. However, management believes that future sales growth opportunities will continue to come primarily from categories with lower than the Company's average margins. This trend will continue to put pressure on the Company's margins.

The positive impact of increased sales was more than offset by the effect of weaker currencies in Canada and Australia. Overall, gross margin dollars for the quarter decreased by $921,000:

           Increase in sales                        $ 4,114,000
           Foreign exchange rate effects             (4,194,000)
           Decrease in margin percentage               (841,000)
                                                    -----------
                                                    $  (921,000)
                                                    ===========


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Total selling, general, and administrative expenses ("SG&A expenses") for the three months ended September 30, 1998 were $47,847,000 compared to $51,360,000 in the first quarter of the prior year, a decrease of $3,513,000. The following table, broken-down by segment, shows that this reduction in total SG&A expenses was substantially attributable to foreign currency effects (in thousands):

                                              FOREIGN       INCREASE (DECREASE)
                       THREE MONTHS ENDED     CURRENCY         MEASURED AT           THREE MONTHS ENDED
                       SEPTEMBER 30, 1997     EFFECTS       SAME EXCHANGE RATES      SEPTEMBER 30, 1998
                       ------------------     --------      -------------------      ------------------
Canada                     $ 21,799           $ (1,877)          $  1,278                 $ 21,200
Australia                     9,890             (1,838)               982                    9,034
United Kingdom               18,459                322             (2,628)                  16,153
Corporate
     Headquarters             1,212                 -                 248                    1,460
                           --------           --------           --------                 --------
                           $ 51,360           $ (3,393)          $   (120)                $ 47,847
                           ========           ========           ========                 ========




The increases in SG&A spending, measured at constant exchange rates, in Canada and Australia result from a number of factors related to sales growth, including store payroll and the royalty payable to Tandy. The scheduled increase in the rate of the royalty payable to Tandy and increases in rents, following scheduled reviews, were also factors. The increase in SG&A expenses at Corporate Headquarters resulted from higher compensation costs and various professional fees. The reduction in SG&A expenses in the United Kingdom resulted primarily from a planned reduction in advertising expense, reflecting a more focused strategy, and the restructuring plan undertaken last year. See "United Kingdom Restructuring Plan".

While SG&A expense increased, measured at the same exchange rates, in certain of the Company's segments, these increases were generally less than the rate of sales growth. Consequently, consolidated SG&A expenses, as a percentage of sales, declined to 39.3% for the three-month period ended September 30, 1998 from 42.2% for the same period in the prior year, an improvement of 2.9 percentage points. The following table compares the SG&A percentage for the quarter with the corresponding amount for the prior year for each of the Company's operating segments:

                                      THREE MONTHS ENDED
                                         SEPTEMBER 30

                                     1998            1997
------------------------------------------------------------

Canada                               32.2%           34.5%
Australia                            40.2%           42.4%
United Kingdom                       48.3%           52.4%
------------------------------------------------------------

FOREIGN CURRENCY TRANSACTION GAINS

Foreign currency transactions gains were $412,000 during the first quarter of fiscal year 1999 compared with gains of $80,000 for the comparable quarter last year.

NET INTEREST EXPENSE

Net interest expense was $1,113,000 for the three months ended September 30, 1998 compared with $1,643,000 for the same quarter last year. The reduction in net interest expense over the first quarter of the prior year results from the effects of the repayment of the note payable to Tandy in December, 1997 and the benefits of the Company's new revolving credit facility. See "Liquidity and Capital Resources". Management also expects these benefits to be evident in the comparison with the prior year during the second quarter of fiscal year 1999, at which time the facility will have been in place for a full 12 months.

PROVISION FOR INCOME TAXES

An income tax provision of $3,004,000 was recorded during the quarter compared with a provision of $2,049,000 recorded in the first quarter of fiscal year 1998. This increase primarily reflects higher profits in Canada and Australia. The unusually high effective tax rate, on a consolidated basis, is due to the fact that the Company received no tax benefit from the operating losses incurred by its U.K. subsidiary. Management expects the consolidated rate of tax to continue to be high at least until profitability is restored in the U.K.


                              FINANCIAL CONDITION
                              -------------------

Most balance sheet accounts are translated from their values in local currency to U.S. dollars at the respective month end rates. The table below outlines the percentage change, to September 30, 1998, in exchange rates as measured against the U.S. dollar:

                       FOREIGN EXCHANGE RATE FLUCTUATIONS
                       ----------------------------------

                         % INCREASE             % INCREASE
                         (DECREASE)             (DECREASE)
                  FROM SEPTEMBER 30, 1997   FROM JUNE 30, 1998
                  ------------------------  -------------------

Canada                     (9.9)                  (4.2)
Australia                 (18.3)                  (4.2)
United Kingdom              5.0                    1.9

INVENTORIES

Inventories have increased from $148,198,000 at June 30, 1998 to $165,298,000 at September 30, 1998. This increase is due in part to the seasonal build-up of inventories as the Company prepares for anticipated higher sales during the Christmas period. Inventories increased in particular in Canada due to a variety of factors, including an expanded product range in the direct-to-home satellite systems and telephones, the introduction of prepaid airtime cellular products, including related airtime cards, and the early arrival of certain Christmas merchandise. The effect of these increases was partially offset by foreign currency effects. Inventories at September 30, 1997 were $180,401,000, indicating a year-on-year reduction of $15,103,000.

Approximately 70% of this reduction relates to foreign currency effects. The balance is due to the effects of the store closure program and other initiatives taken to reduce inventories in the United Kingdom, partially offset by the increases in Canadian inventories as outlined above.

ACCOUNTS RECEIVABLE

Accounts receivable were $12,910,000 at September 30, 1998, up from $8,539,000 at June 30, 1998. This increase is attributable to the seasonal increase in amounts due from dealers as they purchase inventories for the Christmas selling season. Accounts receivables at September 30, 1997 were $13,727,000. The apparent reduction of $817,000 to the September 30, 1998 level is more than attributable to foreign currency effects.

ACCOUNTS PAYABLE

Accounts payable at September 30, 1998 were $31,883,000, compared to $24,274,000 at June 30, 1998. This increase relates to the financing of the seasonal build-up of inventories in advance of the Christmas selling period. Accounts payable at September 30, 1997 were $29,883,000.

ACCRUED EXPENSES

Accrued expenses at September 30, 1998 were $36,653,000, compared to $38,505,000 and $23,433,000 at June 30, 1998 and September 30, 1998, respectively. The increases from the September 30, 1997 level are attributable primarily to the restructuring reserve recorded in the United Kingdom in the third quarter of fiscal year 1998. See "United Kingdom Restructuring Plan". Increases in sales-based accruals in response to higher sales were also a factor.

INCOME TAXES PAYABLE

Income taxes payable were $16,452,000 at September 30, 1998 compared to balances at June 30, 1998 and September 30, 1997 of $20,955,000 and $14,498,000,
respectively.

The reduction from June 30 to September 30, 1998 represents the impact of the payment of the final balance of Canadian income taxes for fiscal year 1998 as well as foreign currency effects, partially offset by the provision for taxes for the first quarter of fiscal year 1999. The increase from September 30, 1997 represents an increase in the level of the provision for taxes in Canada and Australia as a result of improved profitability in those countries, partially offset by foreign currency effects.

The Company's Canadian subsidiary has a number of issues in dispute with the Canadian tax authorities, including:

     (i) Reassessments arising from an audit of RadioShack Canada's income tax returns for the 1987 to 1989 taxation years; and,

     (ii) Actual and possible reassessments relating to the deductibility of certain interest expense and the treatment of certain foreign exchange gains related to the Company's former operations in continental Europe during the 1990 to 1993 taxation years.

Depending on the ultimate outcome of each of these matters, the Company could have additional liabilities in the range of $0 to $11,700,000 and $0 to $20,000,000, respectively. The Company believes it has meritorious arguments in support of its position on each of these issues and, accordingly, no additional provision has been recorded, pending the outcome of these reassessments and possible reassessments. In order to pursue an appeal of any reassessments issued under item (ii) above, the Company would be required to post a cash deposit or, in certain cases, post letters of credit, equal to one-half of the tax under dispute. It is not possible for management to make any reasonable determination of when any of the above issues will ultimately be resolved. See
Note 5 to the Company's Consolidated Financial Statements which appears in Item 1 to this Form 10-Q and is incorporated herein by reference.

An audit of the Company's United States income tax returns by the Internal Revenue Service for the 1990-1993 taxation years is in process.


                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

Operating activities consumed $21,515,000 in cash during the three-month period ended September 30, 1998 compared to $16,701,000 in the corresponding period last year. The seasonal build up of inventories consumed $20,173,000 in cash during the quarter, up from $12,600,000 a year ago. This increase related primarily to an increase in inventory levels in Canada. See "Inventories". The effect of this increased cash outflow was partially offset by a reduction in the net loss for the quarter from $2,909,000 during the three-month period ended September 30, 1997 to $295,000 during the first quarter of fiscal year 1998. In addition, the build-up in accounts payable, directly related to higher inventory levels, preserved $7,918,000 in cash during the three-month period ended September 30, 1998 compared to $2,697,000 during the comparable period a year ago.

Cash flow from investing activities consumed $1,401,000 in cash during the three-month period ended September 30, 1998, while generating $395,000 in cash a year ago. This change results from a planned increase in capital spending as well as a reduction in the liquidation of certain other assets.

Financing activities provided $7,857,000 and $1,088,000 in cash during the quarters ended September 30, 1998 and September 30, 1997, respectively. This increase results in large part from an increase of $3,207,000 in the level of short-term borrowings needed to finance operations in the United Kingdom. In addition, during the first quarter of fiscal year 1998, $3,479,000 in cash had been used in repaying term debt to Tandy (the "Secured Loan Agreement").

The Company's principal sources of liquidity during fiscal year 1999 are its cash and short-term investments, its cash flow from operations and its banking facilities.

In December, 1997, the Company entered into a three-year revolving credit facility with a syndicate of three lenders (the "Syndicated Loan Agreement") in an amount not to exceed $75,000,000 in the aggregate. The amount of credit actually available at any particular time is dependent on a variety of factors, including the level of eligible inventories and accounts receivable of InterTAN Canada Ltd. and InterTAN U.K. Limited (the "Borrowers"). The amount of available credit is then reduced by the amount of trade accounts payable of the Borrowers then outstanding as well as certain other reserves.

The Syndicated Loan Agreement is used primarily to provide letters of credit in support of purchase orders and, from time to time, to finance inventory purchases. At September 30, 1998, there were borrowings against the Syndicated Loan Agreement aggregating $16,864,000 and $3,827,000 was committed in support of letters of credit. There was $32,042,000 of credit available for use at September 30, 1998. The Company's Merchandise Agreement with Tandy permits the Company to support purchase orders with a surety bond or bonds as well as letters of credit. The Company has entered into an agreement with a major insurer to provide surety bond coverage (the "Bond") in an amount not to exceed $15,000,000. Use of the Bond will give the Company greater flexibility in placing orders with Far Eastern suppliers by releasing a portion of the credit available under the Syndicated Loan Agreement for other purposes.

The Company's Australian subsidiaries, InterTAN Australia Ltd. and Technotron Sales Corp. Pty, Ltd., have entered into a credit agreement with an Australian bank (the "Australian Facility"). This agreement established a credit facility in the amount of A$12,000,000 ($7,120,000 at September 30, 1998 exchange rates). The Australian Facility has no fixed term and may be terminated at any time upon five days prior written notice by the lender. All or any part of the facility may be used to provide letters of credit in support of purchase orders. A maximum amount of A$5,000,000 ($2,967,000 at September 30, 1998 exchange rates) may be used in support of short-term borrowings. At September 30, 1998, there were no borrowings outstanding against the Australian Facility; A$6,742,000 ($4,000,000 at September 30, 1998 exchange rates) was committed in support of letters of credit as described above and $3,120,000 of credit was available for use.

The Company's primary uses of liquidity during the balance of fiscal year 1999 will include the building of inventories for the 1998 Christmas selling season, the funding of capital expenditures, the servicing of debt and, possibly, the payment of tax deposits or amounts in settlement of tax reassessments. The Company anticipates that capital additions will approximate $6,000,000 during the balance of fiscal year 1999, mainly related to store expansion, remodeling and upgrading. The Company's debt servicing requirements during the same period are estimated to be approximately $3,000,000 and include interest payments on the Company's 9% convertible subordinated debentures. In addition, management expects to receive additional reassessments during fiscal year 1999 relating to its dispute with Revenue Canada in respect of the 1990-1993 taxation years. See "Income Taxes Payable" and Note 5 to the Company's Consolidated Financial Statements which is included in Item 1 of this Report on Form 10-Q and is incorporated herein by reference. The Company plans to appeal such reassessments; however, in order to do so it will be required to post a cash deposit or letters of credit in an amount equal to one-half of the amount reassessed. While the exact amount of such deposits will not be known until discussions with Revenue Canada, the Company and its advisors have been concluded, management anticipates that the deposit required will be approximately $4,000,000 to $10,000,000.

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

                               YEAR 2000 ISSUES

Management recognizes that many of the Company's information systems and related hardware were designed and developed without considering the impact of the upcoming change in the century ("Year 2000") and that a significant number of InterTAN's computer applications, systems and hardware are requiring modification or replacement to make them compliant with the Year 2000.

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

The Company is employing a variety of internal and external resources to assess and make changes necessitated by Year 2000 issues to its many different systems and equipment. Many of these changes were contemplated in any event as upgrades or replacement of outdated systems and hardware. The Company has determined that its mainframe hardware is Year 2000 compliant in all three countries. In Canada, during fiscal years 1996 and 1997, point-of-sale hardware was replaced with equipment that is Year 2000 compliant. The store operating system was replaced in the third and fourth quarters of fiscal year 1998. Year 2000-related upgrades to back end inventory and warehouse systems have been completed. The Company's third-party-sourced accounting and payroll systems in Canada have been certified as being Year 2000 compliant and are currently in testing. In Australia, the store hardware and operating system were replaced with systems that are Year 2000 compliant during the fourth quarter of fiscal year 1998. The Company is currently evaluating various options to replace the existing back end inventory and accounting systems. It is anticipated that new systems will be in place by the end of fiscal year 1999. In the United Kingdom, the current store hardware has been replaced and new point of sale software will be installed in January, 1999 following the 1998 Christmas selling season. The Company plans to migrate to a version of its integrated back end inventory and accounting systems which is Year 2000 compliant by the end of the third quarter fiscal year 1999. The payroll system used in the United Kingdom will be replaced prior to the end of calendar year 1998.

The Company's current projection is that Year 2000 compliance costs will not exceed $1,000,000.

In the most reasonably likely worst case scenario, the Company's store operating and back end inventory management systems could fail. The consequence of such failure could include the inability to electronically record sales transactions in the Company's stores and a breakdown in the supply chain. Such an occurrence would likely result in a loss of revenue; it is not possible to quantify the possible range of such loss. This would necessitate reverting to a number of manual systems for recording sales, ordering product and replenishing the Company's stores. Management does not currently have a formal documented contingency plan to deal with this scenario. Management anticipates that such a contingency plan will be in place by June 30, 1999.

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


                                 CONTINGENCIES
                                 -------------

Apart from the matters and those described under "United Kingdom Restructuring Plan", "Income Taxes Payable" and "Year 2000 Issues", there are no material pending proceedings or claims, other than routine matters incidental to the Company's business, to which the Company or any of its subsidiaries is a party, or to which any of its property is subject.

PART II - OTHER INFORMATION


ITEM 1    LEGAL PROCEEDINGS

          With the exception of "Year 2000 Issues", the various matters discussed under the heading "Contingencies" on page 23 of this Form 10-Q are incorporated herein by reference.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were put to a vote of the Company's stockholders during the three-month period ended September 30, 1998.

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

              *10(a) First Amendment to Employment Agreement dated July 1, 1998 between InterTAN, Inc. and James T. Nichols.

              *10(b) Letter Agreement dated July 1, 1998 between InterTAN, Inc. and James T. Nichols amending prior stock option agreements.

              *27            Article 5, Financial Data Schedule.

              *99 Letter agreement dated August 3, 1998 amending Multi-Option Switch Facility.



--------------------
*  Filed herewith

     b)   Reports on Form 8-K:

          No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           InterTAN, Inc.
                                           (Registrant)



Date:  November 12, 1998           By: /s/James T. Nichols
                                       -------------------
                                       James T. Nichols
                                       Chief Executive Officer
                                       and Vice Chairman
                                       (Authorized Officer)



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

3(a)(ii) Certificate of Designation, Preferences and Rights of Series A Junior Participating Stock (Filed as Exhibit 3(a)(i) to InterTAN's Preferred Registration Statement on Form 10 and incorporated herein by reference).

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

Exhibit No.                             Description

4(a) Articles Fifth and Tenth of the Restated Certificate of Incorporation (included in Exhibit 3(a)).

4(b) Amended and Restated Rights Agreement reference). between InterTAN Inc. and The First National Bank of Boston (Filed as
               Exhibit 4(b) to InterTAN's report on Form 8-K dated September 25, 1989 and incorporated herein by reference).

4(c) Trust Indenture securing the issue of 9% Convertible Subordinated Debentures due August 30, 2000 (Filed as Exhibit 4(c) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1993 and incorporated herein by reference).

*10(a) First Amendment to Employment Agreement dated July 1, 1998 between InterTAN, Inc. and James T. Nichols.

*10(b) Letter Agreement dated July 1, 1998 between InterTAN, Inc. and James T. Nichols amending prior stock option agreements.

*27            Article 5, Financial Data Schedule.

*99            Letter agreement dated August 3, 1998 amending Multi-Option
               Switch Facility.

--------------------

*  Filed herewith