Form 10-Q
period 1998-12-31
INTERTAN INC
filed 1999-02-16
CIK 803227

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            Washington, D.C. 20549
                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1998 or
                                                          -----------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to _________

Commission file number 1-10062
                       -------


                                InterTAN, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                          75-2130875
 ------------------------------                          ----------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                         Identification No.)


   201 Main Street, Suite 1805
     Fort Worth, Texas                                        76102
   -----------------------------------------               ----------
   (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:     (817) 348-9701
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

At January 31, 1999, 12,905,421 shares of the registrant's common stock, par value $1.00 per share, were outstanding.

                               TABLE OF CONTENTS

                                    PART I

                                                                Page
Introductory note regarding forward-looking information          3

ITEM 1 - Financial Statements and Supplementary Data

          Consolidated Statements of Operations                  4

          Consolidated Balance Sheets                            5

          Consolidated Statements of Cash Flows                  6

          Notes to Consolidated Financial Statements             7

ITEM 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                  14


                                    PART II

ITEM 1 - Legal Proceedings                                      26

ITEM 4 - Submission of Matters to a Vote of Security Holders    26

ITEM 6 - Exhibits and Reports on Form 8-K                       26

                                     OTHER

Signatures                                                      28

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

CONSOLIDATED  STATEMENTS  OF  OPERATIONS
INTERTAN, INC.
(In thousands, except per share data)

                                                     THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                        December 31                              DECEMBER 31
                                             ---------------------------------        ---------------------------------
                                                  1998                1997                 1998                1997
                                             -------------     ---------------        -------------     ---------------
Net sales and operating revenues...........       $198,379            $192,559             $320,223            $314,268
Other income...............................             50                 259                  129                 351
                                                  --------            --------             --------            --------
                                                   198,429             192,818              320,352             314,619
                                                  --------            --------             --------            --------

Operating costs and expenses:
   Cost of products sold...................        112,633             110,586              181,509             178,405
   Selling, general and administrative
     expenses..............................         60,307              62,701              108,154             114,061
   Depreciation and amortization...........          1,830               1,873                3,620               3,792
   Initial costs of disposition of
     United Kingdom subsidiary.............            376                   -                  376                   -
                                                  --------            --------             --------            --------
                                                   175,146             175,160              293,659             296,258
                                                  --------            --------             --------            --------

Operating income...........................         23,283              17,658               26,693              18,361

Foreign currency transaction gains.........            (43)               (658)                (455)               (738)
Interest expense, net......................          1,633               1,893                2,746               3,536
                                                  --------            --------             --------            --------

Income before income taxes.................         21,693              16,423               24,402              15,563
Provision for income taxes.................          7,929               5,076               10,933               7,125
                                                  --------            --------             --------            --------

Net income.................................       $ 13,764            $ 11,347             $ 13,469            $  8,438
                                                  ========            ========             ========            ========

Basic net income per
     average common share..................       $   1.08            $   0.94             $   1.07            $   0.70

Diluted net income per
     average common share..................       $   0.76            $   0.55             $   0.96            $   0.58

Average common shares outstanding..........         12,749              12,024               12,636              11,995

Average common shares outstanding
     assuming dilution.....................         19,461              19,814               15,992              15,891

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
INTERTAN, INC.
--------------------------------------------------------------------------------
(In thousands, except share data)

                                                          DECEMBER 31         June 30         December 31
                                                             1998              1998               1997
                                                          ------------------------------------------------
Assets
Current Assets:
     Cash and short-term investments..................      $ 48,817         $ 32,811           $ 26,025
     Accounts receivable, less allowance
     for doubtful accounts............................        16,370            8,539             16,742
     Inventories......................................       158,779          148,198            169,512
     Other current assets.............................         8,426            6,690              9,126
     Deferred income taxes............................           365              369                  -
                                                          ----------------------------------------------
     Total current assets.............................       232,757          196,607            221,405
Property and equipment, less accumulated
     depreciation and amortization....................        26,253           26,228             26,777
Other assets..........................................           551              712              1,172
                                                          ----------------------------------------------
                                                            $259,561         $223,547           $249,354
                                                          ==============================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Short-term bank borrowings.......................      $ 11,617         $  9,172           $    966
     Accounts payable.................................        33,987           24,274             39,621
     Accrued expenses.................................        48,430           38,505             37,255
     Income taxes payable.............................        21,889           20,955             18,226
                                                          ----------------------------------------------
     Total current liabilities........................       115,923           92,906             96,068

9% convertible subordinated debentures................        36,894           38,706             39,723
Other liabilities.....................................         7,088            5,945              6,152
                                                          ----------------------------------------------
                                                             159,905          137,557            141,943
                                                          ----------------------------------------------

Stockholders' Equity:
     Preferred stock, no par value, 1,000,000
     shares authorized, none issued or
     outstanding......................................             -                -                  -
     Common stock, $1 par value, 40,000,000
     shares authorized, 12,848,973, 12,474,077
     and 12,130,270 issued and outstanding............        12,849           12,474             12,130

     Additional paid-in capital.......................       117,391          115,980            114,429
     Retained earnings (deficit)......................         3,221          (10,250)            10,961
     Foreign currency translation effects.............       (33,805)         (32,214)           (30,109)
                                                          ----------------------------------------------
     Total stockholders' equity.......................        99,656           85,990            107,411
                                                          ----------------------------------------------
Commitments and contingent liabilities................
                                                            $259,561         $223,547           $249,354
                                                          ==============================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
INTERTAN, INC.
-------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                                SIX MONTHS ENDED
                                                                                                 DECEMBER 31
                                                                                      -----------------------------------
                                                                                          1998                 1997
                                                                                      -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income................................................................        $    13,469         $     8,438
      Adjustments to reconcile net income to
      cash provided by operating activities:
        Depreciation and amortization.........................................              3,620               3,792
        Deferred income taxes.................................................                 -                  594
        Foreign currency transaction gains, unrealized........................               (326)             (1,397)
        Other.................................................................              1,086               1,071

      Cash provided by (used in) current assets and liabilities:
        Accounts receivable...................................................             (8,133)             (7,680)
        Inventories...........................................................            (13,643)             (6,975)
        Other current assets..................................................             (2,257)             (2,622)
        Accounts payable......................................................             10,289              13,022
        Accrued expenses......................................................             10,688              11,671
        Income taxes payable..................................................              1,805               6,065
                                                                                      -----------------------------------

        Net cash provided by operating activities.............................             16,598              25,979
                                                                                      -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment.......................................             (4,440)             (3,279)
    Proceeds from sales of property and equipment.............................                 73                  28
    Other investing activities................................................              1,373               2,091
                                                                                      -----------------------------------

      Net cash provided by investing activities...............................             (2,994)             (1,160)
                                                                                      -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Changes in short-term bank borrowings, net................................              2,512              (8,768)
    Proceeds from issuance of common stock to
         employee plans.......................................................                916                 725
    Principal repayments on long-term borrowings..............................                  -             (24,353)
                                                                                      -----------------------------------
      Net cash provided by (used in) financing activities.....................              3,428             (32,396)
                                                                                      -----------------------------------

Effect of exchange rate changes on cash.......................................             (1,026)             (1,124)
                                                                                      -----------------------------------

Net increase (decrease) in cash and short-term investments....................             16,006              (8,701)
Cash and short-term investments, beginning of period..........................             32,811              34,726
                                                                                      -----------------------------------

Cash and short-term investments, end of period................................        $    48,817         $    26,025
                                                                                      ===================================

  The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements", and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with accounting principles and practices (including consolidation practices) as reflected in InterTAN, Inc.'s ("InterTAN" or the "Company") annual report on Form 10-K for the fiscal year ended June 30, 1998, and, in the opinion of the Company, include all adjustments necessary for fair presentation of the Company's financial position as of December 31, 1998 and 1997 and the results of its operations for the three and six months ended December 31, 1998 and 1997 and its cash flows for the six months ended December 31, 1998 and 1997. Such adjustments are of a normal and recurring nature. Operating results for the three and six months ended December 31, 1998 are not necessarily indicative of the results that can be expected for the fiscal year ended June 30, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1998.


NOTE 2    NET INCOME PER AVERAGE COMMON SHARE

Basic earnings per share ("EPS") is calculated by dividing the net income or loss for a period by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution which would occur if securities or other contracts to issue common stock were exercised or converted.

Basic and diluted net income per average common share and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is set out below:

(In thousands, except                                                      THREE MONTHS ENDED
 for per
 share data)
                                             DECEMBER 31, 1998                                         DECEMBER 31, 1997
                         ---------------------------------------------------------    ----------------------------------------------
                             Income                Shares            Per Share            Income          Shares         Per Share
                           (Numerator)          (Denominator)          Amount          (Numerator)      (Denominator)      Amount
                          --------------        --------------     ------------      ---------------    ---------------  -----------
Net Income                      $13,764                                                     $11,347
                          =============                                              ==============
BASIC EPS
Income available to
  common stockholders           $13,764                12,749             $1.08             $11,347             12,024      $   0.94

                                                                  =============                                             ========
EFFECT OF DILUTIVE
 SECURITIES
9% convertible debentures           978(1)              6,703                                  (451)               7,779
Stock options                         -                     9                                     -                   11
                          -------------        --------------                        --------------     ----------------
DILUTED EPS
Income available to
 common
  stockholders including
  assumed conversions           $14,742                19,461              $0.76            $10,896               19,814      $ 0.55
                          =============        ==============      =============     ==============     ================    ========


(In thousands, except                                                  SIX MONTHS ENDED
 for per
share data)
                                              DECEMBER 31, 1998                                 DECEMBER 31, 1997
                            ----------------------------------------------       --------------------------------------------
                               Income           Shares          Per Share             Income           Shares      Per Share
                             (Numerator)     (Denominator)        Amount           (Numerator)      (Denominator)    Amount
                            -----------      -------------      ----------        ---------------  --------------  ----------
Net Income                      $13,469                                                    $8,438
                            ===========                                           ===============
BASIC EPS
Income available to
  common stockholders           $13,469             12,636            $1.07                $8,438      11,995        $  0.70
                                                                ===========                                        =========
EFFECT OF DILUTIVE
 SECURITIES
9% convertible debentures         1,863/(1)/         3,352                                    731/(1)/                 3,890/(2)/

Stock options                         -                  4                                      -                          6
                            -----------      -------------                        ---------------                  ---------
DILUTED EPS
Income available to
 common
  stockholders including
  assumed conversions           $15,332             15,992           $0.96                $9,169       15,891/(2)/     $0.58/(2)/
                            ===========      =============      ==========        ===============     =======      =========

/(1)/ The adjustments relating to the 9% convertible debentures include interest expense, amortization of financing costs and, for the three and six month periods ended December 31, 1997, foreign currency transaction gains and losses.

/(2)/ The adjustment to the average number of shares outstanding for purposes of computing diluted net income per average common share and the computed diluted net income per average common share for the six-month period ended December 31, 1997 have been restated to correct an error in the share adjustment. The share adjustment (in thousands) as originally reported was 7,779. The diluted net income per average common share and the average common shares outstanding assuming dilution as originally reported for the six months ended December 31, 1997 were $0.46 and 19,780, respectively.

The Company's dilutive instruments included its 9% convertible subordinated debentures ("the Debentures"). Under their terms of issuance, the Debentures are convertible into common stock at the rate of 118.731 shares for each Cdn$1,000 face amount of Debentures held, equivalent at December 31, 1998 to about 6,703,000 shares in the aggregate. However, if the Company were to redeem the Debentures after February 28, 2000 by issuing common shares to the holders thereof in accordance with the terms of the Debentures, the dilutive effect of the debentures would be increased if the fair market value of the Company's common stock at the time of redemption were less than the conversion price, resulting in a greater number of shares being issued on assumed conversion. FAS 128 requires that such higher amount, where applicable, be used in calculating diluted EPS. Based on the fair market value of the Company's common stock at December 31, 1998 and 1997, 6,703,000 and 7,779,000 shares, respectively, would have been issued on assumed conversion on those dates. The Debentures were anti-dilutive during the second quarter of fiscal year 1999. The adjustment to shares in the computation of diluted EPS for the three and six-month periods ended December 31, 1998 and 1997 also included the effects of options to purchase 30,000 and 244,000 shares, respectively, held by directors and employees of the Company at prices ranging from $3.50 to $3.71875 and $3.50 to $5.50 per share, respectively. Directors and employees of the Company held further options to purchase shares aggregating 1,261,000 and 731,000 shares at December 31, 1998 and 1997, respectively, at prices ranging from $5.31 to $8.1875 and $6.00 to $8.1875, respectively. These options were not included in the computation of diluted EPS because the options' exercise price was more that the average price of the Company's common stock during the respective periods.

NOTE 3    UNITED KINGDOM RESTRUCTURING PLAN

As part of the Company's ongoing efforts to improve the financial performance of its United Kingdom operation, in January 1998 a plan to close 69 consistently under-performing stores was approved. See the Company's 1998 Annual Report on Form 10-K for a further discussion of this plan. Revenue and operating income
(loss) associated with these stores are shown below (in thousands):


                            THREE MONTHS ENDED       SIX MONTHS ENDED
                               DECEMBER 31              DECEMBER 31
                             1998     1997            1998     1997


----------------------------------------------    ------------------------------
Revenues                    $ -   $ 10,832            $-     $16,411

----------------------------------------------    ------------------------------

Operating income (loss)     $-    $    341            $-     $  (964)

----------------------------------------------    ------------------------------

In connection with this restructuring plan, a provision of $12,712,000 was recorded during the third quarter of fiscal year 1998, reflecting lease disposal costs, severance costs and other closure costs, including fixture removal and contract termination costs. The following is a summary of the activity within this reserve during the six-month period ended December 31, 1998 (in thousands):


                            BALANCE                                                     BALANCE
                            JUNE 30                          FOREIGN CURRENCY         DECEMBER 31
                              1998               PAID          RATE EFFECTS              1998
                          ------------       -------------   ----------------         -----------
Lease disposal costs          $ 8,639             $(2,995)             $(33)           $ 5,611
Severance costs                   250                (105)               (1)               144
Other exit costs                  527                (268)               (2)               257
                          ------------       -------------   ----------------         -----------
                              $ 9,416             $(3,368)             $(36)           $ 6,012
                          ============       =============   ================         ===========


A national firm of real estate brokers was engaged to assist in arranging for the assignment or sublet of the leases associated with these stores. As of December 31, 1998, the Company had disposed of approximately 70% of the 69 locations, either by expiry of the lease or by assignment or sublet, including pending transactions, to third parties. Provision has been made for management's best estimate of the costs of disposing of these leases. The overall economy and other factors affecting the property market in the United Kingdom could cause the actual lease disposal costs to differ from management's current estimates and result in future adjustments.

While the above described restructuring plan, together with other initiatives taken in the United Kingdom, were contributing to improved operating results in that country, an overall loss for fiscal year 1999 was still anticipated. The additional cash injection needed in the United Kingdom to sustain and grow the pace of recovery could only have come from diverting cash otherwise needed in the Company's profitable Canadian and Australian subsidiaries. Consequently, management explored the possibility of finding a suitable business partner or buyer for its United Kingdom subsidiary. In January, 1999 the Company's Board of Directors approved a plan to sell the Company's investment in InterTAN U.K. Limited for proceeds of (Pounds)1,500,000 (or approximately $2,500,000 at December 31, 1998 exchange rates), net of estimated selling costs. The sale included all assets, liabilities and other obligations of the United Kingdom subsidiary, including (Pounds)7,000,000 (approximately $11,600,000 at December 31, 1998 exchange rates) of bank debt outstanding under InterTAN U.K. Limited's portion of the Company's syndicated loan agreement. Coincident with the sale, the Company's syndicated loan facility was reduced from $75,000,000 to $50,000,000.

In addition, the purchaser assumed the rights to claim tax loss carryforwards and deferred capital allowances having a potential tax benefit of approximately $33,000,000. To the extent the purchaser is able to utilize all or a portion of these loss carryforwards and deferred tax allowances, the Company is entitled to cash payments equal to 30% of the tax savings realized by the purchaser. The Company will recognize such proceeds, if any, as received.

Also under the terms of the sale agreement, the Company has indemnified the purchaser for certain commitments and contingencies to the extent adequate provision was not made for such items in the accounts of InterTAN U.K. Limited as of the date of the sale. While management believes that adequate provision has been made for such accrued liabilities and allowances, such balances are based on estimates and the actual results could differ from those estimates, subjecting the Company to the indemnification provisions. Furthermore, the Company remains contingently liable for certain store lease agreements of InterTAN U.K. Limited. The purchaser has indemnified the Company up to (Pounds)8,000,000 (or approximately $13,300,000 at December 31, 1998 exchange rates) for any claims against the Company under these leases. The amount subject to this indemnification declines to zero over seven years, as the amount subject to the contingent liability declines. Costs, if any, resulting from these commitments will be recorded as incurred, or become probable and estimable.

Management estimates that the loss on the sale of InterTAN U.K. Limited will approximate $33,000,000 to 37,000,000 and will be recorded in the third quarter when the plan to sell was approved by the Board of Directors. The initial costs of this transaction totaling approximately $376,000 as of December 31, 1998 were expensed as incurred.

NOTE 4    COMPREHENSIVE INCOME

Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income includes net income and the net change in foreign currency translation effects. The comprehensive income for the three months ended December 31, 1998 and 1997 was $14,210,000 and $6,001,000, respectively. For the six-month period ended December 31, 1998 and 1997, comprehensive income was $11,878,000 and $841,000, respectively.


NOTE 5    INCOME TAXES

The provisions for domestic and foreign income taxes for the three-month periods ended December 31, 1998 and 1997 were $7,929,000 and $5,076,000, respectively. For the six-month period ended December 31, 1998, an income tax provision of $10,933,000 was recorded, compared with $7,125,000 in the first six months of the prior year. The Company's income tax expense primarily represents Canadian and Australian income tax on the profits earned by its subsidiaries in those countries. No tax is currently payable in the United Kingdom, nor has any benefit been recognized for the accumulated losses in that country.

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

The Company was advised in August, 1995 that Revenue Canada intended to extend the scope of its 1987 to 1989 reassessments to raise certain issues flowing from the spin-off of the Company from Tandy Corporation in fiscal year 1987. The Company had previously disclosed that these issues represented a potential loss in the range of $0 to $21,000,000. Management disagreed with Revenue Canada's views on these issues and vigorously defended the Company's position. The Company has been advised that Revenue Canada no longer intends to pursue these matters and that no tax will be imposed on the Company.

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

An audit of the Company's United States income tax returns by the Internal Revenue Service for the 1990-1994 taxation years is in process.

NOTE 6  SEGMENT REPORTING

Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). The table below summarizes net sales and operating revenues, operating income and identifiable assets for the Company's segments. Consolidated operating income is reconciled to the Company's income before income taxes (in thousands):


                                                THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                    DECEMBER 31                             DECEMBER 31
                                            1998                  1997                1998               1997
Net sales and operating revenues
      Canada                               $102,585             $ 95,736            $168,507           $158,889
      Australia                              32,078               30,357              54,575             53,689
      United Kingdom                         63,716               66,466              97,141            101,690
                                           --------------------------------------------------------------------
                                           $198,379             $192,559            $320,223           $314,268
                                           ====================================================================
Operating income
     Canada                                $ 16,109             $ 11,331            $ 22,410           $ 16,286
     Australia                                3,324                2,881               4,328              3,709
     United Kingdom                           5,393                4,428               2,989                574
                                           --------------------------------------------------------------------
                                             24,826               18,640              29,727             20,569
     General corporate expenses               1,543                  982               3,034              2,208
                                           --------------------------------------------------------------------
Operating income                             23,283               17,658              26,693             18,361
Foreign currency transaction gains              (43)                (658)               (455)              (738)
Interest expense, net                         1,633                1,893               2,746              3,536
                                           --------------------------------------------------------------------
Income before income taxes                  $ 21,693            $ 16,423            $ 24,402            $15,563
                                           ====================================================================

                        IDENTIFIABLE ASSETS BY SEGMENT

                                DECEMBER 31         JUNE 30       DECEMBER 31
                                   1998              1998            1997
Canada                           $125,068          $111,496        $117,782
Australia                          51,933            45,675          46,920
United Kingdom                     79,554            64,246          81,537
Corporate assets                    3,006             2,130           3,115
                                 ------------------------------------------
                                 $259,561          $223,547        $249,354
                                 ==========================================

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             Results of Operations
                             ---------------------

InterTAN is engaged in the sale of consumer electronics products primarily through company-operated retail stores and dealer outlets in Canada, the United Kingdom and Australia. The Company's retail operations are conducted through three wholly-owned subsidiaries: InterTAN Australia Ltd., which operates in Australia under the trade name "Tandy Electronics"; InterTAN Canada Ltd., which operates in Canada under the trade name "RadioShack"; and InterTAN U.K. Limited, which operates in the United Kingdom under the "Tandy" trade name. Effective January 1999, the Company's subsidiary in the United Kingdom was sold. See Note 3 to the Consolidated Financial Statements and "United Kingdom Restructuring Plan". All of these trade names are used under license from Tandy Corporation ("Tandy") of Fort Worth, Texas. In addition, the Company has entered into an agreement in Canada with Rogers Cantel Inc. ("Cantel") to operate telecommunications stores ("Cantel stores") on its behalf. At December 31, 1998, 46 Cantel stores were in operation.

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

UNITED KINGDOM RESTRUCTURING PLAN

As part of the Company's ongoing efforts to improve the financial performance of its United Kingdom operation, in January 1998 a plan to close 69 consistently under-performing stores was approved. See the Company's 1998 Annual Report on Form 10-K for a further discussion of this plan. Revenue and operating income associated with these stores are shown below (in thousands):


                         THREE MONTHS ENDED               SIX MONTHS ENDED
                            DECEMBER 31                      DECEMBER 31
                           1998        1997                 1998       1997
-------------------------------------------      -------------------------------

Revenues                    $ -    $ 10,832                  $-     $16,411

-------------------------------------------      -------------------------------

Operating income (loss)     $-     $    341                  $-     $  (964)

-------------------------------------------      -------------------------------

In connection with this restructuring plan, a provision of $12,712,000 was recorded during the third quarter of fiscal year 1998, reflecting lease disposal costs, severance costs and other closure costs, including fixture removal and contract termination costs. The following is a summary of the activity within this reserve during the six-month period ended December 31, 1998 (in thousands):

                        BALANCE                                    BALANCE
                        JUNE 30               FOREIGN CURRENCY   DECEMBER 31
                          1998       PAID       RATE EFFECTS         1998
                       ---------   --------   ----------------   -----------
Lease disposal costs   $   8,639   $ (2,995)      $      (33)     $    5,611
Severance costs              250       (105)              (1)            144
Other exit costs             527       (268)              (2)            257
                       ---------   --------       -----------     ----------
                       $   9,416   $ (3,368)      $      (36)     $    6,012
                       =========   ========       ===========     ==========

A national firm of real estate brokers was engaged to assist in arranging for the assignment or sublet of the leases associated with these stores. As of December 31, 1998, the Company had disposed of approximately 70% of the 69 locations, either by expiry of the lease or by assignment or sublet, including pending transactions, to third parties. Provision has been made for management's best estimate of the costs of disposing of these leases. The overall economy and other factors affecting the property market in the United Kingdom could cause the actual lease disposal costs to differ from management's current estimates and result in future adjustments.

While the above described restructuring plan, together with other initiatives taken in the United Kingdom, were contributing to improved operating results in that country, an overall loss for fiscal year 1999 was still anticipated. The additional cash injection needed in the United Kingdom to sustain and grow the pace of recovery could only have come from diverting cash otherwise needed in the Company's profitable Canadian and Australian subsidiaries. Consequently, management explored the possibility of finding a suitable business partner or buyer for its United Kingdom subsidiary. In January, 1999 the Company's Board of Directors approved a plan to sell the Company's investment in InterTAN U.K. Limited for proceeds of (Pounds)1,500,000 (or approximately $2,500,000 at December 31, 1998 exchange rates), net of estimated selling costs. The sale included all assets, liabilities and other obligations of the United Kingdom subsidiary, including (Pounds)7,000,000 (approximately $11,600,000 at December 31, 1998 exchange rates) of bank debt outstanding under InterTAN U.K. Limited's portion of the Company's syndicated loan agreement. Coincident with the sale, the Company's syndicated loan facility was reduced from $75,000,000 to $50,000,000.

In addition, the purchaser assumed the rights to claim tax loss carryforwards and deferred capital allowances having a potential tax benefit of approximately $33,000,000. To the extent the purchaser is able to utilize all or a portion of these loss carryforwards and deferred tax allowances, the Company is entitled to cash payments equal to 30% of the tax savings realized by the purchaser. The Company will recognize such proceeds, if any, as received.

Also under the terms of the sale agreement, the Company has indemnified the purchaser for certain commitments and contingencies to the extent adequate provision was not made for such items in the accounts of InterTAN U.K. Limited as of the date of the sale. While management believes that adequate provision has been made for such accrued liabilities and allowances, such balances are based on estimates and the actual results could differ from those estimates, subjecting the Company to the indemnification provisions. Furthermore, the Company remains contingently liable for certain store lease agreements of InterTAN U.K. Limited. The purchaser has indemnified the Company up to (Pounds)8,000,000 (or approximately $13,300,000 at December 31, 1998 exchange rates) for any claims against the Company under these leases. The amount subject to this indemnification declines to zero over seven years, as the amount subject to the contingent liability declines. Costs, if any, resulting from these commitments will be recorded as incurred, or become probable and estimable.

Management estimates that the loss on the sale of InterTAN U.K. Limited will approximate $33,000,000 to 37,000,000 and will be recorded in the third quarter when the plan to sell was approved by the Board of Directors. The initial costs of this transaction totaling approximately $376,000 as of December 31, 1998 were expensed as incurred.

FOREIGN EXCHANGE EFFECTS

Profit and loss accounts, including sales, are translated from local currency values to U.S. dollars at monthly average exchange rates. During the second quarter of fiscal year 1999, the U.S. dollar strengthened against the Canadian and Australian dollars relative to the comparable values during the second quarter of the prior year. As a result, the same local currency amounts translate into fewer U.S. dollars as compared with the prior year. For example, if local currency sales in Australia in the second quarter of fiscal year 1999 were the same as those in the second quarter of the prior year, the fiscal year 1999 income statement would reflect a 9.1% decrease in sales when reported in U.S. dollars. On the other hand, the U.S. dollar was weaker against the pound sterling during the three-month period ended December 31, 1998 than during the same three-month period a year ago. Consequently, in the United Kingdom, the same local currency amounts translated into 0.7% more U.S. dollars in the second quarter of fiscal year 1999 compared to the prior fiscal year's second quarter.

The following table outlines, for the three-month period ending December 31, 1998, the percentage change in the weighted average exchange rates of the currencies of the countries in which the company operates as compared to the same three-month period in the prior year:


          ___________________________________

               Canada              (8.3)%

               Australia           (9.1)%

               United Kingdom       0.7%
          ___________________________________

SALES OUTLETS

The number of company-operated stores and dealers at December 31, 1998 and 1997, as well as the number of locations opened and closed during the three-month periods then ended, is presented in the table below:

                                 SALES OUTLETS

                        THREE MONTHS ENDED            THREE MONTHS ENDED
                         DECEMBER 31, 1998             DECEMBER 31, 1997
                    ---------------------------  -----------------------------
                    ENDING    OPENED    CLOSED   ENDING     OPENED   CLOSED
CANADA
Company-operated       452*        6         4      461*        12        1
Dealers                332         4         3      386          1        8
                     -------------------------    -------------------------
                       784        10         7      847         13        9
                     =========================    =========================
Australia
Company-operated       222         6         1      217          -        -
Dealers                125         1         2      142          2        -
                     -------------------------    -------------------------
                       347         7         3      359          2        -
                     =========================    =========================
United Kingdom**
Company-operated       269         1         2      338          -        1
Dealers                108         2         1      130          3        1
                     -------------------------    -------------------------
                       377         3         3      468          3        2
                     =========================    =========================
TOTAL
Company-operated       943        13         7    1,016         12        2
Dealers                565         7         6      658          6        9
                     -------------------------    -------------------------
                     1,508        20        13    1,674         18       11
                     =========================    =========================

*At December 31, 1998 and 1997, the Company operated 46 and 55 stores, respectively, on behalf of Cantel. At December 31, 1998, the Company was also testing "store in store" formats in seven locations of The Hudsons Bay Company. Since these locations are not company-owned, they are not included in the above table.

** The Company's United Kingdom subsidiary was sold in January, 1999. See "United Kingdom Restructuring Plan".

NET SALES

Net sales for the quarter ended December 31, 1998 were $198,379,000, an increase of 3.0% over the net sales for the same quarter in the prior year of $192,559,000. Foreign currency effects had a significant impact on this comparison. When the impact of fluctuations in the value of the U.S. dollar in relation to the currencies of the countries in which the Company operates is removed, the sales gain over the same quarter last year increases to 8.8%. Comparative store sales, measured at the same exchange rate, increased by 15.4% from the same quarter in the prior year. Year-to-date, sales have increased by 1.9% and 8.6% in U.S. dollar and local currency, respectively. Comparative store sales for the six-month period ended December 31, 1998 have increased 15.5% over the same period a year ago. The difference between the local currency and comparative store sales results for both the three and six-month periods ended December 31, 1998 is attributable to the store closure program in the Untied Kingdom. See "United Kingdom Restructuring Plan".

The table which follows shows by country the percentage changes in net sales for the quarter and six months ended December 31, 1998, compared to the corresponding period in the prior year. Changes are presented in both U.S. dollars and local currencies to illustrate the effects of exchange rate fluctuations. The change in comparative store sales, measured at the same exchange rates, is also shown:

                                   NET SALES
                                   ---------

                        PERCENTAGE INCREASE (DECREASE)
                        ------------------------------

                               THREE MONTHS ENDED                           SIX MONTHS ENDED
                                DECEMBER 31, 1998                          DECEMBER 31, 1998
                        LOCAL                  COMPARATIVE         LOCAL                   COMPARATIVE
                       CURRENCY      US$          STORE           CURRENCY      US$           STORE
                       --------    --------    -----------        --------  ------------   -----------
Canada                 16.9 %        7.2 %      16.9%             15.9 %        6.1 %          16.5%
Australia              16.2 %        5.7 %      15.6%             17.1 %        1.7 %          16.8%
United Kingdom         (4.8)%       (4.1)%      13.1%             (5.5)%       (4.5)%          13.3%
                       -----------------------------------        ------------------------------------
Consolidated            8.8 %        3.0 %      15.4%              8.6 %        1.9 %          15.5%
                       ===================================        ====================================

The sales growth in both Canada and Australia continues to be broadly based with sales gains experienced in almost all major product categories. The sales of personal computers and related accessories were particularly strong in both countries. In Canada, the emphasis placed on the sale of telephones and wireless products, including air time cards for the recently introduced prepaid airtime models, continued to produce positive results. Canadian sales of batteries and of products in the personal electronics category were also strong, as were sales of direct-to-home satellite dishes. The sale of telephones and batteries were also an important part of the sales performance in Australia.

The overall sales reduction in local currency in the United Kingdom reflected a reduction in the number of stores following the restructuring plan implemented in the third quarter of fiscal year 1998. See "United Kingdom Restructuring Plan". However, business in the continuing stores was good, as evidenced by a comparative store sales gain of 13.1% for the second quarter of fiscal year 1999. However, unlike Canada and Australia, sales growth in the United Kingdom was narrowly focused, with only a single product category - wireless communications showing meaningful improvement. Importantly, growth in that category was focused in the U.K. on prepaid air time models. These products are under particularly intense price competition and, therefore, carry declining margins. In January, 1999, the Company announced the sale of its subsidiary in the United Kingdom. This sale will have a significant effect on overall sales comparisons for the coming year. Sales for the prior four quarters in the United Kingdom were as follows:


            Three months ended March 31, 1998                   $37,986
                                                                =======

            Three months ended June 30, 1998                    $32,852
                                                                =======

            Three months ended September 30, 1998               $33,425
                                                                =======

            Three months ended December 31, 1998                $63,716
                                                                =======

Management does not believe that inflation or price changes have had a material effect on sales during the three and six-month periods ended December 31, 1998 and 1997.

GROSS MARGIN AND COST OF PRODUCTS SOLD

The gross margin percentage for the quarter increased by 60 basis points to 43.2% of consolidated sales, up from 42.6% in the second quarter of the prior year. This increase was more than attributable to the Company's Canadian subsidiary where the gross margin percentage increased 1.9 percentage points.
In Australia and the United Kingdom the gross margin percentage for the quarter fell by 1.2 percentage points and 0.6 percentage points, respectively. Much of the Company's sales growth in all three geographic segments continues to come from aggressively pursuing growth opportunities in certain key product categories which have high consumer demand and are consistent with the Company's market niche. These products include wireless products, telephones, computers and, in Canada, direct-to-home satellite systems. While these products present sales growth opportunities, they tend to carry lower than average gross margin percentages, leading to reductions in the gross margin percentage. In Canada, the effects of this pressure on the margin percentage were mitigated by a volume rebate from the Company's cellular partner in Canada, Cantel. The sales threshold the Company needed to attain to earn this rebate was an ambitious one and was only achieved through an aggressive marketing campaign combined with focused effort in the stores. There can be no assurance that the Company will earn this volume rebate next year. The following is a comparison of the gross margin percentages for the quarter and year-to-date with the prior year for all three countries:

                          THREE MONTHS ENDED              SIX MONTHS ENDED
                             DECEMBER 31                    DECEMBER 31

                         1998            1997             1998        1997
----------------------------------------------------------------------------
Canada                   43.8%           41.9%            43.7%       42.8%
Australia                46.3%           47.5%            46.0%       47.3%
United Kingdom           40.7%           41.3%            41.2%       41.7%
----------------------------------------------------------------------------
Consolidated             43.2%           42.6%            43.3%       43.2%
============================================================================

Management continues to actively pursue a number of initiatives intended to have a positive impact on the gross margin percentage. These include an ongoing emphasis on the sale of electronic accessories and broadening the range in this important category, developing strategic relationships with suppliers offering a stream of residual income associated with the sale of a particular product or service and aggressively pursuing opportunities to grow sales of extended warranty programs. However, as explained above, management believes that future sales growth opportunities will continue to come primarily from categories with lower than the Company's average margins. While this trend will continue to put pressure on the Company's margin percentage, management's objective is to turn these opportunities for sales growth into an increase in gross margin dollars which outpaces the growth in expenses.

The positive impact of increased sales and an improvement in the gross margin percentage was partially offset by the effect of weaker currencies in Canada and Australia. Overall, gross margin dollars for the quarter increased by $3,773,000:


                    Increase in sales                          $ 6,851,000
                    Increase in margin percentage                1,398,000
                    Foreign exchange rate effects               (4,476,000)
                                                               ------------
                                                               $ 3,773,000
                                                               ============

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Total selling, general, and administrative expenses ("SG&A expenses") for the three months ended December 31, 1998 were $60,307,000 compared to $62,701,000 in the second quarter of the prior year, a decrease of $2,394,000. Year-to-date, SG&A expenses have decreased from $114,061,000 for the six months ended December 31, 1997 to $108,154,000 a reduction of $5,907,000. The following table, broken-down by segment, shows that this reduction in total SG&A expenses was more than attributable to foreign currency effects (in thousands):

                                             FOREIGN        INCREASE (DECREASE)
                    SIX MONTHS ENDED         CURRENCY       MEASURED AT              SIX MONTHS ENDED
                    DECEMBER 31, 1997        EFFECTS        SAME EXCHANGE RATES      DECEMBER 31, 1998
                    -----------------        --------       -------------------      -----------------
Canada                   $ 49,375            $(4,215)             $ 3,851                 $  49,011
Australia                  21,239             (2,918)               1,974                    20,295
United Kingdom             41,265                492               (5,884)                   35,873
Corporate
  Headquarters              2,182                  -                  793                     2,975
                        -----------        ----------       --------------             --------------
                         $114,061            $(6,641)             $   734                 $ 108,154
                        ===========        ==========       ==============             ==============

The increases in SG&A spending, measured at constant exchange rates, in Canada and Australia result from a number of sales-sensitive factors, including store payroll and the royalty payable to Tandy. The scheduled increase in the rate of the royalty payable to Tandy and increases in rents, following scheduled reviews, were also factors. The increase in SG&A expenses at Corporate Headquarters resulted from temporarily higher compensation costs and various professional fees. The reduction in SG&A expenses in the United Kingdom resulted primarily from a planned reduction in advertising expense, reflecting a more focused strategy, and the restructuring plan undertaken last year partially offset by the write-off of costs incurred to December 31, 1998 in connection with the sale of the Company's United Kingdom subsidiary. See "United Kingdom Restructuring Plan".

While SG&A expense increased, measured at the same exchange rates, in certain of the Company's segments, these increases were generally less than the rate of sales growth. Consequently, consolidated SG&A expenses, as a percentage of sales, declined to 30.4% for the three-month period ended December 31, 1998 from 32.6% for the same period in the prior year, an improvement of 2.2 percentage points. Year-to-date, the consolidated SG&A percentage was 33.8%, down 2.5 percentage points from the corresponding amount for the six-month period ended December 31, 1997. The following table compares the SG&A percentage for the quarter and year-to-date with the corresponding amount for the prior year for each of the Company's operating segments:

                                              THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                 DECEMBER 31                               DECEMBER 31

                                              1998         1997                          1998        1997
------------------------------------------------------------------------------         --------------------
Canada                                         27.1%       28.8%                       29.1%         31.1%
Australia                                      35.1%       37.4%                       37.2%         39.6%
United Kingdom                                 31.0%       34.3%                       36.9%         40.6%
------------------------------------------------------------------------------         --------------------

FOREIGN CURRENCY TRANSACTION GAINS

Foreign currency transactions gains were $43,000 during the second quarter of fiscal year 1999 compared with gains of $658,000 for the comparable quarter last year. Last year, an unrealized gain arose due to the effects of a weakening Canadian dollar on the Debentures. With the repayment of the Company's U.S. dollar-denominated indebtedness to Tandy a year ago, the Debentures were designated as a hedge against the Company's investment in its Canadian subsidiary.

NET INTEREST EXPENSE

Net interest expense was $1,633,000 for the three months ended December 31, 1998 compared with $1,893,000 for the same quarter last year. The reduction in net interest expense over the second quarter of the prior year results from the effects of the repayment of the note payable to Tandy in December, 1997 and the benefits of the Company's new revolving credit facility. See "Liquidity and Capital Resources". As the Company has now enjoyed the benefits of its new credit facility for a full twelve months, significant reductions in interest expense in future periods should not be expected. Some reductions should, however, occur as there will be no borrowing costs associated with the Company's former subsidiary in the United Kingdom.

PROVISION FOR INCOME TAXES

An income tax provision of $7,929,000 was recorded during the quarter compared with a provision of $5,076,000 recorded in the second quarter of fiscal year 1998. This increase primarily reflects higher profits in Canada and Australia. The increase in the effective rate of tax this year is due to the fact that the rate of tax in Australia last year was unusually low as a result of the use of the balance of the Company's loss carryforwards.

                              FINANCIAL CONDITION
                              -------------------

Most balance sheet accounts are translated from their values in local currency to U.S. dollars at the respective month end rates. The table below outlines the percentage change, to December 31, 1998, in exchange rates as measured against the U.S. dollar:

                       FOREIGN EXCHANGE RATE FLUCTUATIONS
                       ----------------------------------

                        % INCREASE             % INCREASE
                        (DECREASE)             (DECREASE)
                  FROM DECEMBER 31, 1997   FROM JUNE 30, 1998
                  -----------------------  -------------------
Canada                      (6.5)                 (4.1)
Australia                   (5.8)                 (1.2)
United Kingdom               0.5                  (0.5)

INVENTORIES

Inventories at December 31, 1998 were $158,779,000 compared to $169,512,000 at December 31, 1997, a reduction of $10,733,000. This decrease is in part attributable to the foreign currency effects and in part to the store closure program and other initiatives to reduce inventory levels in the United Kingdom. Measured at the same exchange rates, inventories have increased year-on-year in Canada and Australia by about 7% in support of higher sales. Inventories at June 30, 1998 were $148,198,000. The increase from this level is explained by higher inventories in Canada and Australia in support of higher sales, partially offset by foreign currency effects.

ACCOUNTS RECEIVABLE

Accounts receivable were $16,370,000 at December 31, 1998, up from $8,539,000 at June 30, 1998. This increase is attributable to increased purchases by and deferred terms given to dealers as they purchase inventories for the Christmas selling season. Accounts receivables at December 31, 1997 were $16,742,000.

ACCOUNTS PAYABLE

Accounts payable at December 31, 1998 were $33,987,000, compared to $24,274,000 at June 30, 1998. This increase relates to the financing of inventories for the Christmas selling period. Accounts payable at December 31, 1997 were $39,621,000.

ACCRUED EXPENSES

Accrued expenses at December 31, 1998 were $48,430,000 up from $38,505,000 and $37,255,000 at June 30, 1998 and December 31, 1997, respectively. The increase from June 30, 1998 results from seasonal increases in sales related accruals, including commissions, bonuses and sales taxes. The increase from the December 31, 1997 level is attributable primarily to the restructuring reserve in the United Kingdom in the third quarter of fiscal year 1998. See "United Kingdom Restructuring Plan".

Income Taxes Payable

Income taxes payable were $21,889,000 at December 31, 1998 compared to balances at June 30, 1998 and December 31, 1997 of $20,955,000 and $18,226,000,
respectively.

The increase from June 30 to December 31, 1998 represents the impact of the provision for taxes for the two quarters of fiscal year 1999, partially offset by the payment of the final balance of Canadian and Australian taxes for fiscal year 1998. The increase from December 31, 1997 represents an increase in the level of the provision for taxes in Canada and Australia as a result of improved profitability in those countries, partially offset by foreign currency effects.

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

Depending on the ultimate outcome of each of these matters, the Company could have additional liabilities in the range of $0 to $11,700,000 and $0 to $21,000,000, respectively. The Company believes it has meritorious arguments in support of its position on each of these issues and, accordingly, no additional provision has been recorded, pending the outcome of these reassessments and possible reassessments. In order to pursue an appeal of any reassessments issued under item (ii) above, the Company would be required to post a cash deposit or, in certain cases, post letters of credit, equal to one-half of the tax under dispute. It is not possible for management to make any reasonable determination of when any of the above issues will ultimately be resolved. See
Note 5 to the Company's Consolidated Financial Statements which appears in Item 1 to this Form 10-Q and is incorporated herein by reference.

An audit of the Company's United States income tax returns by the Internal Revenue Service for the 1990-1994 taxation years is in process.


                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

Operating activities generated $16,598,000 in cash during the six-month period ended December 31, 1998 compared to $25,979,000 in the corresponding period last year. Net income, adjusted to reconcile net income to cash, generated $17,849,000 in cash compared to $12,498,000 last year. This increase was, however, more than offset by the increase in inventory levels needed to support higher sales which consumed $13,643,000 in cash compared to $6,975,000 in the first six months of fiscal year 1998. The deferral of income tax installments also preserved $1,805,000 in cash compared to $6,065,000 a year ago, as both Canada and Australia paid the final balance owing on income taxes in respect to fiscal year 1998.

Cash flow from investing activities consumed $2,994,000 in cash during the six-month period ended December 31, 1998, while consuming $1,160,000 in cash a year ago. This change results from a planned increase in capital spending as well as a reduction in the liquidation of certain other assets.

Financing activities provided $3,428,000 in cash during the six months ended December 31, 1998 while consuming $32,396,000 during the same period last year. Last year, the payment of term debt owing to Tandy consumed $24,353,000 in cash. In addition, during the first six months of fiscal year 1999, short-term borrowings in the United Kingdom generated $2,512,000 in cash. In the same period a year ago, short-term borrowings in the United Kingdom were paid down, consuming $8,768,000 in cash.

The Company's principal sources of liquidity during fiscal year 1999 are its cash and short-term investments, its cash flow from operations and its banking facilities.

In December, 1997, the Company entered into a three-year revolving credit facility with a syndicate of three lenders (the "Syndicated Loan Agreement") in an amount not to exceed $75,000,000 in the aggregate. The amount of credit actually available at any particular time is dependent on a variety of factors, including the level of eligible inventories and accounts receivable of InterTAN Canada Ltd. and InterTAN U.K. Limited (the "Borrowers"). The amount of available credit is then reduced by the amount of trade accounts payable of the Borrowers then outstanding as well as certain other reserves. With the sale of InterTAN U.K. Limited in January, 1999, the facility has been reduced to $50,000,000.

The Syndicated Loan Agreement is used primarily to provide letters of credit in support of purchase orders and, from time to time, to finance inventory purchases. At December 31, 1998, there were borrowings against the Syndicated Loan Agreement aggregating $11,617,000 and $3,277,000 was committed in support of letters of credit. There was $30,640,000 of credit available for use at December 31, 1998. As part of the transaction involving the sale of InterTAN U.K. Limited, the purchaser repaid the amount owing under the facility and arranged for replacement of the letters of credit relating to the United Kingdom ($1,430,000 at December 31, 1998). The maximum amount of credit available under the Syndicated Loan Agreement was then reduced to $50,000,000. The Company's Merchandise Agreement with Tandy permits the Company to support purchase orders with a surety bond or bonds as well as letters of credit. The Company has entered into an agreement with a major insurer to provide surety bond coverage (the "Bond") in an amount not to exceed $15,000,000. Use of the Bond will give the Company greater flexibility in placing orders with Far Eastern suppliers by releasing a portion of the credit available under the Syndicated Loan Agreement for other purposes.

The Company's Australian subsidiaries, InterTAN Australia Ltd. and Technotron Sales Corp. Pty, Ltd., have entered into a credit agreement with an Australian bank (the "Australian Facility"). This agreement established a credit facility in the amount of A$12,000,000 ($7,348,000 at December 31, 1998 exchange rates). The Australian Facility has no fixed term and may be terminated at any time upon five days prior written notice by the lender. All or any part of the facility may be used to provide letters of credit in support of purchase orders. A maximum amount of A$5,000,000 ($3,062,000 at December 31, 1998 exchange rates) may be used in support of short-term borrowings. At December 31, 1998, there were no borrowings outstanding against the Australian Facility, nor was any amount committed in support of letters of credit.

The Company's primary uses of liquidity during the balance of fiscal year 1999 will include the funding of capital expenditures, the servicing of debt and, possibly, the payment of tax deposits or amounts in settlement of tax reassessments. The Company anticipates that capital additions will approximate $3,500,000 during the balance of fiscal year 1999, mainly related to store expansion, remodeling and upgrading. The Company's debt servicing requirements during the same period are estimated to be approximately $1,700,000, primarily representing interest payments on the Debentures. In addition, management expects to receive additional reassessments during fiscal year 1999 relating to its dispute with Revenue Canada in respect of the 1990-1993 taxation years. See "Income Taxes Payable" and Note 5 to the Company's

Consolidated Financial Statements which is included in Item 1 of this Report on Form 10-Q and is incorporated herein by reference. The Company plans to appeal such reassessments; however, in order to do so it will be required to post a cash deposit or letters of credit in an amount equal to one-half of the amount reassessed. While the exact amount of such deposits or payments on reassessments will not be known until discussions with Revenue Canada, the Company and its advisors have been concluded, management anticipates that the deposit required will be approximately $8,000,000 to $11,000,000.

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

The Company is employing a variety of internal and external resources to assess and make changes necessitated by Year 2000 issues to its many different systems and equipment. Many of these changes were contemplated in any event as upgrades or replacement of outdated systems and hardware. The Company has determined that its mainframe hardware is Year 2000 compliant. In Canada, during fiscal years 1996 and 1997, point-of-sale hardware was replaced with equipment that is Year 2000 compliant. The store operating system was replaced in the third and fourth quarters of fiscal year 1998. Year 2000-related upgrades to back end inventory and warehouse systems have been completed. The Company's third-party-sourced accounting and payroll systems in Canada have been certified as being Year 2000 compliant. Both systems are currently in testing, with testing of the accounting system substantially complete. In Australia, the store hardware and operating system were replaced with systems that are Year 2000 compliant during the fourth quarter of fiscal year 1998. The Company is currently evaluating various options to replace the existing back end inventory and accounting systems. It is anticipated that new systems will be in place by the end of fiscal year 1999.

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

Management is closely monitoring the Company's advancements towards Year 2000 conversion and progress reports are presented periodically to the Company's Board of Directors. Although there can be no assurance that the Company will be able to complete all of the modifications in the required time frame, or that the Company will be able to identify all Year 2000 issues before problems manifest themselves, in management's opinion, the Company is taking adequate action to address Year 2000 issues and does not expect the financial impact of being Year 2000 compliant to be material to the Company's consolidated financial position, results of operations or cash flows.


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

PART II - OTHER INFORMATION


ITEM 1    LEGAL PROCEEDINGS

          With the exception of "Year 2000 Issues", the various matters discussed under the heading "Contingencies" on page 25 of this Form 10-Q are incorporated herein by reference.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the Company's Annual Meeting of Stockholders held on November 11, 1997, the following persons were elected to the Board of Directors:

                         William C. Bousquette
                         John A. Capstick
                         Brian E. Levy

          In such connection, Messrs. Bousquette, Capstick and Levy received 10,155,883, 10,156,013 and 10,157,085 votes, respectively, "for"
          election and 52,927, 52,797 and 51,725 votes, respectively, were withheld. In total, 12,622,642 shares were authorized to vote.

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

                  3(b)(iii)   Amended and Restated Bylaws (filed as Exhibit
                              3(b)(iii) to InterTAN's Annual Report on Form 10-
                              K for fiscal year ended June 30, 1996 and incorporated hereby reference).

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

                  *27         Article 5, Financial Data Schedule.


___________________

*  Filed herewith


     b)   Reports on Form 8-K:
          No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           InterTAN, Inc.
                                            (Registrant)



Date:  February 16, 1999              By: /s/ Brian E. Levy
                                         __________________________
                                         Brian E. Levy
                                         President and
                                         Chief Executive Officer
                                         (Authorized Officer)



                                      By: /s/ Douglas C. Saunders
                                         __________________________
                                         Douglas C. Saunders
                                         Vice President and Corporate Controller
                                         (Principal Accounting Officer)

                               Index to Exhibits
                              InterTAN, Inc. Form 10-Q


Exhibit No.                         Description

3(a)                Restated Certificate of Incorporation (Filed as
                    Exhibit 3(a) to InterTAN's Registration Statement on Form 10 and incorporated herein by reference).

3(a)(i)             Certificate of Amendment of Restated
                    Certificate of Incorporation (Filed as Exhibit 3(a)(i) to InterTANAEs Annual
                    Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

3(a)(ii)            Certificate of Designation, Preferences and
                    Rights of SeriesaA Junior Participating Preferred Stock (Filed as Exhibit 3(a)(i) to InterTAN's Registration Statement on Form 10 and incorporated herein by reference).

3(b)                Bylaws  (Filed on Exhibit 3(b) to InterTAN's
                    Registration Statement on Form 10 and
                    incorporated herein by reference).

3(b)(i) Amendments to Bylaws through August 3, 1990 (Filed as Exhibit 3(b)(i) to InterTAN's Annual Reporton Form 10-K for fiscal year ended
                    June 30, 1990 and incorporated herein by reference).

3(b)(ii)            Amendments to Bylaws through May 15,
                    1995 (Filed as Exhibit 3(b)(ii) to InterTANAEs Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

3(b)(iii)           Amended and Restated Bylaws (filed as Exhibit
                    3(b)(iii) to InterTANAEs Annual Report on Form 10-K for fiscal year ended June 30, 1996 and incorporated hereby reference).

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

*27                 Article 5, Financial Data Schedule.


___________________

*  Filed herewith