Form 10-Q/A
period 1997-12-31
INTERTAN INC
filed 1999-02-19
CIK 803227

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                             Washington, D.C. 20549
                                  FORM 10-Q/A
                               (Amendment No. 1)

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

Commission file number 1-10062
                       -------


                                InterTAN, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                     75-2130875
-----------------------------------                   -------------------
   (State or other jurisdiction                         (IRS Employer
 of incorporation or organization)                    Identification No.)


       201 Main Street, Suite 1805
           Fort Worth, Texas                                  76102
----------------------------------------              --------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:     (817) 348-9701
                                                        --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        -----       -----

At January 31, 1998, 12,196,013 shares of the registrant's common stock, par value $1.00 per share, were outstanding.

                               TABLE OF CONTENTS



                           PART II  OTHER INFORMATION


ITEM 6 - Exhibits and Reports on Form 8-K                               3

Signatures                                                              5

Exhibit 27.1, 27.2, and 27.3 -- Restated Financial Data Schedules       8

The following item of InterTAN, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and Exhibit 27 referred to therein, are hereby amended. Such item and exhibit are set forth herein in their entirety, as amended. The other exhibits, which are not being amended, are not being filed with this Amendment.

                                    PART II

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

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

                3(b)(iii)      Amended and Restated Bylaws (filed as Exhibit
                               3(b)(iii) to InterTAN's Annual Report on Form 10-
                               K for fiscal year ended June 30, 1996 and incorporated herein by reference).

                4(a) Articles Fifth and Tenth of the Restated Certificate of Incorporation (included in Exhibit 3(a)).

                4(b) Amended and Restated Rights Agreement between InterTAN, Inc. and The First National Bank of Boston (filed as Exhibit 4(b) to InterTAN's report on Form 8-K dated September 25, 1989 and incorporated herein by reference).

                4(c) Trust Indenture securing the issue of 9% Convertible Subordinated Debentures due August 30, 2000 (Filed as Exhibit 4(c) InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1993 and incorporated herein by reference).

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

                *11            Statement of Computation of Earnings per Share.

                **27.1 Restated Article 5, Financial Data Schedule, for quarter ended December 31, 1997.

                **27.2 Restated Article 5, Financial Data Schedule, for quarter ended December 31, 1996.

                **27.3 Restated Article 5, Financial Data Schedule, for quarter ended March 31, 1996.

                *99 Form of Multi-Option Switch Facility Agreement between InterTAN Australia Ltd. and Westpac Banking Corporation.

----------------

        *Not filed herewith; previously filed with the Form 10-Q for the fiscal quarter ended December 31, 1997.

        **Filed herewith.

b)      Reports on Form 8-K:

        No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                           InterTAN, Inc.
                                            (Registrant)



Date:  February 19, 1999            By: /s/ James G. Gingerich
                                        ----------------------------------------
                                        James G. Gingerich
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Authorized Officer)



                                    By: /s/ Douglas C. Saunders
                                        ----------------------------------------
                                        Douglas C. Saunders
                                        Vice President and Corporate Controller
                                        (Principal Accounting Officer)

                               INDEX TO EXHIBITS
                           INTERTAN, INC. FORM 10-Q/A


Exhibit No.                     Description
-------------                   -----------

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

    4(c) Trust Indenture securing the issue of 9% Convertible Subordinated Debentures due August 30, 2000 (Filed as Exhibit 4(c) InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1993 and incorporated herein by reference).

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

    *11            Statement of Computation of Earnings per Share.

    **27.1 Restated Article 5, Financial Data Schedule, for quarter ended December 31, 1997.

    **27.2 Restated Article 5, Financial Data Schedule, for quarter ended December 31, 1996.

    **27.3 Restated Article 5, Financial Data Schedule, for quarter ended March 31, 1996.

    *99 Form of Multi-Option Switch Facility Agreement between InterTAN Australia Ltd. and Westpac Banking Corporation.

---------------
      *Not filed herewith; previously filed with the Form 10-Q for the fiscal quarter ended December 31, 1997.

      **Filed herewith.