Form 10-Q
period 1999-03-31
INTERTAN INC
filed 1999-05-14
CIK 803227

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            Washington, D.C. 20549
                                   FORM 10-Q

--------------------------------------------------------------------------------

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999 or
                                                     --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ________

Commission file number 1-10062
                       -------


                                InterTAN, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Delaware                                   75-2130875
   --------------------------------           --------------------------------
    (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)



         3300 Highway #7, Suite 904
          Concord, Ontario, Canada                        L4K 4M3
  -----------------------------------------         ---------------------
   (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:      (905) 760-9701
                                                     --------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        -----       -----

At April 30, 1999, 16,971,052 shares of the registrant's common stock, par value $1.00 per share, were outstanding.

                                 TABLE OF CONTENTS


                                      PART 1
                                                                            Page
                                                                            ----

Introductory note regarding forward-looking information                        3

Item 1 -       Financial Statements and Supplementary Data
                 Consolidated Statements of Operations                         4
                 Consolidated Balance Sheets                                   5
                 Consolidated Statements of Cash Flows                         6
                 Notes to Consolidated Financial Statements                    7

Item 2 -       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            12


                                      PART II

Item 1 -       Legal Proceedings                                              28

Item 4 -       Submission of Matters to a Vote of Security Holders            28

Item 6 -       Exhibits and Reports on Form 8-K                               28


                                      OTHER

Signatures                                                                    31

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

Consolidated Statements Of Operations
InterTAN, Inc.
--------------------------------------------------------------------------------
(In thousands, except per share data)



                                                     Three months ended                       Nine months ended
                                                          March 31                                 March 31
                                           -----------------------------------      -----------------------------------

                                                  1999                1998                 1999                1998
                                           ---------------     ---------------      ---------------     ---------------

Net sales and operating revenues...........       $ 88,066            $117,117             $408,289            $431,385
Other income...............................             73                  66                  202                 417
                                                    88,139             117,183              408,491             431,802
                                           ---------------     ---------------      ---------------     ---------------

Operating costs and expenses:
   Cost of products sold...................         49,266              68,510              230,775             246,915
   Selling, general and administrative
     expenses..............................         32,817              49,425              140,971             163,486
   Depreciation and amortization...........          1,388               1,789                5,008               5,581
   Loss on disposal of United Kingdom
     subsidiary and other restructuring
     charges...............................         34,712              12,712               35,088              12,712
                                           ---------------     ---------------      ---------------     ---------------
                                                   118,183             132,436              411,842             428,694
                                           ---------------     ---------------      ---------------     ---------------

Operating income (loss)....................        (30,044)            (15,253)              (3,351)              3,108

Foreign currency transaction (gains)
  losses...................................             80                 158                 (375)               (580)
Interest expense, net......................            550                 923                3,296               4,459
                                           ---------------     ---------------      ---------------     ---------------

Loss before income taxes...................        (30,674)            (16,334)              (6,272)               (771)
Provision for income taxes.................         10,548               1,438               21,481               8,563
                                           ---------------     ---------------      ---------------     ---------------

Net loss...................................       $(41,222)           $(17,772)            $(27,753)           $ (9,334)
                                           ===============     ===============      ===============     ===============

Basic and diluted net loss per
     average common share..................         $(3.13)             $(1.46)              $(2.17)             $(0.77)


Average common shares outstanding..........         13,190              12,208               12,818              12,065


The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets
InterTAN, Inc.
--------------------------------------------------------------------------------
(In thousands, except share data)


                                                                March 31                 June 30                March  31
                                                                  1999                    1998                     1998
                                                          ------------------------------------------------------------------
Assets
Current Assets:
     Cash and short-term investments...................             $ 44,095               $ 32,811                 $ 25,990
     Accounts receivable, less allowance
     for...............................................                7,582                  8,539                   10,606
     doubtful accounts
     Inventories.......................................              111,081                148,198                  159,820
     Other current assets..............................                3,829                  6,690                    7,277
     Deferred income taxes.............................                  378                    369                        -
                                                          ------------------------------------------------------------------
     Total current assets..............................              166,965                196,607                  203,693
Property and equipment, less accumulated
     depreciation and amortization.....................               19,094                 26,228                   26,524
Other assets...........................................                  287                    712                    1,078
                                                          ------------------------------------------------------------------
                                                                    $186,346               $223,547                 $231,295
                                                          ==================================================================

Liabilities and Stockholders' Equity
Current Liabilities:
     Short-term bank borrowings........................     $            -                 $  9,172                 $  7,521
     Accounts payable..................................               19,398                 24,274                   26,448
     Accrued expenses..................................               26,451                 38,505                   39,945
     Income taxes payable..............................               31,999                 20,955                   19,650
                                                          ------------------------------------------------------------------
     Total current liabilities.........................               77,848                 92,906                   93,564

9% convertible subordinated debentures.................               24,431                 38,706                   40,024
Other liabilities......................................                6,371                  5,945                    6,150
                                                          ------------------------------------------------------------------
                                                                     108,650                137,557                  139,738
                                                          ------------------------------------------------------------------

Stockholders' Equity:
     Preferred stock, no par value, 1,000,000
     shares authorized, none issued or
     outstanding.......................................                    -                      -                        -
     Common stock, $1 par value, 40,000,000............               15,250                 12,474                   12,296
     shares authorized, 15,250,140, 12,474,077
     and 12,296,059 issued and outstanding.............
     Additional paid-in capital........................              128,451                115,980                  115,145
     Deficit...........................................              (38,003)               (10,250)                  (6,811)
     Foreign currency translation effects..............              (28,002)               (32,214)                 (29,073)
                                                          ------------------------------------------------------------------
     Total stockholders' equity........................               77,696                 85,990                   91,557
                                                          ------------------------------------------------------------------
Commitments and contingent liabilities.................
                                                                    $186,346               $223,547                 $231,295
                                                          ==================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
InterTAN, Inc.
--------------------------------------------------------------------------------

(In thousands)                                                                    Nine months ended
                                                                                       March 31
                                                                      ---------------------------------------
                                                                               1999                   1998
                                                                      ---------------------------------------
Cash flows from operating activities:
   Net loss.........................................................          $(27,753)              $ (9,334)
    Adjustments to reconcile net loss to
    cash provided by operating activities:
      Depreciation and amortization.................................             5,008                  5,581
      Deferred income taxes.........................................                 -                    584
      Foreign currency transaction gains, unrealized................              (292)                (1,332)
      Loss on disposal of United Kingdom subsidiary.................            35,088                 12,712
      and other restructuring charges........
      Other.........................................................             1,399                  1,644

    Cash provided by (used in) current assets and liabilities:
      Accounts receivable...........................................            (3,897)                (1,315)
      Inventories...................................................           (13,830)                 4,465
      Other current assets..........................................            (2,353)                  (833)
      Accounts payable..............................................            14,759                   (691)
      Accrued expenses..............................................             3,015                  1,141
      Income taxes payable..........................................            11,462                  7,328
                                                                      ---------------------------------------
      Net cash provided by operating................................            22,606                 19,950
      activities
                                                                      ---------------------------------------

Cash flows from investing activities:
  Additions to property and equipment...............................            (5,412)                (4,654)
  Proceeds from sales of property and equipment.....................               103                     28
  Effect of sale of United Kingdom subsidiary on cash...............           (10,971)                     -
  Other investing activities........................................             1,489                  2,092
                                                                      ---------------------------------------
      Net cash used in investing activities.....................               (14,791)                (2,534)
                                                                      ---------------------------------------

Cash flows from financing activities:
  Changes in short-term bank borrowings, net........................             2,411                 (2,308)
  Proceeds from issuance of common stock to.........................             1,236                  1,244
    employee plans
  Principal repayments on long-term borrowings......................                -                (24,353)
                                                                      ---------------------------------------
    Net cash provided by (used in) financing activities.............             3,647                (25,417)
                                                                      ---------------------------------------

Effect of exchange rate changes on cash.............................              (178)                  (735)
                                                                      ---------------------------------------

Net increase (decrease) in cash and short-term investments..........            11,284                 (8,736)
Cash and short-term investments, beginning of period................            32,811                 34,726
                                                                      ---------------------------------------
Cash and short-term investments, end of period......................          $ 44,095               $ 25,990
                                                                      =======================================

The accompanying notes are an integral part of these consolidated financial statements. Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1    Basis of Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements", and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with accounting principles and practices (including consolidation practices) as reflected in InterTAN, Inc.'s ("InterTAN" or the "Company") annual report on Form 10-K for the fiscal year ended June 30, 1998, and, in the opinion of the Company, include all adjustments necessary for fair presentation of the Company's financial position as of March 31, 1999 and 1998 and the results of its operations for the three and nine months ended March 31, 1999 and 1998 and its cash flows for the nine months ended March 31, 1999 and 1998. Such adjustments are of a normal and recurring nature. Operating results for the three and nine months ended March 31, 1999 are not necessarily indicative of the results that can be expected for the fiscal year ended June 30, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1998.


Note 2    Loss on Sale of United Kingdom Subsidiary and Other Restructuring
          Plans

For some time, the Company had been considering a variety of plans and had undertaken a number of initiatives intended to restore its loss-making subsidiary in the United Kingdom to profitability, including a restructuring plan to close 69 under-performing stores implemented in the third quarter of fiscal year 1998.

While this restructuring plan, together with other initiatives taken in the United Kingdom, were contributing to improved operating results in that country, an overall loss for fiscal year 1999 was still anticipated. In January, 1999 the Company's Board of Directors approved a plan to sell the Company's investment in InterTAN U.K. Limited for proceeds of $2,582,000, net of estimated selling costs. The sale included all assets, liabilities and other obligations of the United Kingdom subsidiary, including approximately $11,600,000 of bank debt outstanding under InterTAN U.K. Limited's portion of the Company's syndicated loan agreement, which was repaid by the purchaser on closing. Coincident with the sale, the Company's syndicated loan facility was reduced from $75,000,000 to $50,000,000. See Note 7, Segment Reporting, for revenue and operating income
(loss) associated with InterTAN U.K. Limited.

In addition, the purchaser assumed the rights to claim tax loss carryforwards and deferred capital allowances having a potential tax benefit of approximately $33,000,000. To the extent the purchaser is able to utilize all or a portion of these loss carryforwards and deferred tax allowances, the Company is entitled to cash payments equal to 30% of the tax savings realized by the purchaser (a maximum of approximately $10,000,000). The Company will recognize such proceeds, if any, as received.

Also under the terms of the sale agreement, the Company has indemnified the purchaser for certain contingencies primarily relating to real estate matters associated with store leases and working capital adjustments. Management believes that adequate provision has been made for such liabilities and allowances; however, such balances are based on estimates and the actual results could differ from those estimates, subjecting the Company to the indemnification provisions. Costs, if any, resulting from these contingencies will be recorded as incurred, or become probable and estimable.

A loss of $34,712,000 on the sale of InterTAN U.K. Limited was recorded in the third quarter when the plan to sell was approved by the Board of Directors. The initial costs of this transaction totaling approximately $376,000 were expensed as incurred in the three-month period ended December 31, 1998.

As previously indicated, as part of the Company's ongoing efforts to improve the financial performance of its United Kingdom operation, in January 1998 a plan to close 69 consistently under-performing stores was approved. In connection with this restructuring plan, a provision of $12,712,000 was recorded during the third quarter of fiscal year 1998, reflecting lease disposal costs, severance costs and other closure costs, including fixture removal and contract termination costs. The following is a summary of the activity within this reserve during the nine-month period ended March 31, 1999 (in thousands):

                       Balance                                                                Adjustment on
                       June 30                      Foreign Currency         Balance           Disposal of          Balance
                        1998           Paid           Rate Effects       December 31 1998     InterTAN U.K.      March 31 1998
                    -------------  ------------  ----------------------  ----------------  --------------------  -------------


Lease disposal costs    $8,639      $(2,995)             $(33)                  $5,611              $(5,611)     $     -
Severance costs            250         (105)               (1)                     144                 (144)           -
Other exit costs           527         (268)               (2)                     257                 (257)           -
                        ------      -------              ----                   ------              -------
                        $9,416      $(3,368)             $(36)                  $6,012              $(6,012)     $     -
                        ======      =======              ====                   ======              =======      =============


Note 3    9% Subordinated Convertible Debentures

During fiscal year 1994, the Company closed a private placement of Cdn$60,000,000 of 9% subordinated convertible debentures (the "Debentures") maturing August 30, 2000. At March 31, 1999, Cdn$36,861,000 of Debentures ($24,431,000 at March 31, 1999 exchange rates) were outstanding. The Debentures are convertible at any time at a conversion rate of 118.7648 common shares for each Cdn$1,000 face amount of Debentures, equivalent to a conversion price of Cdn$8.42 per share ($5.58 per share at March 31, 1999 exchange rates).

The Debentures are redeemable upon giving at least 30 business days' notice at a redemption price equal to the principal amount thereof, plus accrued and unpaid interest provided that the current market price of the Company's common shares during a specified period preceding the date of such notice is not less than 125% of the conversion price. On April 16, 1999, the Company served notice on all remaining Debenture holders calling for the redemption of all issued and outstanding Debentures on June 8, 1999. Debenture holders may exercise their right of conversion until June 7, 1999, after which all outstanding Debentures must be surrendered for cash. Should all outstanding Debenture holders as of April 16, 1999 exercise their right of conversion, approximately 4,007,000 additional common shares would be issued. Approximately 371,000 shares had previously been issued as a result of Debenture conversions between March 31, 1999 and April 16, 1999.

Note 4    Net Loss per Average Common Share

Basic earnings per share ("EPS") is calculated by dividing the net income or loss for a period by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution which would occur if securities or other contracts to issue common stock were exercised or converted. For the three and nine-month periods ended March 31, 1999 and 1998, basic and diluted losses per average common share were each $3.13 and $1.46 and $2.17 and $0.77, respectively, as the effects of the Company's potentially dilutive instruments were anti-dilutive in all periods.

The Company's potentially dilutive instruments include the Debentures. Under their terms of issuance, the Debentures are convertible into common stock at the rate of 118.7648 shares for each Cdn.$1,000 face amount of Debentures held, equivalent to 4,378,000 and 6,747,000 shares at March 31, 1999 and 1998, respectively. However, if the Company were to redeem the Debentures after February 28, 2000 by issuing common shares to the holders thereof in accordance with the terms of the Debentures, the dilutive effect of the Debentures would be increased if the fair market value of the Company's common stock at the time of redemption were less than the conversion price, resulting in a greater number of shares being issued on assumed conversion.

Between March 31 and April 16, 1999, Cdn.$3,124,000 of Debentures were converted, resulting in the issuance of approximately 371,000 common shares. On April 16, 1999, the Company called for the redemption of the remaining Debentures on June 8, 1999. Should all remaining Debenture holders exercise their right of conversion prior to the redemption date, approximately 4,007,000 additional common shares would be issued. In addition, at March 31, 1999 and 1998, the Company's directors and employees held options to purchase 1,221,502 and 1,015,500 common shares, respectively, at prices ranging from $3.50 to $8.3125 and $3.50 to $8.1875 per shares, respectively.


Note 5    Comprehensive Income (Loss)

Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income includes net income and the net change in foreign currency translation effects. The comprehensive loss for the three-month periods ended March 31, 1999 and 1998 was $35,419,000 and $16,736,000, respectively. For the nine-month periods ended March 31, 1999 and 1998, the comprehensive loss was $23,541,000 and $15,895,000, respectively.


Note 6    Income Taxes

The provisions for domestic and foreign income taxes for the three-month periods ended March 31, 1999 and 1998 were $10,548,000 and $1,438,000, respectively. The Company's income tax expense primarily represents Canadian and Australian income tax on the profits earned by its subsidiaries in those countries. The provision for income taxes for the three-month period ended March 31, 1999 also included a charge of $8,039,000 related to the settlement of a dispute with the Canadian tax authorities relating to the 1990 to 1993 taxation years which is discussed more fully below. For the nine-month period ended March 31, 1999, an income tax provision of $21,481,000 was recorded, compared with $8,563,000 in the first nine months of the prior year.

An audit of the Canadian income tax returns of the Company's Canadian subsidiary for the 1990 to 1993 taxation years was commenced during the 1995 fiscal year. The Company was advised that Revenue Canada was challenging certain interest deductions relating to the Canadian subsidiary's former operations in continental Europe and was proposing to tax certain foreign exchange gains related to such operations. Depending on the ultimate resolution of these issues, the Company estimated that it could potentially have an additional liability of up to $21,000,000. In March 1999, the Company and Revenue Canada agreed to a resolution of this matter which will result in a liability to the Company of approximately $14,000,000 resulting in a charge of $8,039,000 during the third quarter, reflecting a settlement which exceeded management's expectations, but was substantially less than the maximum exposure of $21,000,000.

The Company was advised in August, 1995 that Revenue Canada intended to extend the scope of its 1987 to 1989 reassessments to raise certain issues flowing from the spin-off of the Company from Tandy Corporation in fiscal year 1987. The Company had previously disclosed that these issues represented a potential loss in the range of $0 to $21,000,000. Management disagreed with Revenue Canada's views on these issues and vigorously defended the Company's position. The Company has been advised that Revenue Canada no longer intends to pursue these matters and that no related assessment will be issued.

An audit of the Canadian income tax returns of the Canadian subsidiary for the 1987 to 1989 taxation years was completed during fiscal year 1994, resulting in additional tax being levied against the Canadian subsidiary. The Company has appealed these reassessments and, pending the outcome of these matters, the Company, by Canadian law, was required to pay one-half of the tax in dispute. The tax levied by Revenue Canada in reassessing those years was offset by refunds arising from the carryback of losses incurred in subsequent years. Depending on the ultimate resolution of these issues, the Company could potentially have an additional liability in the range of $0 to $11,700,000. The Company believes it has meritorious arguments in defense of the issues raised by Revenue Canada and it is in the process of vigorously defending its position. It is management's determination that no additional provision need be recorded for these reassessments. It is not practical for management to make any reasonable determination of when this remaining outstanding Canadian tax issue will ultimately be resolved.

Audits of the Company's Canadian income tax return by Revenue Canada for the 1994 taxation year and of the Company's United States income tax returns by the Internal Revenue Service for the 1990-1994 taxation years are in process.

Note 7    Segment Reporting

Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). The table below summarizes net sales and operating revenues, operating income (loss) and identifiable assets for the Company's segments. Consolidated operating income (loss) is reconciled to the Company's loss before income taxes (in thousands):

                                                            Three months ended                     Nine months ended
                                                                 March 31                               March 31
                                                           1999            1998                  1999             1998
Net sales and operating revenues
    Canada                                                63,613         $ 56,831             $ 232,120       $ 215,720
    Australia                                             24,453           22,300                79,028          75,989
    United Kingdom*                                            -           37,986                97,141         139,676
                                                        ---------------------------------------------------------------
                                                        $ 88,066        $ 117,117             $ 408,289       $ 431,385
                                                        ===============================================================
Operating income (loss)
    Canada                                               $ 4,957          $ 3,161              $ 27,367        $ 19,447
    Australia                                              1,422            1,017                 5,750           4,726
    United Kingdom*                                            -           (5,597)                3,365          (5,023)
                                                        ---------------------------------------------------------------
                                                           6,379           (1,419)               36,482          19,150
    Loss on sale of United Kingdom
      subsidiary and other restructuring charges         (34,712)         (12,712)              (35,088)        (12,712)
    General corporate expenses                            (1,711)          (1,122)               (4,745)         (3,330)
                                                        ---------------------------------------------------------------
Operating income (loss)                                  (30,044)         (15,253)               (3,351)          3,108
Foreign currency transaction (gains) losses                   80              158                  (375)           (580)
Interest expense, net                                        550              923                 3,296           4,459
                                                        ---------------------------------------------------------------
Loss before income taxes                               $ (30,674)       $ (16,334)             $ (6,272)         $ (771)
                                                        ===============================================================


                        March 31             June 30             March 31
                          1999                1998                 1998

Canada                 $ 127,886           $ 111,496             $ 112,255
Australia                 54,477              45,675                46,127
United Kingdom                 -              64,246                70,531
Corporate assets           3,983               2,130                 2,382
                       ---------------------------------------------------
                       $ 186,346           $ 223,547             $ 231,295
                       ===================================================


*As discussed in Note 2, the Company sold its United Kingdom operations during the three months ended March 31, 1999. Additionally 69 under-performing stores in the United Kingdom were closed during fiscal year 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              Results of Operations
                              ---------------------

InterTAN is engaged in the sale of consumer electronics products primarily through company-operated retail stores and dealer outlets in Canada and Australia. The Company's retail operations are conducted through two wholly-owned subsidiaries: InterTAN Australia Ltd., which operates in Australia under the trade name "Tandy Electronics"; and InterTAN Canada Ltd., which operates in Canada under the trade name "RadioShack". The Company previously also had retail and dealer outlets in the United Kingdom. Theses operations were conducted through a wholly-owned subsidiary, InterTAN U.K. Limited, which operated under the "Tandy" name. Effective January 1999, the Company's subsidiary in the United Kingdom was sold. See Note 2 to the Consolidated Financial Statements and "Loss on Sale of United Kingdom Subsidiary and Other Restructuring Plans". All of these trade names are used under license from Tandy Corporation ("Tandy") of Fort Worth, Texas. In addition, the Company has entered into an agreement in Canada with Rogers Cantel Inc. ("Cantel") to operate telecommunications stores ("Cantel stores") on its behalf. At March 31, 1999, 45 Cantel stores were in operation.

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


Overview

There were a number of special factors and charges in both the current and the prior year that significantly impacted the Company's results of operations and affected the comparability of the reported results. As previously discussed, in January 1999 the Company sold its under-performing subsidiary, InterTAN UK Limited, and recorded a total charge of $35,088,000. See "Loss on Sale of Former United Kingdom Subsidiary and Other Restructuring Plans." Also in the current year, the Company settled one of its long-standing disputes with the Canadian tax authorities and recorded a related tax charge of $8,039,000. See Note 6, "Income Taxes."

During the three-month period ending March 31, 1998, the Company announced its plan to close 69 stores in the United Kingdom and recorded a charge of $12,712,000 plus another $2,325,000 in related inventory write downs. See "Loss on Sale of Former United Kingdom Subsidiary and Other Restructuring Plans."

The tables below reflect the Company's sales, net income (loss), and net income
(loss) per share for the three and nine-month periods ending March 31, 1999 and 1998, adjusted to eliminate the following: sales and operating results of InterTAN UK Limited, including the charge relating to the closure of 69 stores in fiscal 1998; the loss on sale of InterTAN UK Limited; and the special tax charge relating to the dispute settled with the Canadian tax authorities.

                                                         Three months ended                     Nine months ended
                                                              March 31                               March 31
                                                       1999             1998                1999               1998
                                                  --------------------------------     ------------------------------------
Net sales and operating revenues as
reported                                             $ 88,066          $117,117            $408,289          $ 431,385

Less sales of former United Kingdom
subsidiary                                                 -           (37,986)            (97,141)          (139,676)
                                                  ----------------  --------------     ---------------   ------------------

Net sales and operating revenues as
adjusted                                             $ 88,066          $ 79,131            $311,148          $ 291,709
                                                  ================  ==============     ===============   ==================

Net loss as reported                                $(41,222)         $(17,772)           $(27,753)        $   (9,334)

Loss on sale of former United
  Kingdom subsidiary and
  other restructuring charges                          34,712            12,712              35,088             12,712

Net (income) loss of former
  United Kingdom subsidiary
  before restructuring charges *                            -             5,753             (2,447)              5,761

Special provision for income taxes                      8,039                 -               8,039                  -
                                                  ----------------  --------------     ---------------   ------------------

Net income as adjusted                               $  1,529         $     693            $ 12,927         $    9,139
                                                  ================  ==============     ===============   ==================

Basic and diluted net loss per average
common share as reported                              $(3.13)           $(1.46)             $(2.17)            $(0.77)
                                                  ================  ==============     ===============   ==================

Basic net income per average common share
as adjusted                                             $0.12             $0.06               $1.01              $0.76
                                                  ================  ==============     ===============   ==================

Diluted net income per average common
share as adjusted                                       $0.12             $0.06               $0.80              $0.58
                                                  ================  ==============     ===============   ==================


*Includes inventory writedowns of $2,325,000 associated with the restructuring which were recorded in the third quarter of fiscal year 1998.

Loss on Sale of United Kingdom Subsidiary and Other Restructuring Plans

For some time, the Company had been considering a variety of plans and had undertaken a number of initiatives intended to restore its loss-making subsidiary in the United Kingdom to profitability, including a restructuring plan to close 69 under-performing stores implemented in the third quarter of fiscal year 1998.

While this restructuring plan, together with other initiatives taken in the United Kingdom, were contributing to improved operating results in that country, an overall loss for fiscal year 1999 was still anticipated. The additional cash injection needed in the United Kingdom to sustain and accelerate the pace of recovery could only have come from diverting cash otherwise needed in the Company's profitable Canadian and Australian subsidiaries. Consequently, management explored the possibility of finding a suitable business partner or buyer for its United Kingdom subsidiary. In January, 1999 the Company's Board of Directors approved a plan to sell the Company's investment in InterTAN U.K. Limited for proceeds of $2,582,000, net of estimated selling costs. The sale included all assets, liabilities and other obligations of the United Kingdom subsidiary, including approximately $11,600,000 of bank debt outstanding under InterTAN U.K. Limited's portion of the Company's syndicated loan agreement which was repaid by the purchaser at closing. Coincident with the sale, the Company's syndicated loan facility was reduced from $75,000,000 to $50,000,000. See Note 7, Segment Reporting, for revenue and operating income (loss) associated with InterTAN U.K. Limited.

In addition, the purchaser assumed the rights to claim tax loss carryforwards and deferred capital allowances having a potential tax benefit of approximately $33,000,000. To the extent the purchaser is able to utilize all or a portion of these loss carryforwards and deferred tax allowances, the Company is entitled to cash payments equal to 30% of the tax savings realized by the purchaser (a maximum of approximately $10,000,000). The Company will recognize such proceeds, if any, as received.

Also under the terms of the sale agreement, the Company has indemnified the purchaser for certain contingencies, primarily relating to real estate matters associated with store leases and working capital adjustments. Management believes that adequate provision has been made for such liabilities and allowances; however, such balances are based on estimates and the actual results could differ from those estimates, subjecting the Company to the indemnification provisions. Costs, if any, resulting from these commitments will be recorded as incurred, or become probable and estimable.

A loss of $34,712,000 on the sale of InterTAN U.K. Limited was recorded in the third quarter when the plan to sell was approved by the Board of Directors. The initial costs of this transaction totaling approximately $376,000 were expensed as incurred in the three-month period ended December 31, 1998.

As previously indicated, as part of the Company's ongoing efforts to improve the financial performance of its United Kingdom operation, in January 1998 a plan to close 69 consistently under-performing stores was approved. In connection with this restructuring plan, a provision of $12,712,000 was recorded during the third quarter of fiscal year 1998, reflecting lease disposal costs, severance costs and other closure costs, including fixture removal and contract termination costs.

The following is a summary of the activity within this reserve during the nine-month period ended March 31, 1999 (in thousands):

                             Balance                                         Balance        Adjustment on       Balance
                             June 30                 Foreign Currency      December 31       Disposal of       March 31
                              1998         Paid        Rate Effects           1998          InterTAN U.K.        1998
                              ----         ----        ------------           ----          -------------        ----
Lease disposal costs       $8,639       $(2,995)          $(33)              $5,611           $(5,611)      $     -
Severance costs               250          (105)            (1)                 144              (144)            -
Other exit costs              527          (268)            (2)                 257              (257)            -
                           --------     ----------       ------             -------          ---------      --------
                           $9,416       $(3,368)          $(36)              $6,012           $(6,012)      $     -
                           ======       ========          =====              ======           ========      ========


Foreign Exchange Effects

Profit and loss accounts, including sales, are translated from local currency values to U.S. dollars at monthly average exchange rates. During the third quarter of fiscal year 1999, the U.S. dollar strengthened against the Canadian and Australian dollars relative to the comparable values during the third quarter of the prior year. As a result, the same local currency amounts translate into fewer U.S. dollars as compared with the prior year. For example, if local currency sales in Australia in the third quarter of fiscal year 1999 were the same as those in the third quarter of the prior year, the fiscal year 1999 income statement would reflect a 4.7% decrease in sales when reported in U.S. dollars.

The following table outlines, for the three-month period ending March 31, 1999, the percentage change in the weighted average exchange rates of the currencies of the countries in which the company operates as compared to the same three-month period in the prior year:

                 -----------------------------------

                  Canada                       (5.4)%

                  Australia                    (4.7)%
                 -----------------------------------

Sales Outlets

The number of company-operated stores and dealers at March 31, 1999 and 1998, as well as the number of locations opened and closed during the three-month periods then ended, is presented in the table below:

                                                                                     Sales Outlets
                                     Three months ended                            Three months ended
                                      March 31, 1999                                March 31, 1998
                              -------------------------------------         ------------------------------------
                              Ending         Opened          Closed         Ending          Opened        Closed
Canada
Company-operated                 449*            1               4              458*           1               4
Dealers                           332            4               4              385            2               3
                              ------------------------------------          ------------------------------------
                                  781            5               8              843            3               7
                              ====================================          ====================================
Australia
Company-operated                  225            3               -              217            1               1
Dealers                           126            4               3              124            1              19
                              ------------------------------------          ------------------------------------
                                  351            7               3              341            2              20
                              ====================================          ====================================
United Kingdom**
Company-operated                    0            0               0              286            -              52
Dealers                             0            0               0              109            4              25
                              ------------------------------------          ------------------------------------
                                    0            0               0              395            4              77
                              ====================================          ====================================
Total
Company-operated                  674            4               4              961            2              57
Dealers                           458            8               7              618            7              47
                              ------------------------------------          ------------------------------------
                                1,132           12              11            1,579            9             104
                              ====================================          ====================================

*At March 31, 1999 and 1998, the Company operated 45 and 55 stores, respectively, on behalf of Cantel. At March 31, 1999, the Company was also testing "store in store" formats in seven locations of The Hudsons Bay Company. Since these locations are not company-owned, they are not included in the above table.

** The Company's United Kingdom subsidiary was sold in January, 1999. See "Loss on Sale of United Kingdom Subsidiary and Other Restructuring Plans".

The decline in the number of dealers in Canada over the prior year results from the closure of a number of smaller dealers whose level of purchases was not sufficient to sustain profitability. The closure of these dealers will not have a material effect on future sales.


Net Sales

Consolidated sales in U.S. dollars for the three-month period ended March 31, 1999 were $88,066,000, down from $117,117,000 in the same period a year ago. This decline is more than attributable to the sale of the Company's United Kingdom subsidiary and the effects of weaker currencies in Canada and Australia. When these factors are eliminated, consolidated sales in Canada and Australia, measured at the same exchange rates increased by $13,061,000 or 17.4%. Comparable-store sales, also measured at the same exchange rates, increased by 17.8%. Year-to-date, with the sales of the former United Kingdom subsidiary removed from both periods, sales have increased by 6.7% and 16.5% in U.S. dollars and local currency, respectively. Comparative store sales for the nine-month period ended March 31, 1999, also excluding the former United Kingdom subsidiary, have increased 16.9% over the same period a year ago.

The table which follows shows the percentage changes in net sales for Canada and Australia for the quarter and nine months ended March 31, 1999, compared to the corresponding period in the prior year. Changes are presented in both U.S. dollars and local currencies to illustrate the effects of exchange rate fluctuations. The change in comparative store sales, measured at the same exchange rates, is also shown:

                                                    Net Sales
                                                    ---------

                                          Percentage Increase
                                          -------------------
                                 Three Months Ended                                Nine Months Ended
                                   March 31, 1999                                    March 31, 1999
                           Local                  Comparative              Local                   Comparative
                         Currency     US$             Store              Currency    US$               Store
Canada                   18.3  %       11.9  %        20.4 %             16.5   %       7.6  %         17.6 %
Australia                15.1  %        9.7  %        12.3 %             16.4   %       4.0  %         15.3 %
                         -----------------------------------             ------------------------------------
Combined                 17.4  %       11.3  %        17.8 %              16.5   %      6.7  %         16.9 %
                        ====================================             ====================================

The sales growth in both Canada and Australia was broadly-based, with gains experienced in almost all core categories. In Canada, sales of wireless products and computers were key factors leading to a comparable-store sales gain of 20.4%. The sale of direct-to-home satellite systems was also an important part in the strong sales performance in Canada during the third quarter of fiscal year 1999. The sale of computers was another significant factor driving overall sales growth in Australia. Strong performances from the wireless and battery categories also contributed to a comparable-store sales increase of 12.3% over the same quarter in the prior year. At quarter end, the Company had eight more stores open in Australia than a year ago. Sales from these new stores lifted the overall sales gain in local currency to 15.1%.

In January, 1999, the Company announced the sale of its subsidiary in the United Kingdom. This sale will have a significant effect on overall sales comparisons for the coming year. Sales for the prior four quarters in the United Kingdom were as follows:

          Three months ended March 31, 1998         $           37,986
                                                    ==================

          Three months ended June 30, 1998          $           32,852
                                                    ==================

          Three months ended September 30, 1998     $           33,425
                                                    ==================

          Three months ended December 31, 1998      $           63,716
                                                    ==================

Management does not believe that inflation or price changes have had a material effect on sales during the three and nine-month periods ended March 31, 1999 and 1998.


Gross Margin and Cost of Products Sold

The gross margin percentage for the three-month period ended March 31, 1999 was 44.1% compared to 41.5% in the same period of the prior year. This increase was, however, more than attributable to the low margins experienced in the Company's former United Kingdom subsidiary last year. Margins in the United Kingdom had been particularly low in that quarter, in part as a result of the writedown of inventories associated with a program to close 69 unprofitable stores. See "Loss on Sale of United Kingdom Subsidiary and Other Restructuring Plans".

The combined gross margin percentage in Canada and Australia declined from 45.5% to 44.1%, as sales growth has come primarily from product categories, such as wireless and computers, carrying margins that are below the Company's average. Management expects that modest reductions in the gross margin percentage will continue as customers continue to demand these classes of products. This downward pressure on margin continues to be partially mitigated by post sale revenues, including residuals and volume rebates, primarily on wireless products and direct-to-home satellite systems. It is management's objective that any future reductions in the gross margin percentage will be offset by a lower selling, general and administrative percentage. The following is a summary of the gross margin percentages experienced in each of the Company's operating units during the three and nine-month periods ended March 31, 1999 and 1998.

                           Three months ended           Nine months ended
                                March 31                    March 31

                           1999            1998          1999        1998
------------------------------------------------------------------------------

Canada                     42.8%           44.6%        43.4%        43.3%
Australia                  47.3%           47.5%        46.4%        47.4%
------------------------------------------------------------------------------
                           44.1%           45.5%        44.2%        44.4%

United Kingdom              --             33.3%        41.2%        39.4%
------------------------------------------------------------------------------

Consolidated               44.1%           41.5%        43.5%        42.8%
==============================================================================


While gross margin dollars for the quarter declined by $9,807,000, this reduction was more than attributable to the sale of the Company's former subsidiary in the United Kingdom. Gross margin dollars generated in Canada and Australia during the three-month period ended March 31, 1999 increased by $2,826,000 as the effects of increased sales was partially offset by the impact of a lower gross margin percentage and weaker foreign currencies. The following table contains an analysis of the change in gross margin dollars for the quarter.

        In Canada and Australia
             Increase in sales                           $    5,939,000
             Decrease in margin percentage                   (1,244,000)
             Foreign exchange rate effects                   (1,869,000)
                                                     ---------------------
                                                         $    2,826,000
        Effect of sale of United Kingdom subsidiary         (12,633,000)
                                                      ---------------------
                                                         $   (9,807,000)
                                                      =====================

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the three-month period ended March 31, 1999 were $32,817,000 compared to $49,425,000 in the same period a year ago. The following table illustrates that this apparent reduction is more than attributable to the sale of the Company's former subsidiary in the United Kingdom and weaker currencies in Canada and Australia (in thousands):

                               Three-Months         Foreign                Increase (Decrease)           Three-Months Ended
                                   Ended            Currency                   Measured at                     Ended
                              March 31, 1998        Effects               Same Exchange Rates              March 31, 1999
                              --------------        -------               -------------------              --------------
Canada                           $21,051             $(1,141)                   $   1,341                       $21,251

Australia                          9,392                (441)                         930                         9,881

Corporate Headquarters
                                   1,111                -                             574                         1,685
                            -------------------     -------------       ---------------------------      ---------------------

                                  31,554              (1,582)                       2,845                        32,817

United Kingdom                    17,871                -                         (17,871)                         -
                            -------------------     -------------       ---------------------------      ---------------------

                                 $49,425             $(1,582)                    $(15,026)                      $32,817
                            ===================     =============       ===========================      =====================

Measured at the same exchange rates, SG&A expenses for the quarter in Canada, Australia and the Corporate Headquarters increased by $2,845,000, or 9.5%, primarily in support of, or in response to, higher sales. Increases were seen in rent, payroll costs, and in the sales-based royalty payable to Tandy Corporation. SG&A expenses at the Company's corporate headquarters increased by $574,000, primarily as a result of costs related to the relocation of that office from Forth Worth, Texas to Toronto, Canada. Management believes that this step will result in future savings as a result of both reductions in staff levels and lower operating costs and will also result in more effective management by being closer to the Company's most significant operating subsidiary.

When the Company's former subsidiary in the United Kingdom is removed from the previous year, combined SG&A percentage of 37.3% is indicated for the three-month period ended March 31, 1999 compared with 39.9% a year ago. This reduction of 2.6 percentage points was 1.2 percentage points higher than the decline in the gross margin percentage. Management will continue to control SG&A expense in an effort to maintain this operating leverage.

The following table compares the SG&A percentage for the quarter and year-to-date for Canada and Australia with the corresponding amount for the prior year. A combined percentage is also shown which includes SG&A expenses at Corporate Headquarters.


                         Three months ended           Nine months ended
                               March 31                    March 31

                           1999       1998           1999            1998
-------------------------------------------------------------------------------

Canada                     33.4%     37.0%           30.3%          32.7%
Australia                  40.4%     42.1%           38.2%          40.2%
------------------------------------------------------------------------------
Combined                   37.3%     39.9%           33.8%          35.8%
------------------------------------------------------------------------------


Net Interest Expense

Net interest expense for the three-month period ended March 31, 1999 was $550,000 compared with $923,000 in the comparable quarter a year ago. This reduction primarily relates to lower debt loads resulting from the sale of the Company's former subsidiary in the United Kingdom. This factor will continue to result in reduced interest costs in the fourth quarter of fiscal year 1999 and the first two quarters of fiscal year 2000. In addition, the Company has called for the redemption of its remaining 9% subordinated convertible debentures on June 8, 1999. Management estimates that the redemption of this instrument will lower net interest expense by approximately $550,000 per quarter.


Provision for Income Taxes

An income tax provision of $10,548,000 was recorded during the quarter compared with a provision of $1,438,000 recorded in the third quarter of fiscal year 1998. This increase results primarily from a charge of $8,039,000 related to the settlement of a dispute with the Canadian tax authorities relating to a prior year. See Note 6 to the Consolidated Financial Statements. Higher profits in Canada and Australia also contributed to the increase in the provision for income taxes.

                               FINANCIAL CONDITION
                               -------------------

Most balance sheet accounts are translated from their values in local currency to U.S. dollars at the respective month end rates. The table below outlines the percentage change, to March 31, 1999, in exchange rates as measured against the U.S. dollar for Canada and Australia:

                                Foreign Exchange Rate Fluctuations
                                ----------------------------------

                       % Increase                             % Increase
                        (Decrease)                             (Decrease)
                     from March 31, 1998                   from June 30, 1998
                     -------------------                   ------------------

Canada                     (5.9)                                 (2.7)
Australia                  (4.2)                                  2.4


Inventories

Inventories at March 31, 1999 were $111,081,000 compared to $159,820,000 at March 31, 1998, a reduction of $48,739,000. This decrease is more than attributable to the sale of the Company's former subsidiary in the United Kingdom and foreign currency effects. Measured at the same exchange rates, inventories have increased year-on-year in Canada and Australia by about 11% in support of higher sales.
For the same reasons, inventories have declined from $148,198,000 at June 30, 1998.


Accounts Receivable

Accounts receivable were $7,582,000 at March 31, 1999, down from $8,539,000 and $10,606,000 at June 30, 1998 and March 31, 1998, respectively. These reductions are primarily due to the sale of the Company's former subsidiary in the United Kingdom and foreign currency effects. Accounts receivable balances in Canada and Australia, measured in local currency, have not changed significantly.


Property and Equipment

Property and equipment was $19,094,000 at March 31, 1999, down from $26,228,000 and $26,524,000 at June 30, 1998 and March 31, 1998, respectively. These reductions are attributable to the sale of the Company's former subsidiary in the United Kingdom and in part to reductions in Canada, where depreciation expense has exceeded spending on routine capital additions.

Accounts Payable

Accounts payable at March 31, 1999 were $19,398,000, compared to $24,274,000 and $26,448,000 at June 30, 1998 and March 31, 1998 respectively. These reductions are attributable to the effects of the sale of the Company's former subsidiary in the United Kingdom, partially offset by the increase in inventory levels in Canada and Australia.


Accrued Expenses

Accrued expenses at March 31, 1999 were $26,451,000, down from $38,505,000 and $39,945,000 at June 30, 1998 and March 31, 1998 respectively, as the effects of the sale of the Company's former subsidiary in the United Kingdom were partially offset by higher accrual levels in Canada and Australia. These increases relate to a variety of factors in response to higher sales, including salaries and bonuses, sales taxes and the royalty payable to Tandy Corporation. Increased deferred revenues related to the sale of extended warranty contracts was also a contributing factor.


Income Taxes Payable

Income taxes payable were $31,999,000 at March 31, 1999 compared to balances at June 30, 1998 and March 31, 1998 of $20,955,000 and $19,650,000, respectively, reflecting higher profitability in Canada and Australia as well as a special provision of $8,039,000 in Canada relating to the settlement of a dispute with the Canadian tax authorities. See Note 6 to the Consolidated Financial Statements.

The Company's Canadian subsidiary has a number of issues in dispute with the Canadian tax authorities relating to reassessments arising from an audit of RadioShack Canada's income tax returns for the 1987 to 1989 taxation years. Depending on the ultimate outcome of these matters, the Company could have an additional liability in the range of $0 to $11,700,000. The Company believes it has meritorious arguments in support of its position on each of these issues and, accordingly, no additional provision has been recorded, pending the outcome of these reassessments. It is not possible for management to make any reasonable determination of when the above issues will ultimately be resolved. See Note 6 to the Company's Consolidated Financial Statements which appears in Item 1 to this Form 10-Q and is incorporated herein by reference.

An audit of the Company's United States income tax returns by the Internal Revenue Service for the 1990-1994 taxation years is in process.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

Cash flow from operating activities generated $22,606,000 in cash during the nine-month period ended March 31, 1999, compared with $19,950,000 during the same period a year ago. Net income, adjusted to reconcile net income to cash, generated $13,450,000 in cash compared to $9,855,000 in the prior year. The build-up of inventories in response to higher sales in Canada and Australia consumed $13,830,000 in cash, which has been financed through a similar increase in accounts payable. The deferral of the payment of income taxes preserved $11,462,000 in cash in the nine-month period ended March 31, 1999, compared with $7,328,000 a year ago. This year the Company recorded a special provision of $8,039,000, reflecting the settlement of an outstanding dispute with the Canadian tax authorities. The Company has not yet paid its liability under this settlement. The positive impact of the deferral of the payment of this liability was partially offset by increases in regular income tax installments.

Investing activities consumed $14,791,000 in cash during the nine-month period ended March 31, 1999 compared with $2,534,000 a year ago. The sale of the Company's former subsidiary in the United Kingdom consumed $10,971,000 in cash, representing the cash balances of that subsidiary at the time of sale less the net proceeds of disposition. However, the subsidiary also had approximately $11,600,000 of short-term bank debt which was assumed and repaid by the purchaser.

Financing activities generated $3,647,000 in cash during the first nine months of fiscal year 1999 while consuming $25,417,000 in cash in the same period in the prior year, reflecting the repayment a year ago of the Company's long-term indebtedness to Tandy Corporation.

The Company's principal sources of liquidity during fiscal year 1999 are its cash and short-term investments, its cash flow from operations and its banking facilities.

In December, 1997, the Company entered into a three-year revolving credit facility with a syndicate of three lenders (the "Syndicated Loan Agreement") in an amount not to exceed $75,000,000 in the aggregate. With the sale of InterTAN U.K. Limited in January, 1999, the facility has been reduced to $50,000,000. The amount of credit actually available at any particular time is dependent on a variety of factors, including the level of eligible inventories and accounts receivable of InterTAN Canada Ltd. (the "Borrower"). The amount of available credit is then reduced by the amount of trade accounts payable of the Borrower then outstanding as well as certain other reserves.

The Syndicated Loan Agreement is used primarily to provide letters of credit in support of purchase orders and, from time to time, to finance inventory purchases. At March 31, 1999, there were no borrowings against the Syndicated Loan Agreement and $1,699,000 was committed in support of letters of credit. There was $15,250,000 of credit available for use at March 31, 1999. As part of the transaction involving the sale of InterTAN U.K. Limited, the purchaser repaid the amount owing under the facility at December 31, 1998 ($11,617,000) and arranged for replacement of the letters of credit relating to the United Kingdom ($1,430,000 at December 31, 1998). The Company's Merchandise Agreement with Tandy permits the Company to support purchase orders with a surety bond or bonds as well as letters of credit. The Company has entered into an agreement with a major insurer to provide surety bond coverage (the "Bond") in an amount not to exceed $18,000,000. Use of the Bond will give the Company greater flexibility in placing orders with Far Eastern suppliers by releasing a portion of the credit available under the Syndicated Loan Agreement for other purposes.

The Company's Australian subsidiaries, InterTAN Australia Ltd. and Technotron Sales Corp. Pty, Ltd., have entered into a credit agreement with an Australian bank (the "Australian Facility"). This agreement established a credit facility in the amount of A$12,000,000 ($7,612,000 at March 31, 1999 exchange rates). The Australian Facility has no fixed term and may be terminated at any time upon five days prior written notice by the lender. All or any part of the facility may be used to provide letters of credit in support of purchase orders. A maximum amount of A$5,000,000 ($3,172,000 at March 31, 1999 exchange rates) may be used in support of short-term borrowings. At March 31, 1999, there were no borrowings outstanding against the Australian Facility, nor was any amount committed in support of letters of credit.

The Company's primary uses of liquidity during the balance of fiscal year 1999 will include the funding of capital expenditures, the servicing of debt and, possibly, the payments in settlement of tax reassessments. The Company anticipates that capital additions will approximate $3,500,000 during the balance of fiscal year 1999, mainly related to store expansion, remodeling and upgrading. The Company's debt servicing requirements during the same period will consist primarily of interest payments on the Debentures. The Company has called for the redemption of the Debentures on June 8, 1999. The amount of interest payable on the debentures will depend on whether debenture holders exercise their right of conversion prior to the redemption date. Management estimates that the amount of interest payable on the Debentures should not exceed $500,000. In addition, management expects to receive additional reassessments during fiscal year 1999 relating to the settlement of its dispute with Revenue Canada in respect of the 1990-1993 taxation years. See "Income Taxes Payable" and Note 6 to the Company's Consolidated Financial Statements which is included in Item 1 of this Report on Form 10-Q and is incorporated herein by reference. Management estimates the amount of such reassessments will be approximately $14,000,000.

Management believes that the Company's cash and short-term investments on hand and its cash flow from operations combined with the Syndicated Loan Agreement, the Australian Facility and the Bond will provide the Company with sufficient liquidity to meet its planned requirements through the 1999 Christmas selling season, including the tax reassessments relating to the 1990-1993 taxation years.

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

The Company's critical systems include the following:

    o    Its store operating systems;
    o Its so-called "back end" merchandising and inventory systems, including purchasing, receiving and warehousing, perpetual inventories and store replenishment; and,
    o Its primary accounting systems, including general ledger, accounts receivable, accounts payable and payroll.

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

In Canada, during fiscal years 1996 and 1997, point-of-sale hardware was replaced with equipment that is Year 2000 compliant. The store operating system was replaced in the third and fourth quarters of fiscal year 1998. Year 2000-related upgrades to back end inventory and warehouse systems have been completed. The Company's third-party-sourced accounting and payroll systems in Canada have been certified as being Year 2000 compliant. Testing of both of these systems is now complete. The Company was recently advised that the operating system which supports its point of sale and certain of its warehousing systems in Canada may not be Year 2000 compliant in certain environments. Rollout of the installation of an upgrade to remedy this situation should be complete by the end of September, 1999.

In Australia, the store hardware and operating system were replaced with systems that are Year 2000 compliant during the fourth quarter of fiscal year 1998. The Company is currently implementing a fully integrated, enterprise-wide retail solution supplied by an outside vendor to replace its existing back end inventory and accounting systems in Australia. This new system is certified as being Year 2000 compliant and implementation is currently on schedule. The Company will evaluate progress towards full implementation in September. At that time, unless there is reasonable assurance that implementation and testing can be completed on a timely basis, work on this project will be halted and all efforts will be directed at the immediate remediation of the existing legacy systems. It is anticipated that this remediation could be completed in a four to six week period, in time for the November-December Christmas selling system. After this peak, work will resume on the enterprise-wide solution.

The Company's current projection is that Year 2000 compliance costs will not exceed $1,500,000.

In the most reasonably likely worst case scenario, the Company's store operating and back end inventory management systems could fail. The consequence of such failure could include the inability to electronically record sales transactions in the Company's stores and a breakdown in the supply chain. Such an occurrence would likely result in a loss of revenue; it is not possible to quantify the possible range of such loss. This would necessitate reverting to a number of manual systems for recording sales, ordering product and replenishing the Company's stores. Management does not currently have a formal documented contingency plan to deal with this scenario. Management anticipates that such a contingency plan will be in place by September 30, 1999.

The Company has communicated with its suppliers and other organizations with which it does business to coordinate Year 2000 issues and to ensure the continuity of supply of product and services. While the Company is not aware that any of its major vendors will experience difficulties in supplying product, in a most reasonably likely worst case scenario, one or more significant suppliers could be unable to continue to adequately supply the Company after 1999. The Company's fallback position would be to seek an alternative source of supply. However, there can be no assurance that such alternative sources of supply would be available. The Company does not yet have a list of alternative suppliers should some suppliers be unable to continue to provide product or services beyond the end of calendar year 1999. Such a contingency plan will be in place by September 30, 1999. It is not practical for management to estimate the range of financial loss, if any, which could result from the negative effect that a disruption in supply would have on the Company's business.

The Company's warehouse and distribution systems are centralized in a single location in both Canada and Australia. In a most reasonably likely worst case scenario, service from one or both of these locations could be disrupted, caused by a number of factors beyond the Company's control including, for example, the failure of local power suppliers to supply electricity. Such a disruption could result in out-of-stock situations of varying severity at some or all of the Company's retail locations. The Company is currently evaluating alternative means of supplying its stores and reasonably anticipates that contingency plans will be in place by September 30, 1999. It is not practical for management to estimate the range of financial loss, if any, which could result from a disruption in the supply of product to the Company's stores.

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


                                  CONTINGENCIES


Apart from the matters and those described under "Loss on Sale of United Kingdom Subsidiary and Other Restructuring Plans", "Income Taxes Payable" and "Year 2000 Issues", there are no material pending proceedings or claims, other than routine matters incidental to the Company's business, to which the Company or any of its subsidiaries is a party, or to which any of its property is subject.

                           PART II - OTHER INFORMATION


ITEM 1   LEGAL PROCEEDINGS

         With the exception of "Year 2000 Issues", the various matters discussed under the heading "Contingencies" on page 27 of this Form 10-Q are incorporated herein by reference.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the stockholders during the three-month period ended March 31, 1999.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

    a)   Exhibits Required by Item 601 of Regulation S-K:

             Exhibit No.                    Description

             2(a) Share Sale Agreement between InterTAN, Inc. and Beheer-En Beleggingsmaatschappij Antika B.V. dated January 23, 1999 (filed as Exhibit No. 2.1 to InterTAN's Current Report on Form 8-K dated January 25, 1999 and incorporated herein by reference).

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

             *10(a) Amended and Restated InterTAN Advertising Agreement among InterTAN, Inc., InterTAN Canada Ltd., InterTAN Australia Ltd. and Tandy Corporation effective as of January 1, 1999.

             *10(b) Second Amendment to Loan Agreement dated as of January, 1999 among InterTAN, Inc., InterTAN Canada Ltd., InterTAN UK Limited, Bank of America Canada, Bank of America National Trust and Savings Association, BankBoston Retail Finance Inc., Congress Financial Corporation, BankBoston, N.A. and Burdale Financial Limited.

             *10(c) Confidential General Release and Separation Agreement between InterTAN, Inc. and David S. Goldberg dated March 1, 1999.

             *10(d) Employment Agreement between InterTAN, Inc. and Jeffrey A. Losch dated February 23, 1999.

             10(e) Deed of Indemnity between InterTAN, Inc., Tandy Corporation, InterTAN Canada Ltd., The Carphone Warehouse Limited and Worldwide Telecommunications Ltd. dated January 23, 1999 (filed as Exhibit No.
                             10.1 to InterTAN's Current Report on Form 8-K dated January 25, 1999 and Incorporated herein by reference).

             10(f) Tax Deed between InterTAN, Inc. and Beheer-En Beleggingsmaatschappij Antika B.V. dated January 23, 1999. (filed as Exhibit No. 10.2 to InterTAN's Current Report on Form 8-K dated January 25, 1999 and incorporated herein by reference).

             *27             Article 5, Financial Data Schedule.

             *99             Historical sales performance statistics

--------------

* Filed herewith

        b)   Reports on Form 8-K:

             During the quarter ended March 31, 1999, the company filed one Report on Form 8-K dated January 25, 1999 in respect of the Company's disposition of its U.K. subsidiary.

             No other Reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 InterTAN, Inc.
                                                   (Registrant)




Date:  May 14, 1999                  By: /s/ Brian E. Levy
                                        -----------------------------
                                         Brian E. Levy
                                         President and
                                         Chief Executive Officer
                                         (Authorized Officer)


                                     By: /s/ Douglas C. Saunders
                                         ----------------------------
                                         Douglas C. Saunders
                                         Vice President and Corporate Controller
                                         (Principal Accounting Officer)

                               Index to Exhibits
                           InterTAN, Inc. Form 10-Q


Exhibit No.                                     Description
-----------                                     -----------
2(a)             Share Sale Agreement between InterTAN, Inc. and Beheer-En
                 Beleggingsmaatschappij Antika B.V. dated January 23, 1999
                 [Filed as Exhibit No. 2.1 to InterTAN's Current Report on Form 8-K dated
                 January 25, 1999 and incorporated herein by reference].

3(a)             Restated Certificate of Incorporation
                 [Filed as Exhibit 3(a) to InterTAN's Registration Statement on Form 10
                 and incorporated herein by reference].

3(a)(i)          Certificate of Amendment of Restated Certificate of Incorporation
                 [Filed as Exhibit 3(a)(i) to InterTAN's Annual Report on Form 10K for
                 fiscal year ended June 30, 1995 and incorporated herein by reference].

3(a)(ii)         Certificate of Designation, Preferences and Rights of Series A Junior
                 Participating Preferred Stock
                 [Filed as Exhibit 3(a)(i) to InterTAN's Registration Statement on Form
                 10 and incorporated herein by reference].

3(b)             Bylaws
                 [Filed as Exhibit 3(b) to InterTAN's Registration Statement on Form 10
                 and incorporated herein by reference].

3(b)(i)          Amendments to Bylaws through August 3, 1990
                 [Filed as Exhibit 3(b)(i) to InterTAN's Annual Report on Form 10K for
                 fiscal year ended June 30, 1990 and incorporated herein by reference].

3(b)(ii)         Amendments to Bylaws through May 15, 1995
                 [Filed as Exhibit 3(b)(ii) to InterTAN's Annual Report on Form 10K for
                 fiscal year ended June 30, 1995 and incorporated herein by reference].

3(b)(iii)        Amended and Restated Bylaws
                 [Filed as Exhibit 3(b)(iii) to InterTAN's Annual Report on Form 10K for
                 fiscal year ended June 30, 1996 and incorporated herein by reference].

4(a)             Articles Fifth and Tenth of the Restated Certificate of Incorporation
                 [included in Exhibit 3(a)]

4(b)             Amended and Restated Rights Agreement between InterTAN, Inc. and The
                 First National Bank of Boston
                 [Filed as Exhibit 4(b) to InterTAN's Report on Form 8-K dated September
                 25, 1989 and incorporated herein by reference].

4(c)             Trust Indenture securing the issue of 9% Convertible Subordinated
                 Debentures due August 30, 2000
                 [Filed as Exhibit 4(c) to InterTAN's Annual Report on Form 10-K for
                 fiscal year ended June 30, 1993 and incorporated herein by reference].

*10(a)           Amended and Restated InterTAN Advertising Agreement among InterTAN,
                 Inc., InterTAN Canada Ltd., InterTAN Australia Ltd. and Tandy
                 Corporation effective as of January 1, 1999.

*10(b)           Second Amendment to Loan Agreement dated as of January, 1999 among
                 InterTAN, Inc., InterTAN Canada Ltd., InterTAN UK Limited, Bank of
                 American Canada, Bank of America National Trust and Savings Association,
                 BankBoston Retail Finance Inc., Congress Financial Corporation,
                 BankBoston, N.A. and Burdale Financial Limited.

*10(c)           Confidential General Release and Separation Agreement between InterTAN,
                 Inc. and David S. Goldberg dated March 1, 1999.

*10(d)           Employment Agreement between InterTAN, Inc. and Jeffrey A. Losch dated
                 February 23, 1999.

10(e)            Deed of Indemnity between InterTAN, Inc., Tandy Corporation, InterTAN
                 Canada Ltd., The Carphone Warehouse Limited and Worldwide
                 Telecommunications Ltd. dated January 23, 1999.
                 [Filed as Exhibit No. 10.1 to InterTAN's Current Report on Form 8-K
                 dated January 25, 1999 and Incorporated herein by reference].

10(f)            Tax Deed between InterTAN, Inc., and Beheer-En Beleggingsmaatschappij
                 Antika B.V. dated January 23, 1999.
                 [Filed as Exhibit No. 10.2 to InterTAN's Current Report on Form 8-K
                 dated January 25, 1999 and incorporated herein by reference].

*27              Article 5, Financial Data Schedule.

*99              Historical sales performance statistics.


*Filed herewith