Form 10-Q/A
period 1998-12-31
INTERTAN INC
filed 1999-09-24
CIK 803227

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

CONSOLIDATED  STATEMENTS  OF  OPERATIONS
INTERTAN, INC.
(In thousands, except per share data)

                                                     THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                        December 31                              DECEMBER 31
                                             ---------------------------------        ---------------------------------
                                                  1998                1997                 1998                1997
                                             -------------     ---------------        -------------     ---------------
Net sales and operating revenues...........       $198,379            $192,559             $320,223            $314,268
Other income...............................             50                 259                  129                 351
                                                  --------            --------             --------            --------
                                                   198,429             192,818              320,352             314,619
                                                  --------            --------             --------            --------

Operating costs and expenses:
   Cost of products sold...................        112,633             110,586              181,509             178,405
   Selling, general and administrative
     expenses..............................         60,307              62,701              108,154             114,061
   Depreciation and amortization...........          1,830               1,873                3,620               3,792
   Initial costs of disposition of
     United Kingdom subsidiary.............            376                   -                  376                   -
                                                  --------            --------             --------            --------
                                                   175,146             175,160              293,659             296,258
                                                  --------            --------             --------            --------

Operating income...........................         23,283              17,658               26,693              18,361

Foreign currency transaction gains.........            (43)               (658)                (455)               (738)
Interest expense, net......................          1,633               1,893                2,746               3,536
                                                  --------            --------             --------            --------

Income before income taxes.................         21,693              16,423               24,402              15,563
Provision for income taxes.................          7,929               5,076               10,933               7,125
                                                  --------            --------             --------            --------

Net income.................................       $ 13,764            $ 11,347             $ 13,469            $  8,438
                                                  ========            ========             ========            ========

Basic net income per
     average common share..................       $   1.08            $   0.94             $   1.07            $   0.70

Diluted net income per
     average common share..................       $   0.76            $   0.55             $   0.79            $   0.46

Average common shares outstanding..........         12,749              12,024               12,636              11,995

Average common shares outstanding
     assuming dilution.....................         19,461              19,814               19,370              19,781

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
                          =============        ==============      =============     ==============     ================    ========


(In thousands, except                                                  SIX MONTHS ENDED
 for per
share data)
                                              DECEMBER 31, 1998                                 DECEMBER 31, 1997
                            ----------------------------------------------       --------------------------------------------
                               Income           Shares          Per Share             Income           Shares      Per Share
                             (Numerator)     (Denominator)        Amount           (Numerator)      (Denominator)    Amount
                            -----------      -------------      ----------        ---------------  --------------  ----------
Net Income                      $13,469                                                    $8,438
                            ===========                                           ===============
BASIC EPS
Income available to
  common stockholders           $13,469             12,636            $1.07                $8,438      11,995        $  0.70
                                                                ===========                                        =========
EFFECT OF DILUTIVE
 SECURITIES
9% convertible debentures         1,863/(1)/         6,727/(2)/                               731/(1)/  7,779/(2)/

Stock options                         -                  7                                      -           7
                            -----------      -------------                        ---------------                  ---------
DILUTED EPS
Income available to
 common
  stockholders including
  assumed conversions           $15,332             19,370           $0.79                $9,169       19,781/(2)/   $  0.46/(2)/
                            ===========      =============      ==========        ===============     =======      =========

/(1)/ The adjustments relating to the 9% convertible debentures include interest expense, amortization of financing costs and, for the three and six month periods ended December 31, 1997, foreign currency transaction gains and losses.

/(2)/ The adjustment to the average number of shares outstanding for purposes of computing diluted net income per average common share and the computed diluted net income per average common share for the six-month periods ended December 31, 1998 and 1997 have been restated to correct an error in the share adjustment. The share adjustment (in thousands) as previously reported for the six month periods ending December 31, 1998 and 1997 were 3,352 and 3,890 respectively. The diluted net income per average common share and the average common shares outstanding assuming dilution as previously reported for the six months ended December 31, 1998 and 1997 were $0.96 and 15,992, and $0.58 and 15,891, respectively. The correction for this error does not impact reported net income for any period nor does it impact any previously reported quarterly or annual earnings per share amount.

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

                 *27.1 Restated Article 5, Financial Data Schedule for period ended December 31, 1998


                  27.2 Restated Article 5, Financial Data Schedule for period ended December 31, 1997

___________________

*  Filed herewith


     b)   Reports on Form 8-K:
          No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           InterTAN, Inc.
                                            (Registrant)



Date:  September 24, 1999             By: /s/ Brian E. Levy
                                         __________________________
                                         Brian E. Levy
                                         President and
                                         Chief Executive Officer
                                         (Authorized Officer)



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

*27.1 Restated Article 5, Financial Data Schedule for period ended December 31, 1998

*27.2 Restated Article 5, Financial Data Schedule for period ended December 31, 1997


___________________

*  Filed herewith