Form 10-K405
period 1999-06-30
INTERTAN INC
filed 1999-09-27
CIK 803227

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended June 30, 1999
                                              -------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

     For the transition period from _________to _________

     Commission file number 1-10062
                            -------
                                  InterTAN, Inc.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                              75-2130875
------------------------------------------             -----------------------
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                            Identification No.)

3300 Highway #7, Suite 904
Toronto, Ontario, Canada                                       L4K 4M3
------------------------------------------             -----------------------
 (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:          905-760-9701
                                                       -----------------------

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class           Name of each exchange on which registered
-----------------------------------   -----------------------------------------
Common Stock, par value $1.00 per share*              New York Stock Exchange
(*Includes related preferred stock purchase rights)

Securities registered pursuant of Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes       X       No_____
                                          ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     ( X)

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 20, 1999 was $364,066,367 based on the New York Stock Exchange closing price on such date.

As of September 20, 1999 there were 19,948,842 shares of the registrant's Common Stock outstanding.

                      Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III. With the exception of those portions which are incorporated by reference in this Annual Report on Form 10-K, the definitive 1999 Proxy Statement is not to be deemed incorporated into or filed as part of this Report.

                                InterTAN, Inc.
                  Form 10-K for the Year Ended June 30, 1999

                               Table of Contents
                               -----------------

Part I                                                                 Page No.
------                                                                 --------
Item 1.    Business
             Description of Business                                         4
             Employees                                                       5
             Products and Distribution                                       5
             Management Information Systems                                  7
             Suppliers                                                       7
             Geographic Analysis                                             8
             Strategic Alliances                                             9
             Merchandise, License and Advertising Agreements                10
             Seasonality                                                    11
             Competition                                                    11
             Factors That Could Affect Future Performance                   11
Item 2.    Properties                                                       15
Item 3.    Legal Proceedings                                                16
Item 4.    Submission of Matters to a Vote of Security Holders              16

Part II
-------
Item 5.    Market for the Registrant's Common Equity and
             Related Stockholder Matters                                    16
Item 6.    Selected Financial Data                                          17
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      18
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk       37
Item 8.    Financial Statements
             Report of Independent Accountants                              41
             Consolidated Statements of Operations                          42
             Consolidated Balance Sheets                                    43
             Consolidated Statements of Stockholders' Equity                44
             Consolidated Statements of Cash Flows                          45
             Notes to Consolidated Financial Statements                     46
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                       67

Part III
--------
Item 10.   Directors and Executive Officers of the Registrant               67
Item 11.   Executive Compensation                                           67
Item 12.   Security Ownership of Certain Beneficial Owners and Management   67
Item 13.   Certain Relationships and Related Transactions                   67

Part IV
-------
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K  68
           Signatures                                                       77

                                     PART I
Item 1.        BUSINESS.

Description of Business

InterTAN, Inc. ("InterTAN" or the "Company") was incorporated in the State of Delaware in June 1986 in order to receive from Tandy Corporation ("Tandy") the assets and businesses of its foreign retail operations, conducted in Canada under the "RadioShack" trade name, in Australia under the "Tandy Electronics" trade name and in the United Kingdom and Europe under the "Tandy" trade name. Following the transfer of assets, on January 16, 1987 Tandy distributed shares of InterTAN common stock to the Tandy stockholders in a tax-free distribution on the basis of one InterTAN share for every ten Tandy shares held. Thus Tandy effected a spin-off and divestiture of these foreign retail operations and its then ownership interest in InterTAN and its operations, thereby constituting InterTAN as an independent public corporation. The Company's operations in continental Europe were closed during fiscal years 1993 and 1994. During fiscal year 1999, the Company sold its subsidiary in the United Kingdom. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Loss on Sale of United Kingdom Subsidiary and Other Restructuring Charges".

InterTAN is engaged principally in the sale of consumer electronics products and services through company-operated retail stores and dealer outlets in Canada and Australia. In Canada, the Company also operates cellular telecommunications stores (the "Cantel Stores") on behalf of Rogers Cantel Inc. ("Cantel"). See "Geographic Analysis - Canada". InterTAN's ongoing retail operations are conducted through two wholly-owned subsidiaries: InterTAN Australia Ltd. ("InterTAN Australia"), a New South Wales corporation which operates in Australia under the trade name "Tandy Electronics" and InterTAN Canada Ltd. ("InterTAN Canada"), an Alberta corporation which operates in Canada under the trade name "RadioShack". As used herein, "InterTAN" or "Company" sometimes collectively refers to InterTAN, InterTAN Australia and InterTAN Canada, according to the context.

As at June 30, 1999, InterTAN's company-operated retail stores and dealers totaled 1,127 consisting of 451 company-operated and 330 dealer stores in Canada, and 222 company-operated and 124 dealer stores in Australia. In addition, at June 30, 1999, the Company operated 45 Cantel Stores in Canada.

The format for InterTAN's company-operated stores typically incorporates the concept of small, strategically located stores in malls and shopping centers in Canada and malls and street locations in Australia, each providing the customer with convenience and readily available products and services to meet a wide range of consumer electronic needs. The Company also operates a limited number of express stores in Canada. These express stores feature a targeted range of merchandise in a more compact floor plan and are established in high traffic areas that do not presently have a company-operated store or which could support a second location. In Canada, a "store-in-store" concept was tested during fiscal year 1999 under which the Company operated the consumer electronics department in certain selected store formats of The Hudson's Bay Company, Canada's largest chain of department stores. See "Strategic Alliances". During fiscal year 2000, a limited number of "new concept" stores will be opened in both Canada and Australia. These stores will be larger than the typical store size and will feature an expanded product assortment. Also during fiscal year 2000, the latest generation of prototypical stores will be introduced in Australia. Stores will be renovated to this new look over a period of years as regularly scheduled renovations take place. Approximately 40 to 50 stores will be completed during fiscal year 2000. A limited number of clearance stores are also operated in Canada. InterTAN emphasizes product knowledge and customer service. The Company believes that its sales associates are noted for their helpfulness and product knowledge and that customers look to the Company's stores to find the answers to their technology questions.

The "dealers" included in the above totals are independent retail businesses which operate under their own trade names but are permitted, under dealer agreements, to purchase any of the products sold by company-operated stores. The dealer agreements contain a sub-license permitting such dealer to designate its consumer electronics department or business as a "RadioShack Dealer" or a "Tandy Electronics Dealer", as applicable. InterTAN's dealer network enables the Company to penetrate smaller markets which do not have a population base large enough to support a company-operated store.

InterTAN also provides after-sale service for all the products it sells during warranty periods and beyond. The Company has adapted RadioShack USA's "Repair Shop at RadioShack" program in each of its markets. Under this program, the Company offers out-of-warranty repair service to customers for a wide range of nationally branded electronic products. The Company's service centers provide repair capability within a satisfactory turnaround period. The Company also offers extended warranty plans to its customers. Under these plans, the Company will either repair or replace defective product, depending on the nature of the contract, for a specified number of years beyond the normal warranty period.

An E-commerce site, RadioShack.ca, offering customers the opportunity to purchase over 100,000 products through the Internet was introduced in Canada in September, 1999. Introduction of this concept into the Australian market will not likely occur until later in fiscal year 2000.

Employees

As at June 30, 1999 InterTAN employed approximately 3200 persons. The managers and sales associates in the Company's contract managed stores in australia are not considered to be employees of the Company and are, therefore, not included in this total. See "geographic Analysis - Australia". Approximately 75 of InterTAN Canada's employees, who are engaged in InterTAN Canada's warehousing and distribution operations, are represented by unions. Approximately 36 of InterTAN Australia's employees are represented by three separate unions. Approximately 28 of those individuals are employed in warehousing operations while the balance, who are repair technicians and security monitoring staff, are represented by separate unions. The Company considers its relationships with its employees to be good.

Products and Distribution

InterTAN's strategy focuses on a product plan dedicated to profitable sales growth by improving gross profit dollars while at the same time increasing sales. Fundamental to this plan is a product offering which includes both national brands and private label goods, emphasis on strategically selected core categories which yield attractive margins, and in which management believes the Company has a strong position in all of its markets, and managing the percentage of lower margin product in the overall sales mix. This strategy has been complemented by the introduction of certain service initiatives designed not only to produce revenue in their own right, but also to increase traffic in the Company's stores. Many of these service initiatives include residual revenues which serve to improve gross margins.

InterTAN's stores carry a broad range of brand name and private label, quality consumer electronics products. The selection of products offered for sale is comprehensive, ranging from, among other things, small parts and accessories to large ticket items such as computers and stereo systems. Types of product include: telephony products, including both land-line and cellular telephones, pagers, answering machines and fax machines, personal electronics products, personal computer hardware and software, batteries, parts and accessories, communications products, audio and video products, and other small electronic items. The product line in InterTAN stores varies from country to country due to, among other things, product availability, local laws, regulations, varying electronic and telecommunications standards and consumer preferences. It is management's view that the range of products offered by InterTAN, in particular its parts and accessories, is broader than that typically offered by others in the retail consumer electronics industry. However, products substantially similar to those sold through InterTAN's retail outlets are sold by many other retail stores, including department stores, consumer electronics chains and computer outlets.

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

InterTAN also offers its customers a selection of brand name products including, among others, Panasonic, Compaq, Sony, Lexmark, Sharp, Star Choice, ExpressVu, Kodak, JVC, NEC/Packard Bell, Telstra and Sanyo (the lack of a , TM or SM is not intended, regarding all of the names referred to herein above, to indicate a lack of registration therefor). These brand name products have been selected to complement InterTAN's own private label lines either as extensions or to offer consumers a choice against which they may compare the relative capability and value of InterTAN's private label products.

Management believes that its private label products offer value to the customer and also produce above average margins for the Company. For this reason, InterTAN offers the sale of private label goods complemented by premier national brands. As part of this strategy, the Company works closely with Tandy's purchasing and export agent, A&A International, Inc. ("A&A") in an effort to expand the range of private label products and to leverage Tandy's sourcing capabilities to negotiate favorable prices and product offerings with Far East vendors. See "Suppliers" and "Merchandise, License and Advertising Agreements - Merchandise Agreements". However, the positive benefits of this private label strategy may be offset by the effect of other initiatives taken to emphasize certain product lines which have high consumer demand and fit the Company's market niche. These products include, among others, innovative digital and wireless technology, including cellular and direct-to-home satellite, other telephony products, and computers. Private label offers of these products are not always available and, in addition, stocking these products in branded format reduces inventory risks. While these products have sales growth potential, they also typically carry margins which are below the Company's average. This is partially mitigated by the fact that branded product can often be acquired under more favorable terms, provides advertising support and reduces warranty exposure.

The following table summarizes the product categories which represented more than 10% of the Company's sales during the past three years:

Sales by Product Group
(Rounded to nearest 1%)

     (percentages are of total sales)           1999      1998    1997
     ------------------------------------------------------------------------
     Parts & Accessories                        24% /1/  28% /1/   29% /1/
     Telephony, including cellular              25% /2/  23% /2/   16% /2/
     Audio/Video                                12%      15%       17%
     Computers                                  17% /2/  12% /2/   13% /2/
     -------------------------------------------------------------------------

     /1/ Includes batteries
     /2/ Includes related accessories

Management Information Systems

The Company's information systems are used to process inventory, accounting, payroll, communications and other operating information for all aspects of the Company's operations. In addition, each of the Company's stores has one or more computers which serve as point-of-sale terminals and are linked to that particular country's operational headquarters. This information network, referred to as EPOS, provides detailed sales and margin information on a daily basis, updates InterTAN's customer database and provides improved financial controls, as well as acting as a monitor of individual store performance. The EPOS systems are also linked directly to a system used to automatically replenish a store's stock as inventory is sold.

Suppliers

During fiscal year 1999, InterTAN Canada and InterTAN Australia acquired approximately 22% of their inventory pursuant to a merchandise agreement with Tandy and acquired the balance from numerous other manufacturers located in the United States and in the countries in which InterTAN has operations. InterTAN uses A&A as its exclusive purchasing agent and exporter in the Far East. See "Merchandise, License and Advertising Agreements - Merchandise Agreement."

InterTAN purchased approximately $58,000,000 of products through Tandy in fiscal year 1999, including purchases of approximately $9,000,000 by its former subsidiary in the United Kingdom. Under its merchandise arrangements with Tandy, InterTAN may purchase any private label products which Tandy has available for sale in the United States in its then current RadioShack catalog, or those products which may otherwise be reasonably available from Tandy or through A&A. Through its ongoing relationship with Tandy, InterTAN is able to take advantage of Tandy's sourcing strength to obtain products which management believes generate gross margins which are higher than industry averages and which offer enhanced customer value. While the Company from time to time enters into exclusivity arrangements with certain suppliers (see "Business - Strategic Alliances"), InterTAN is not materially dependent on any one supplier other than Tandy. See "Merchandise, License and Advertising Agreements."

Geographic Analysis

The principal geographic areas of operations for InterTAN are Canada and Australia. InterTAN closed all company-operated outlets in continental Europe during fiscal years 1993 and 1994 and sold its United Kingdom subsidiary during fiscal year 1999. InterTAN has broader market coverage than most of its competitors due to the large number of stores in each country in which it operates. Market coverage is further enhanced by the Company's dealer networks.

During fiscal year 1999, the Company's Corporate Headquarters was relocated from the United States to Canada.

A table appears in Note 14 to the Consolidated Financial Statements which appears on page 63 of this Annual Report on Form 10-K which shows net sales, depreciation and amortization, operating profit (loss), identifiable assets and capital expenditures of the Company by geographic area for the three years ended June 30, 1999. This table is incorporated herein by reference.

Canada.
As at June 30, 1999, InterTAN Canada operated a total of 451 RadioShack stores in Canada. In addition, a network of dealers accounted for a further 330 retail locations. InterTAN Canada uses a form of contract management program, similar to that used in Australia, in a small number of its company-operated stores. See "Geographic Analysis - Australia". The Company also operated 45 Cantel Stores at June 30, 1999. See "Strategic Alliances".

The consumer electronics industry in Canada is highly competitive. The influx of "big box" retailers into the Canadian market has added additional pressure to an already competitive marketplace. However, management believes that InterTAN Canada's range of products and service orientation differentiate the Company
from other consumer electronics  retailers in Canada.   The Company has also
established a market position in important growth categories, including telephony and direct-to-home satellite systems.

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

Based on publicly available material, InterTAN believes that the largest retailer in Canada in fiscal year 1999 (other than department stores) which had a product line similar to, or competitive with, products offered for sale by InterTAN Canada was Future Shop which operated through approximately 87 locations. Another significant competitor ceased operations during fiscal year 1999 and significant clearance activities were carried out.

InterTAN's other main competitors in Canada are department stores, computer and business product specialty retailers, general retailers and other consumer electronics retailers.

Australia.
As at June 30, 1999, InterTAN Australia had 222 company-operated stores and 124 dealer stores. Of the 222 company-operated retail stores, 156 were operated under "contract management" arrangements. Under the contract management arrangement, the store manager is not employed by InterTAN Australia. InterTAN Australia supplies the store inventory. The store manager is generally obliged to build up a cash deposit to InterTAN Australia amounting to up to 50% of the average stock value at the store. The gross profit attained by the store is split between InterTAN Australia and the contract manager, who is responsible for paying normal operating expenses such as labor and utility costs out of his/her share of the gross profits. Out of its share of the gross profits, InterTAN Australia is responsible for all occupancy related payments under the relevant store lease and other fixed operating expenses. InterTAN Australia is committed to providing warranty and service back-up, including advertising and training. Management believes that the contract management program is successful in improving margins and reducing costs by better aligning Company and contract managers profit goals.

Management believes that InterTAN's primary competitors in Australia are Dick Smith and Harvey Norman which, based on recently available public information, have approximately 99 and 92 stores, respectively. Dick Smith also operates through a dealer network of approximately 48 stores. Other competitors in Australia include department stores and a big box chain specializing in business-related products. Competition in australia also includes independently owned electronics retailers organized into large buying groups, such as Betta and Retravision, each having several hundred members.

Strategic Alliances

InterTAN has the largest number of sales outlets among consumer electronics retailers in both Canada and Australia. The Company has over 25 years of retail experience in each of its markets and is known for its knowledgeable and friendly sales associates. Management believes that there are opportunities to leverage on this strength by forming strategic alliances with other businesses which are also leaders in their respective fields.

An example of such an alliance is the retail association between RadioShack Canada and Cantel. At June 30, 1999 the Company operated 45 Cantel Stores in major malls across Canada. These stores predominantly carry Cantel's cellular communications products and accessories. Additionally, most of RadioShack Canada's 451 company-operated stores exclusively feature Cantel wireless communications products and services. Cantel funded the fixturing of "Cantel Express" sections in those stores for the exclusive offering of Cantel cellular products (including digital), paging and other services. This relationship aligns the Company's consumer electronics retail expertise with Cantel's technological strength. During fiscal year 1999, the Company tested a "store-in-store" concept with the Hudson's Bay Company (the "Bay"), Canada's largest department store. Under this concept, the Company operated, on a test basis, the consumer electronics department in selected locations in certain of the Bay's retail formats. Some aspects of this relationship proved to be mutually beneficial. The Company presently operates in one of the Bay's prominent stores in Toronto. Additional locations are under negotiation. During fiscal year 1999, the Company also tested a store-in-store concept with Panasonic. This test was carried out in 20 of the Company's Canadian stores and featured Panasonic displays with a deeper than typical product assortment. This test was highly successful and will be expanded to a total of 200 Canadian stores in time for the 1999 holiday season. The Company also recently announced alliances with five of Canada's premier cable providers, Rogers Communications, Cogeco Cable Systems Inc., Le Groupe Videotron Ltee., Videon CableSystems Inc. and Shaw Communications Inc. These alliances will make internet connectivity through high speed cable modem available in the Company's stores.

In Australia, the Company has entered into an arrangement with Optus Communications Pty Limited ("Optus") to offer its cellular products exclusively in Tandy Electronics' 222 company-operated stores. As a part of this arrangement, the Company receives training programs, marketing support and a share of future air time revenues. Optus also funded the construction of display cabinets for its cellular products in most of the Company's Australian stores. In addition, new products and end services to be released by Optus, such as fiber optic television cable services and video communication, should become marketable in the future. The Company recently announced an alliance with Telstra Corporation Limited, one of the largest operators of high speed Internet service in Australia, to make access to its service available in the Company's stores. The Company has also formed a relationship in Australia with Sony, Kodak and Panasonic. Under these alliances, the Company will feature a significant product assortment highlighted by enhanced graphical store-in-store representations for these key brands.

The Company will continue to pursue additional alliance opportunities, to the extent practical, in other areas of its business in both Canada and Australia.

Merchandise, License and Advertising Agreements

Merchandise Agreement.
The Company and Tandy are parties to a Merchandise Agreement which requires the Company to use A&A as its exclusive purchasing agent for products from the Far East during the term thereof. Consequently, the Company must pay A&A an annual purchasing agent/exporter fee. Management expects that for fiscal year 2000 and future periods this fee will be set at $710,000 and will increase pro-rata if sales exceed $400,000,000 and will be reduced by certain credits the Company earns by purchasing products from A&A.

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

License Agreements.
The Company has license agreements with Tandy which permit InterTAN to use the "RadioShack" trade name in Canada and the "Tandy Electronics" trade name in Australia and New Zealand. The expiry dates of these license agreements are June 30, 2009, with automatic annual extensions to June 30, 2010. The license agreements may be terminated with five years' prior written notice by either party. Each of the license agreements also provides for a license to use certain of Tandy's trademarks. In addition, InterTAN has the right to sub-license to its dealers. In consideration for these rights, the Company is obliged to pay a sales-based royalty, which in fiscal year 1999 reached its maximum level of up to 1% of consolidated sales. Both the Merchandise Agreement and the license agreements may be revoked by Tandy in the event of a change in control of InterTAN or a breach of the terms of these agreements.

The rights to use the trade names licensed by Tandy are currently, and in varying degrees (depending on the country of business), an integral part of InterTAN's marketing strategy. The loss of the licenses would have a material adverse impact on the business of InterTAN.

Advertising Agreement.
Pursuant to an advertising agreement with Tandy, the Company is entitled to the limited use of certain marketing materials, research and marks developed by or for Tandy since January 1, 1994, including the service marks "The Repair Shop at RadioShack", "RadioShack Unlimited" and "You've got questions. We've got answers." The right to use any marks covered by the agreement are vested in the Company by being added to the license agreements described above. The fee paid to Tandy under this agreement for calendar year 1999 has been set at $125,000.

Seasonality

Like other retailers, InterTAN's business is seasonal, with sales peaking in the November - December Christmas selling season. Cash flow requirements are also seasonal since inventories build prior to the Christmas selling season. Significant inventory growth for all operations typically begins to build in late summer and peaks in mid November.

Competition

InterTAN is a specialty consumer electronics retailer. Products substantially similar to many of those sold through InterTAN's retail outlets are sold by many other retail stores, including department and discount stores, consumer electronics chains and computer outlets. See "Geographic Analysis." Some of these competitors have greater resources, financial or otherwise, than InterTAN.

Factors That Could Affect Future Performance

This report contains certain forward-looking statements about the business and financial condition of InterTAN, including various statements contained in "Management's Discussion and Analysis of Financial Condition and Results of
Operations" below.   The forward-looking statements are reasonably based on
assumptions regarding future events which are subject to important risk factors. Accordingly, actual results may vary significantly from those expressed in the forward-looking statements, and the inclusion of such statements should not be regarded as a representation by the Company or any other person that the anticipated results expressed therein will be achieved. The following information sets forth certain factors that could cause the actual results to differ materially from those contained in the forward-looking statements.

Reliance on Tandy Relationship.
Tandy, including certain of its affiliates, is the Company's principal supplier and is the licensor of the Company's principal trade names and marks. Maintaining its contractual relationships, particularly the supply and license arrangements, with Tandy is critical to the Company. The loss of such relationships with Tandy would have a material adverse effect on the Company. See "Business - Suppliers", "- Merchandise, License and Advertising Agreements" and Note 4 to the Consolidated Financial Statements.

Quarterly Variations; Seasonality.
The Company's quarterly results of operations may fluctuate significantly as the result of the timing of the opening of, and the amount of net sales contributed by, new stores and the timing of costs associated with the selection, leasing, construction and opening of new stores, as well as seasonal factors, product introductions and changes in product mix. In addition, sales can be affected as a result of store closures. The Company's business is seasonal, with sales and earnings being relatively lower during the fiscal quarters other than the second fiscal quarter which includes the Christmas selling season. Adverse business and economic conditions during this period may adversely affect results of operations. In addition, excluding the effects of new store openings, the Company's inventories and related short-term financing needs are seasonal, with the greatest requirements occurring during its second fiscal quarter. The Company's financial results for a particular quarter may not be indicative of results for an entire year and the Company's revenues and/or expenses will vary from quarter to quarter. The Company's operating results may also be affected by changes in global economic conditions in the markets where its stores are located, as well as by weather and other natural conditions. See "Business - Seasonality" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

The Company believes that the major competitive factors in its businesses include customer service, store location and number of stores, product availability and selection, price, technical support, and marketing and sales capabilities. The Company's utilization of trained personnel and the ability to use national and local advertising media in each country in which it operates are important to the Company's ability to compete in its businesses. Given the highly competitive nature of the retail industry, no assurances can be given that the Company will continue to compete successfully with respect to the above-referenced factors. See "Business - Geographic Analysis."

Product Supply.
The Company's merchandise strategy places heavy emphasis on private label products. These products are typically sourced for the Company in the Far East and manufactured to the Company's order and specification. Consequently, private label products require larger minimum order quantities and longer lead times than nationally branded product which is generally available locally on reasonably short notice. There can be no assurance that the Company will be able to arrange for the production of private label goods to the level required to meet its merchandising and profit objectives. The private label goods being sourced by the Company in the Far East are also typically purchased by Tandy and are, therefore, manufactured to North American standards. These products are, with minor, and in many cases, no modifications, suitable for sale in Canada. However, the Company's Australian operation requires products using voltage and other specifications which differ from North American standards. There can be no assurance that vendors will agree to manufacture products to these specifications in quantities that are affordable to the Company. Delays in the timing of arrival of goods from the Far East could also have an adverse impact on the Company's business, particularly delays during the Christmas selling season. See "Business - Products and Distribution" and "- Suppliers"

Dependence on Product Development.
The Company's operating results are, and will continue to be, subject in part to the introduction and acceptance of new products in the consumer electronics industry. Fluctuations in consumer demand, which could be caused by lack of successful product development, delays in product introductions, product related difficulties or lack of consumer acceptance, could adversely affect the growth rate of sales of products and services and could adversely affect the Company's operating results. The Company's operating results are also affected by its ability to anticipate and quickly respond to the changes taking place in its markets as consumers' needs, interests and preferences alter with time. There can be no assurance that the Company will be successful in this regard. See "Business - Products and Distribution" and " - Strategic Alliances."

Offering Additional Products and Services.
The Company's strategy, particularly through certain of its strategic alliances, includes offering direct-to-home satellite and additional communications products and services, which may include, among others, paging, cable television, home security monitoring and communication, cellular phone service, local and long-distance phone service, and Internet access. Entry into new markets entails risks associated with the state of development of the market, intense competition from companies already operating in those markets, potential competition from companies that may have greater financial resources and experience than the Company, regulatory changes ,and increased selling and marketing expenses. There can be no assurance that the Company's products or services will receive market acceptance in a timely manner, or at all, or that prices and demand in new markets will be at a level sufficient to provide profitable operations. See "Business - Products and Distribution" and "- Strategic Alliances."

Reliance on Store Locations.
The Company's success is dependent in part upon its ability to open and operate new stores on a profitable basis and to increase sales at existing stores. The Company's performance is also dependent to a significant degree upon its ability to hire, train and integrate qualified employees into its operations. The Company plans to open approximately 25 new stores in Canada and Australia in fiscal year 2000. There can be no assurances that the Company will be able to locate and obtain favorable store sites to meet its goals, attract and retain competent personnel, open new stores on a timely and cost-efficient basis or operate the new and existing stores on a profitable basis. The Company plans to open new stores in existing markets, which may result in the diversion of sales from existing stores and thus some reduction in comparable store sales. See "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Net Sales and Operating Revenues."

Need for Additional Financing.
The Company requires substantial capital to fund its inventory purchases and store openings and renovations. The Company's ability to grow sales and the future of its operations may be affected by the availability of financing and the terms thereof. There can be no assurance that the Company will have access to the financing necessary to meet its sales growth plans or that such financing will be available to the Company on favorable terms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Possible Income Tax Reassessments.
The Company has been in discussion with Revenue Canada regarding several issues for a number of years. While many of these issues were settled during fiscal year 1999, certain others remain outstanding. In addition, audits of the Canadian subsidiaries tax returns for 1994 to 1996 and of the Company's United States returns for 1990 to 1994 are currently being carried out by the Canadian and United States tax authorities. Depending on the level of reassessments which may be received, the Company may need to seek additional financing to pay such reassessments or post deposits necessary to pursue its rights of appeal. There can be no assurance that such additional financing would be available. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Income Taxes" and "- Liquidity and Capital Resources."

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


Year 2000.
The Company depends upon its computer systems, as well as those of various vendors and service providers, for its day-to-day operations. Inadequate remediation of the Year 2000 problem by the Company or its vendors, service providers and others with whom they interact could have an adverse effect on the Company's operations. The Company has in each country of operation assembled a management team to take steps to address Year 2000 issues with respect to its own computers and systems and to obtain satisfactory assurances that comparable steps are taken by the Company's major service providers and vendors. In light of the remediation efforts currently being undertaken, the Company does not anticipate a material adverse impact on its business or operations. However, there can be no assurances that the remediation plan will be sufficient and timely or that interaction with other noncomplying computer systems will not have a material adverse effect on the Company's business, operations or financial conditions. The Company currently estimates that the total cost to resolve its Year 2000 issues will not exceed $1,500,000; however, there can be no assurance that the actual cost incurred will not be higher than this estimate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Issues".

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

Currency Fluctuation and Global Economic Risks.
The Company's financial results are reported in U.S. Dollars. Due to the structure of the Company's operations, possible periodic fluctuation of local currencies against the U.S. dollar will have an impact on the Company's financial results. The Company's subsidiaries conduct business in foreign currencies; accordingly, depreciation in the value of those currencies against the U.S. dollar reduces earnings as reported by the Company in its financial statements. The Company's Canadian and Australian subsidiaries purchased approximately 22% of their inventory through Tandy in fiscal 1999. These purchases were all made in U.S. dollars and the products purchased were sold in Canada and Australia in local currencies. Accordingly, exchange rate fluctuations could have a significant effect on the Company's gross margins. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

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


Item 2.       PROPERTIES.

InterTAN owns two facilities consisting of a 412,000 square-foot building (owned by InterTAN Canada) containing office and warehouse space in Barrie, Ontario, Canada, where the headquarters of InterTAN Canada are located, and two buildings aggregating 152,000 square-feet (owned by InterTAN Australia) containing office and warehouse space in Mount Druitt, New South Wales, Australia, where the headquarters of InterTAN Australia are located.

InterTAN's head office is located in a leased 5,600 square-foot facility near Toronto, Ontario, Canada. With the exception of a retail store being located in each of InterTAN's company-owned properties discussed above, InterTAN's retailing operations are primarily conducted in leased facilities. The average store size is between 1,200 and 1,800 square feet.

Additional information on the Company's properties is found in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and in the "Notes to Consolidated Financial Statements" and is incorporated herein by reference. The following items are discussed further in the referenced pages of this Form 10-K.



                                                  Pages
                                                  -----
          Rent Expense                               29
          Retail Square Feet                         17
          Sales Outlets                              23

Item 3.   LEGAL PROCEEDINGS.

With the exception of the matters discussed in Notes 2 and 8 of the "Notes to Consolidated Financial Statements" on pages 49 and 54, respectively, of this Form 10-K, such Notes being incorporated herein by reference, there are no material pending legal proceedings, other than ordinary routine litigation incidental to InterTAN's business, to which InterTAN or any of its subsidiaries is a party or to which any of their property is subject.

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

The high and low closing sales prices (in U.S. dollars), as reported by the New York Stock Exchange, of InterTAN's common stock for each full quarterly period within the two most recent fiscal years are set out below:


     Quarter Ended                    High             Low
     -------------                    ----             ---
     June, 1999                       $20              $9/1/4
     March, 1999                       10/1/4/          6/1/16/
     December, 1998                    6/11/16/         3/9/16/
     September, 1998                   6                3/9/16/
     June, 1998                        7/5/8/           5
     March, 1998                       5/5/8/           4/3/4/
     December, 1997                    5/15/16/         5
     September, 1997                   5/3/4/           3/5/8/


As of September 20, 1999, there were approximately 10,334 recordholders of InterTAN's common stock.

InterTAN has never declared cash dividends. Based upon InterTAN's long-term growth opportunities, in the opinion of management, the stockholders are best served by InterTAN pursuing a strategy of reinvesting all profits. Further, InterTAN is currently precluded from paying dividends under its current banking agreements.

Item 6.  SELECTED FINANCIAL DATA.


FINANCIAL HIGHLIGHTS

(In thousands, except percent, per share data,                                   Year ended June 30
number of sales outlets and number of employees)        1999            1998             1997         1996           1995
-----------------------------------------------------------------------------------------------------------------------------------
 Operating Results:
   Net sales                                            $500,050        $541,374      $519,318        $506,445       $491,751
   Gross profit percent                                     43.8            43.1          44.8            44.3           43.2
   Operating income (loss)                                 3,014/1/        2,360/2/     (3,801)/4/      11,629         13,861/5/
   Net income (loss)                                     (24,645)/1/     (12,773)/2/   (16,609)/4/      (2,241)         8,123/5/

   Basic net income (loss) per average common share        (1.76)          (1.05)        (1.45)          (0.21)          0.82
   Diluted net income (loss) per average common share      (1.76)          (1.05)        (1.45)          (0.21)          0.65
 ....................................................................................................................................
Financial Position at Year End:
   Total assets                                          198,315         223,547       254,307         261,633        262,039
   Net working capital                                    92,958         103,701       138,532         145,471        157,582
   Long-term debt                                              -          38,706        57,558          64,730         83,555
   Stockholders' equity                                  110,760          85,990       106,234         119,512        113,326
 ...................................................................................................................................
Other Information at Year End:
   Market capitalization                                 397,104          67,048        43,783          64,242         76,446
   Number of sales outlets                                 1,127/3/        1,517/3/      1,683           1,780          1,839
   Retail square feet (company-operated stores)            1,071           1,354         1,479           1,424          1,468
   Number of employees                                     3,155           4,105         4,366           4,343          4,217
-----------------------------------------------------------------------------------------------------------------------------------

/1/ Fiscal year 1999 includes the sales and operating results of the Company's former subsidiary in the United Kingdom for the first six months of the year as well as a loss on the disposal of this subsidiary of $35,088,000. Eliminating the results of this subsidiary would increase operating income and reduce the net loss by $31,723,000 and $32,641,000, respectively.

/2/ Fiscal year 1998 includes a provision for business restructuring in the United Kingdom of $12,712,000. In addition, inventory writedowns of $2,325,000 were charged directly to gross profit.

/3/ In fiscal 1999, the decline in the number of sales outlets is due to the disposal of the Company's former subsidiary in the United Kingdom. In fiscal 1998, the decline was due primarily to the closure of stores under the United Kingdom restructuring plan and the planned reduction in the number of low volume dealers in all countries. The latter also affected the number of outlets in fiscal 1997.

/4/ Fiscal year 1997 includes an asset impairment charge of $10,042,000 in the United Kingdom.

/5/ Fiscal year 1995 includes a credit of $1,600,000 related to business restructuring of the Company's former operations in continental Europe.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introductory Note Regarding Forward-Looking Information

With the exception of historical information, the matters discussed herein are forward-looking statements about the business, financial condition and prospects of InterTAN, Inc. (the "Company" or "InterTAN"). The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, but not limited to, international economic conditions, interest and foreign exchange rate fluctuations, various tax issues, including possible reassessments, changes in product demand, competitive products and pricing, availability of products, inventory risks due to shifts in market conditions, dependence on manufacturers' product development, the regulatory and trade environment, real estate market fluctuations, certain aspects of Year 2000 compliance and other risks indicated in the Company's previous filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements

                             Results of Operations

InterTAN is engaged in the sale of consumer electronics products primarily through company-operated retail stores and dealer outlets in Canada and Australia. The Company's retail operations are conducted through two wholly-owned subsidiaries: InterTAN Australia Ltd., which operates in Australia under the trade name "Tandy Electronics"; and InterTAN Canada Ltd., which operates in Canada under the trade name "RadioShack". The Company previously also had retail and dealer outlets in the United Kingdom. These operations were conducted through a wholly-owned subsidiary, InterTAN U.K. Limited, which operated under the "Tandy" name. Effective January, 1999, the Company's subsidiary in the United Kingdom was sold. See "Loss on Sale of United Kingdom Subsidiary and Other Restructuring Charges". All of these trade names are used under license from Tandy Corporation ("Tandy"). In addition, the Company has entered into an agreement in Canada with Rogers Cantel Inc. ("Cantel") to operate telecommunications stores ("Cantel stores") on its behalf. At June 30, 1999, 45 Cantel stores were in operation.

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

Overview

There were a number of special factors and charges in both the current and the prior year that significantly impacted the Company's results of operations and affected the comparability of the reported results. As previously discussed, in January 1999 the Company sold its under-performing subsidiary, InterTAN U.K. Limited, and recorded a loss of $35,088,000. See "Loss on Sale of Former United Kingdom Subsidiary and Other Restructuring Charges." Also in the current year, the Company settled one of its long-standing disputes with the Canadian tax authorities and recorded a related tax charge of $8,039,000. See "Income Taxes."

In fiscal year 1998, the Company announced its plan to close 69 stores in the United Kingdom and recorded a charge of $12,712,000 plus another $2,325,000 in related inventory write downs. See "Loss on Sale of Former United Kingdom Subsidiary and Other Restructuring Charges." In fiscal year 1997, the Company recorded an asset impairment charge of $10,042,000 to write down its investment in store assets in the United Kingdom to fair market value.

The tables below reflect the Company's sales, net income (loss), and net income
(loss) per share for fiscal years 1999, 1998, and 1997, adjusted to eliminate the following: sales and results of InterTAN UK Limited, including the charge relating to the closure of 69 stores in fiscal 1998 and the asset impairment charge in fiscal 1997; the loss on sale of InterTAN UK Limited; and the special tax charge relating to the dispute settled with the Canadian tax authorities.

                                                                                Year ended June 30

                                                                    1999                1998                  1997
Net sales and operating revenues as reported                    $   500,050         $   541,374          $    519,318

Less sales of former United Kingdom subsidiary                      (97,141)           (172,528)             (164,783)
                                                                ------------        ------------         -------------

Net sales and operating revenues as adjusted                    $   402,909         $   368,846          $    354,535
                                                                ============        ============         =============

Net loss as reported                                            $   (24,645)        $   (12,773)         $    (16,609)

Loss on sale of former United
  Kingdom subsidiary and
  other restructuring charges                                        35,088              12,712                     -

Net (income) loss of former
  United Kingdom subsidiary
  before restructuring charges                                       (2,447)             10,036/1/             23,740/2/


Special provision for income taxes                                    8,039                   -                     -
                                                                ------------        ------------         -------------

Net income as adjusted                                          $    16,035         $     9,975          $      7,131
                                                                ============        ============         =============

Basic and diluted net loss per
  average common share as reported                              $     (1.76)        $     (1.05)        $       (1.45)
                                                                ============        ============         =============

Basic net income per
  average common share as adjusted                              $      1.14         $      0.82          $       0.62
                                                                ============        ============         =============

Diluted net income per
  average common share as adjusted                             $       0.96         $      0.67         $        0.62
                                                                ============        ============         =============

(1) Includes inventory writedowns of $2,325,000 associated with the restructuring charge.
(2)  Includes an asset impairment charge of $10,042,000.

Loss on Sale of United Kingdom Subsidiary and Other Restructuring Charges

For some time, the Company had been considering a variety of plans and had undertaken a number of initiatives intended to improve operating results in the United Kingdom, including a restructuring plan to close 69 under-performing stores implemented in the third quarter of fiscal year 1998.

While this restructuring plan, together with other initiatives taken in the United Kingdom, were contributing to improved operating results in that country, an overall loss for fiscal year 1999 was still anticipated. The additional cash injection needed in the United Kingdom to sustain and accelerate the pace of recovery could only have come from diverting cash otherwise needed in the Company's profitable Canadian and Australian subsidiaries. Consequently, management explored the possibility of finding a suitable business partner or buyer for its United Kingdom subsidiary. During fiscal year 1999 the Company's Board of Directors approved a plan to sell the Company's investment in InterTAN U.K. Limited for proceeds of $2,582,000, net of estimated selling costs and the Company recorded a loss of $35,088,000. The sale included all assets, liabilities and other obligations of the United Kingdom subsidiary, including approximately $11,600,000 of bank debt outstanding under InterTAN U.K. Limited's portion of the Company's syndicated loan agreement which was repaid by the purchaser at closing. Coincident with the sale, the Company's syndicated loan facility was reduced from $75,000,000 to $50,000,000. See Segment Reporting Disclosures, for revenue and operating income (loss) associated with InterTAN U.K. Limited.

In addition, the purchaser assumed the rights to claim tax loss carryforwards and other deferred tax deductions having a potential tax benefit of approximately $30,000,000. To the extent the purchaser is able to utilize all or a portion of these loss carryforwards and other deferred tax deductions, the Company is entitled to cash payments equal to 30% of the tax savings realized by the purchaser (a maximum of approximately $9,000,000). The Company will recognize such proceeds, if any, as received.

Also under the terms of the sale agreement, the Company has indemnified the purchaser for certain contingencies, primarily relating to real estate matters associated with store leases and working capital adjustments. In addition, the Company remains contingently liable as guarantor of certain leases of InterTAN U.K. Limited. At the time of the sale, the lease obligation assumed by the purchaser and guaranteed by the Company was approximately $32,000,000 and the average remaining life of such leases was approximately 6 years. If the purchaser were to default on the lease obligations, management believes the Company could reduce the exposure through assignment, subletting and other means. The Company has obtained an indemnity from the purchaser for approximately $13,000,000 which is management's best estimate of the Company's exposure, if any, under these guarantees. The amount of this indemnity declines over time as the Company's risk diminishes. Costs, if any, resulting from these contingencies will be recorded as incurred, or become probable and estimable.

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

Segment Reporting Disclosures

The Company's business is managed along geographic lines. All references to "Canada", "Australia", "the United Kingdom" and "Corporate Headquarters" refer to the Company's reportable segments, unless otherwise noted. Transactions between operating segments are not common and are not material to the segment information.

Summarized in the table below are the net sales and operating revenues, operating income (loss), and assets for the Company's reportable segments for the fiscal year ended June 30, 1999, 1998 and 1997:

                                                       Year Ended June 30
(in thousands)                        1999              1998         1997
Net sales and operating revenues:
  Canada                             $297,314        $270,675      $251,907
  Australia                           105,595          98,171       102,628
  United Kingdom                       97,141         172,528       164,783
                                     ---------------------------------------
                                     $500,050        $541,374      $519,318
                                     =======================================

Operating income (loss):
  Canada                             $ 34,046        $ 23,233      $ 18,826
  Australia                             7,139           5,710         4,721
  United Kingdom                      (31,723) /1/    (21,804) /2/  (23,147) /3/
  Corporate Headquarters expenses      (6,448)         (4,779)       (4,201)
                                     ---------------------------------------

Operating income (loss)                 3,014            2,360       (3,801)

  Foreign currency transaction gains     (331)            (761)        (610)

  Interest expense, net                 3,280            5,464        6,663

                                     ---------------------------------------
Income (loss) before income tax      $     65        $ (2,343)     $ (9,854)
                                     =======================================

Assets:
  Canada                             $136,703        $111,496      $123,244
  Australia                            53,787          45,675        51,640
  United Kingdom                            - /1/      64,246        69,959
  Corporate Headquarters                7,825           2,130         9,464

                                     --------------------------------------
                                     $198,315        $223,547      $254,307
                                     ======================================

/1/ The Company sold its United Kingdom subsidiary in January 1999 and recognized a loss of $35,088,000. Accordingly, the Company's 1999 operating results in the United Kingdom reflect only six months of operation and the loss on sale.
/2/ Reflects a charge of $12,712,000 associated with the closure of 69 unprofitable stores.
/3/ Includes an asset impairment charge of $10,042,000.

Sales Outlets

The geographic distribution of the Company's sales outlets is summarized in the following table:

                                            Year ended June 30
                                           1999    1998    1997
-------------------------------------------------------------------

Canada
 Company-operated                            451*    456*    452*
 Dealer                                      330     340     401

-------------------------------------------------------------------
                                             781     796     853

-------------------------------------------------------------------

Australia
 Company-operated                            222     217     215
 Dealer                                      124     125     144

-------------------------------------------------------------------
                                             346     342     359

-------------------------------------------------------------------

United Kingdom
 Company-operated                              -     271     341
 Dealer                                        -     108     130

-------------------------------------------------------------------
                                               -     379     471

-------------------------------------------------------------------

Total
 Company-operated                            673     944   1,008
 Dealer                                      454     573     675

-------------------------------------------------------------------
                                           1,127   1,517   1,683

-------------------------------------------------------------------

* In addition, the Company operated 45, 54 and 56 stores on behalf of Rogers Cantel Inc. during fiscal years 1999, 1998 and 1997, respectively.

The dealers included in the preceding table are independent retail businesses which operate under their own trade names but are permitted, under dealer agreements, to purchase any of the products sold by InterTAN company stores. The dealer agreements contain a license permitting the dealer to designate the consumer electronics department of the dealer's business as a "RadioShack Dealer" or a "Tandy Electronics Dealer," as applicable. Sales to dealers accounted for approximately 11% of sales in Canada and Australia during fiscal year 1999. In fiscal years 1998 and 1997, dealers sales accounted for approximately 8% and 9%, respectively, of consolidated sales. The decrease in the number of dealers in all three countries in fiscal year 1998 was primarily attributable to programs designed to eliminate dealers that were not purchasing product in sufficient quantities to make them profitable to the Company. The reduction in the number of dealers did not have a material effect on sales in fiscal year 1999 or 1998. The Company intends to continue to explore opportunities to expand its dealer base to produce sales from communities too small to support company-operated stores.

The Company has entered into an agreement in Canada with Rogers Cantel Inc. ("Cantel") to operate telecommunications stores ("Cantel stores") on its behalf. At June 30, 1999, 45 stores were in operation. Under the terms of this agreement, Cantel leases the store and is responsible for fixed costs, including rent and realty taxes. The Company recognizes revenue from the sale of product from these locations and also receives an activation commission from Cantel. The level of commission received is usually lower than for identical product sold from the Company's own stores. Since these locations are not company-owned, they are not included in the above table.

InterTAN's business is seasonal; sales peak in the November-December Christmas selling season. The Company's cash flow requirements are also seasonal since inventories build prior to the Christmas selling season. Significant inventory growth for all operations typically begins to build in late summer and peaks in November.

Profit and loss accounts, including sales, are translated from local currency values to U.S. dollars at the monthly average exchange rates. The impact of fluctuations of local country currencies against the U.S. dollar can be significant. During fiscal year 1999, the U.S. dollar strengthened against the Canadian and Australian dollars. As a result, the same local currency amounts translate into fewer U.S. dollars as compared with the prior year. For example, if local currency sales of the Australian operation in fiscal 1999 were equal to those in fiscal 1998, the fiscal 1999 income statement would reflect a 7.4% decrease in sales when reported in U.S. dollars.

The following table outlines the percentage change in the weighted average exchange rates of the currencies of Canada, Australia and the United Kingdom relative to the U.S. dollar as compared to the prior year:

                       Year ended June 30
                    1999      1998      1997
--------------------------------------------

Canada              (6.5)     (3.7)    (0.3)
Australia           (7.4)    (13.5)     3.5
United Kingdom       1.1/1/    1.7      4.8

--------------------------------------------

/1/ Represents the weighted average exchange rate for the first six months of fiscal year 1999 compared to the same period in the prior year.

Net Sales and Operating Revenues

While net sales and operating revenues ("sales") declined in U.S. dollars during fiscal year 1999 by $41,324,000, this reduction is more than attributable to the sale of the Company's former subsidiary in the United Kingdom. When the sales of that entity are removed from both years, the combined sales of the Canadian and Australian segments showed an increase of $34,063,000 or 9.2% during fiscal year 1999. This sales comparison was significantly affected by foreign currency fluctuations.

The increase, measured at the same exchange rates, was 17.1%. The effect of new stores on this growth was not material; the combined comparable-store sales increase in Canada and Australia was 17.2%.

The following table illustrates the total percentage sales increase (decrease) by segment area as measured in U.S. dollars and local currencies.

Sales Increase (Decrease)

                                          U.S. dollars
                                       Year ended June 30
(Percentage change)                 1999       1998       1997
--------------------------------------------------------------

Canada                               9.8        7.5        1.0
Australia                            7.6       (4.3)       9.3
United Kingdom                     (43.7)/1/    4.7        1.0

--------------------------------------------------------------
                                        Local Currencies
                                       Year ended June 30
                                    1999       1998       1997

--------------------------------------------------------------

Canada                              17.5       11.6        1.3
Australia                           16.1       10.4        5.6
United Kingdom                     (44.3)/1/    3.0       (3.7)

--------------------------------------------------------------

/1/ Results for the United Kingdom segment for fiscal year 1999 only include sales for the first six months of the year.

The following table illustrates comparative company-operated store sales measured at comparable exchange rates.

Comparative Company-Operated Store Sales/1/

                                       Year ended June 30
(Percentage change)                 1999       1998       1997

--------------------------------------------------------------

Canada                               18.3       9.2      (1.8)
Australia                            14.3       8.1       2.9
United Kingdom                       13.3/2/    8.9      (4.0)

--------------------------------------------------------------
 Consolidated                        16.3/2/    8.9      (1.6)

--------------------------------------------------------------

/1/ Derived from the accumulation of each store's monthly sales in local currency for those months in which it was open both in the current and preceding year.
/2/ Includes results for the United Kingdom only for the first six months of the year.

On a combined basis, comparable stores sales in Canada and Australia increased by 17.2%. Sales in both countries were strong throughout the year with each country posting a double-digit comparable stores sales gain each month of the year. For fiscal year 1998, combined comparable-store sales in Canada and Australia increased by 8.9%, while declining by 0.4% during fiscal year 1997.

Sales growth in Canada was broadly-based, with gains being experienced over a wide range of product categories. Sales growth was most evident in the wireless and computer categories, reflecting not only the emphasis placed on these categories, but also strong consumer demand. In wireless, the performance of the Cantel stores was a major contributor to growth, with those stores producing an overall sales gain of over 25%, despite a reduction in the store count of over 15%. Direct-to-home satellite also played an important part in Canada's sales growth for the year. Sales of these products, in Canada, continue to grow as rural customers seek a wider range of channel selection, and urban customers turn to an alternative to cable. The Company's focus on the telephone and battery categories continues to deliver strongly on the sales line. In audio/video, the Company tested a store-in-store display featuring Panasonic products in selected stores. This test was very successful and the concept will be rolled out to 200 Company-operated stores next year.

The growth in sales in Australia was also broadly-based, with increases experienced in almost all product categories. Supported by a focused marketing campaign, sales of computers were particularly strong. In the wireless category, introduction of the prepaid cellular telephone into the Australian market has resulted in sales growth, both of handsets and related airtime cards. Sales of subscriber-based digital cellular have also been strong, as the government plans to substantially shut down the analog system at the end of the year. Management anticipates that this trend will continue at least through the end of the second quarter of fiscal year 2000. In addition, the wireless infrastructure in Australia is being built to accommodate new services. Sales gains in batteries and telephones also contributed to overall sales growth in Australia. In an effort to ensure that sales growth continues to be broadly-based, the Company has entered into relationships with several nationally-branded vendors including Panasonic, Kodak and Sony. Balanced graphic representations will characterize these efforts. These relationships will make the latest in technology available to the Company's customers.

Sales in the United Kingdom segment for the first six months of fiscal year 1999 decreased by 5.5% compared to the same period in fiscal year 1998. This reduction was more than attributable to the closure of 69 unprofitable stores in the third quarter of fiscal year 1998. Comparable-stores sales increased by 13.3%. However, unlike Canada and Australia, sales growth in the United Kingdom was narrowly focused, with only wireless communications showing meaningful improvement. The Company's subsidiary in the United Kingdom was sold in January 1999. See "Sale of United Kingdom Subsidiary and Other Restructuring Charges".

Comparative stores sales increased during fiscal year 1998 as a whole by 8.9%, with increases being experienced in all four quarters. The Company's strategy for building sales throughout fiscal year 1998 was to actively pursue the growth opportunities presented by certain key categories with high consumer demand and which fit the Company's market niche. Targeted product categories included cellular, telephones and accessories, in particular cordless models, computers, personal electronics and, in Canada, direct-to-home satellite systems. The success of this strategy was particularly evident in Canada and Australia during the second half of the year where these promotional efforts produced gains in a wide range of product categories. In the United Kingdom, sales growth came primarily from the sale of cellular products. In that market, the Company's conveniently located chain of stores, together with its customer profile, proved to be a major retail outlet for the newer prepaid airtime models. Sales efforts also continued to focus on the important parts and accessories category in all three of the Company's markets.

Sales in U.S. dollars increased by 2.5% in fiscal year 1997, over fiscal year 1996. During that year, the effects of a stronger Australian dollar and pound sterling were partially offset by a weaker Canadian dollar. Measured at the same exchange rates, sales increased by 0.4%. This increase was more than explained by a net increase in the store count of three stores and by the opening of 56 Cantel stores in Canada. Comparative store sales declined by 1.6% during fiscal year 1997. There were a number of factors contributing to this soft sales performance. In Canada, there were indications of consumer resistance to the pricing of computers. Wireless sales, for varying reasons, were also soft in all three of the Company's markets.

Management does not believe that inflation had a material effect on the comparability of sales during fiscal years 1999, 1998 or 1997. The Company, like other companies in the industry, is subject to product price reductions as a result of technological advances.

Gross Profit

Gross profit for fiscal year 1999 declined by $14,258,000 from the fiscal year 1998 level. This reduction was more than attributable to the sale of the United Kingdom subsidiary. The Canadian and Australian segments combined to produce an increase in gross profit measured in U.S. dollars of 8.0%. Measured at the same exchange rates, gross profit increased by 15.8%.

The following analysis summarizes the components of the change in gross profit from the prior year (in thousands):

-------------------------------------------------------------------------------

Higher sales in Canada and Australia                             $ 26,479
Lower gross margin percentage in Canada and Australia              (2,093)
Foreign currency rate effects                                     (11,056)

--------------------------------------------------------------------------------
                                                                   13,330

Effect of sale of United Kingdom subsidiary                       (27,588)

--------------------------------------------------------------------------------

                                                                 $(14,258)

--------------------------------------------------------------------------------

The following table illustrates gross profit as a percentage of sales, by segment area:

(As a percentage of sales)                   1999     1998     1997

-------------------------------------------------------------------

Canada                                       43.9     44.1     45.3
Australia                                    46.0     47.2     47.7
United Kingdom                               41.2/1/  39.2     42.1

-------------------------------------------------------------------
 Consolidated                                43.8     43.1     44.8

-------------------------------------------------------------------

/1/ Represents the gross margin percentage in the United kingdom for the first six months of fiscal year 1999.

The combined gross margin percentages for Canada and Australia for fiscal years 1999, 1998 and 1997 were 44.5%, 44.9% and 46.0%, respectively.

Although sales growth in both Canada and Australia during fiscal year 1999 was broadly-based, certain product categories, principally computers and wireless, contributed a disproportionate amount of that growth. As these products carry margins that are below the Company's average, this growth has tended to put downward pressure on the gross margin percentage. It has been, and will continue to be, management's policy to pursue opportunities for profitable sales growth - i.e., growth which will yield gross profit dollars that exceed incremental selling, general and administrative expenses. Management believes that a modest reduction in the gross margin percentage will continue as customers continue to demand these lower margin, but nevertheless profitable, products. In addition, while these products initially carry below Company average margins, many offer opportunities to generate after-sale revenues in the form of residuals, and sales-based bonuses. Management believes these future income streams will partially mitigate the margin decline. In addition, many of these products present opportunities to sell related, and more profitable, parts and accessories. An orderly transition is underway in Australia to raise the level of nationally branded product in the assortment to a level that more closely approximates the Canadian model. As this process evolves, some products will be cleared from the assortment to make room for new products. Management expects that this transition will be a factor in reduced margins in Australia in fiscal year 2000. In the United

Kingdom, the gross margin percentage for the six months ended December 31, 1998 was 41.2% compared with 41.7% for the comparable period last year. As previously indicated, sales growth in the United Kingdom came substantially from wireless communication products. These products, in particular the prepaid air time models, carried margins well below the United Kingdom average.

The gross profit percentage for fiscal year 1998 declined by 1.7 percentage points. As discussed under "Net Sales and Operating Revenues", the Company experienced strong sales improvement during fiscal 1998 by aggressively pursuing strategic growth opportunities. However, with the exception of batteries and parts and accessories, the categories which presented sales growth potential tended to carry less than the Company's average margins. This was true in particular of cellular products in all three countries and direct-to-home satellite systems in Canada. In addition, the write-down of inventories of $2,325,000 associated with the store closure program in the United Kingdom accounted for almost one-half of the decline in the gross margin percentage in that country. See "Loss on Sales of United Kingdom Subsidiary and Other Restructuring Charges".

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

Selling, General and Administrative Expenses

The following table provides a breakdown of selling, general and administrative expense ("SG&A") expense by major category (in thousands):

SG&A Expense by Category

                                          1999                  1998                  1997

                                   Dollars   % of Sales  Dollars  % of Sales  Dollars   % of Sales
--------------------------------------------------------------------------------------------------
Payroll                            $ 76,397     15.3     $ 87,622    16.2    $ 87,774     16.9
Advertising                          20,753      4.2       24,770     4.6      27,792      5.4
Rent                                 31,457      6.3       42,028     7.8      43,578      8.4
Taxes (other than income taxes)      12,283      2.5       17,775     3.3      18,105      3.5
Telephone and utilities               5,220      1.0        6,855     1.3       7,333      1.4
Other                                28,858      5.7       32,408     5.9      32,629      6.2

--------------------------------------------------------------------------------------------------
                                   $174,968     35.0     $211,458    39.1    $217,211     41.8

--------------------------------------------------------------------------------------------------

The reduction in SG&A expense in U.S. dollars during fiscal year 1999 is more than explained by the sale of the United Kingdom subsidiary, which had the effect of reducing SG&A expense by $39,589,000. SG&A expense in U.S. dollars in Canada, Australia and at Corporate Headquarters increased by $3,098,000. This comparison is influenced by the effect of weaker currencies in both Canada and Australia. Measured at the same exchange rates, SG&A expense in these three segments increased by $11,847,000 or 9.3%. This compares to combined increases of 17.1% and 15.8% in sales and gross profit, respectively, in Canada and Australia, all measured at the same exchange rates. The reduction in SG&A expense as a percentage of sales during fiscal year 1999 was due the rate of sales growth as well as the sale of the Company's United Kingdom subsidiary.

The following is a breakdown of the same-exchange-rate increase in SG&A expense in Canada, Australia and the Corporate Headquarters during fiscal year 1999 over the prior year (in thousands):

Payroll                           $  6,867
Advertising                            977
Rent                                 1,217
Taxes (other than income taxes)       (320)
Telephone and utilities                 32
Other                                3,074

                                  --------
                                  $ 11,847
                                  ========

Payroll increased in both Canada and Australia in support of higher sales. Increased payroll costs were also experienced in Canada, Australia and Corporate Headquarters as a result of higher commissions, bonuses and other performance-based compensation. As a percentage of sales the increase in payroll was less than the increase in gross profit dollars. The increase in gross spending on advertising in both Canada and Australia was substantially higher than indicated, as significantly more vendor support was negotiated in both countries than in the prior year. Net advertising expense in Canada and Australia declined as a percentage of sales. Rent increased in both Canada and Australia, both as a consequence of new store openings/relocations and regular rent reviews. The increase in "other expense" is attributable to a number of factors including increases in the royalty payable to Tandy in each of Canada and Australia, both as a result of higher sales and the scheduled 0.25 percentage point increase in the royalty rate. This royalty has now reached its maximum level of 1.0% of sales. Costs associated with the relocation of the Corporate Headquarters to Canada also contributed to the increase in "other" SG&A expense.

The following table illustrates SG&A as a percentage of sales, by geographic segment area:

(As a percentage of sales)         1999      1998      1997

-----------------------------------------------------------

Canada                              31.0     33.8      35.9
Australia                           38.3     40.5      42.1
United Kingdom                      36.9/1/  43.7      48.2

-----------------------------------------------------------

/1/ Based on sales and SG&A expenses for the first six months of fiscal year
    1999.

Foreign exchange rate effects more than explained the apparent reduction in SG&A spending during fiscal year 1998. Measured at the same exchange rates, SG&A expenses increased by approximately 0.8%. Spending increased in Canada and Australia, primarily on sales-driven expenditures such as payroll. Increases in the overall store count in both countries and the completion of the roll out of the Cantel program in Canada also accounted for increases in rent. The scheduled increase in the royalty payable to Tandy as well as higher sales contributed to the increase, with increases being experienced in all three countries. The impact of these increases in consolidated SG&A expense was partially offset by a reduction in SG&A spending in the United Kingdom. Savings from the store closure program and a planned reduction in advertising expense accounted for a significant portion of the reduced SG&A expense in the United Kingdom.

During fiscal year 1997, SG&A expense increased by $11,517,000. Foreign exchange rate effects and the scheduled increase in the Tandy royalty explained about one-half of this increase. Sales growth in Australia, the roll out of the Cantel program in Canada and advertising to increase brand awareness in Australia and the United Kingdom also contributed to higher costs.

Depreciation and Amortization

Depreciation and amortization decreased by $1,043,000 during fiscal year 1999, primarily as a result of the sale of the United Kingdom subsidiary and foreign currency effects. In fiscal year 1998, depreciation and amortization decreased by $2,250,000. This reduction primarily resulted from lower depreciation charges in the United Kingdom following an asset impairment charge recorded in fiscal year 1997 to write-down the store assets in that country to their estimated fair value. See "Impairment of Long-Lived Assets". Depreciation and amortization increased by $1,669,000 in fiscal year 1997. This increase was attributable to an increase in the level of capital spending, primarily on new stores, store renovations and enhanced management information systems.

Impairment of Long-Lived Assets

Because of the continued and higher than expected operating losses in the United Kingdom in fiscal year 1997, the Company conducted an impairment evaluation of its fixed assets in the United Kingdom. As a result of this evaluation, during fiscal year 1997, the Company recognized a non-cash impairment charge of $10,042,000 which represents the difference between the estimated market value and the book value of the Company's investment in property and equipment in the United Kingdom, primarily in its retail store locations, including lease premiums, leasehold improvements and store fittings and fixtures. Estimated fair market value was determined based upon estimated future discounted cash flows.

Foreign Currency Transaction (Gains)/Losses

Foreign currency transaction gains of $331,000, $761,000 and $610,000 arose during fiscal years 1999, 1998 and 1997, respectively. These gains resulted from a variety of factors, including the effect of fluctuating foreign currency values on certain inter-company debt and trade payables denominated in currencies other than the functional currency of the debtor. The Company's major exposures to foreign currency risks were the Canadian dollar denominated subordinated convertible debentures (the "Debentures") carried on the books of the Company and the U.S. dollar denominated note due to Tandy which had been recorded in the Canadian subsidiary. Historically, these two debts provided a natural hedge, as the related foreign currency risks were largely offsetting. Upon the repayment of the note due to Tandy in December, 1997, the Debentures were designated as a hedge against the Company's net investment in its Canadian subsidiary. Foreign exchange gains and losses on the Debentures are included in other comprehensive income. As at June 30, 1999, all of the Debentures had been converted to the Company's common stock. See "Earnings per Share".

Net Interest Expense

Interest expense, net of interest income, was $3,280,000, $5,464,000 and $6,663,000 for fiscal years 1999, 1998 and 1997, respectively. The reduction in net interest expense during fiscal year 1999 results from a variety of factors including the conversion of the Debentures at varying times during the year, the repayment of a note payable to Tandy during fiscal year 1998, the benefits of the Company's new revolving credit facility (See "Liquidity and Capital Resources") and the assumption of United Kingdom bank debt by the purchaser of that business (See "Sale of United Kingdom Subsidiary and Other Restructuring Charges"). At June 30, 1999, the Company had no long-term debt. The Company anticipates that interest income will approximate interest expense during fiscal year 2000 as its only borrowings should be seasonal, relating to the build up of inventories for the 1999 Christmas selling season. The benefits of the new revolving credit agreement and the repayment of the note payable to Tandy also contributed to lower interest expense in fiscal year 1998. In fiscal year 1997, net interest expense declined modestly as the effects of scheduled repayments of the note payable to Tandy were partially offset by an increase in short-term borrowings in the United Kingdom.

Income Taxes

Historically, the Company's high effective income tax rate has been attributable to a number of factors, including:

 .  losses in the United Kingdom and interest expense on the Debentures for which no tax benefit was available;
 . certain Corporate Headquarters expenditures which cannot be deducted by the operating subsidiaries.

With the sale of the United Kingdom subsidiary and the repayment of the Debentures, management expects that the effective tax rate will be reduced to 43% - 45% in fiscal year 2000.

The provision for taxes in fiscal year 1999 of $24,710,000 includes a provision for Canadian and Australian taxes on the profits of the Company earned in those countries. The fiscal year 1999 provision also included a charge of $8,039,000 related to the settlement of a dispute with the Canadian tax authorities relating to the 1990 to 1993 taxation years which is discussed more fully below. The provision for taxes in fiscal year 1998 of $10,430,000 primarily represents a provision for Canadian federal and provincial and Australian taxes on the profits of the Company earned in those countries. The provision for taxes in fiscal years 1997 of $6,755,000 primarily represents a provision for Canadian federal and provincial taxes on the profits of the Canadian subsidiary.

At June 30, 1999, the Company had deferred tax assets aggregating $13,062,000 against which a valuation allowance has been recorded in the amount of $7,891,000, primarily relating to capital loss carryforwards from the sale of the United Kingdom subsidiary and loss carryforwards in the United States. The potential for future realization of the deferred tax assets will be reviewed on a regular basis.

An audit of the income tax returns of the Company's Canadian subsidiary for the 1990 to 1993 taxation years was commenced during the 1995 fiscal year. The Company was advised that Revenue Canada was challenging certain interest deductions relating to the Canadian subsidiary's former operations in continental Europe and was proposing to tax certain foreign exchange gains related to such operations. The Company previously estimated that it could potentially have an additional liability of up to $21,000,000. In March 1999, the Company and Revenue Canada agreed to a resolution of this matter which will result in a liability to the Company of approximately $14,000,000 resulting in a charge of $8,039,000 during the third quarter, reflecting a settlement which exceeded management's expectations, but was substantially less than the maximum exposure of $21,000,000.

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

An audit of the income tax returns of the Canadian subsidiary for the 1987 to 1989 taxation years was completed during fiscal year 1994, resulting in additional tax being levied against the Canadian subsidiary. The Company has appealed these reassessments and, pending the outcome of these matters, the Company, by Canadian law, was required to pay one-half of the tax in dispute. The tax levied by Revenue Canada in reassessing those years was offset by refunds arising from the carryback of losses incurred in subsequent years. Depending on the ultimate resolution of these issues, the Company could potentially have an additional liability in the range of $0 to $11,700,000. The Company believes it has meritorious arguments in defense of the issues raised by Revenue Canada and it is in the process of vigorously defending its position. It is management's determination that no additional provision need be recorded for these reassessments. It is not practical for management to make any reasonable determination of when this remaining outstanding Canadian tax issue will ultimately be resolved.

Audits of the Company's Canadian subsidiary's income tax returns by Revenue Canada for the 1994 - 1996 taxation years and of the Company's United States income tax returns by the Internal Revenue Service for the 1990-1994 taxation years are in process.

Earnings per Share

Basic earnings per share ("EPS") is calculated by dividing the net income or loss by the actual weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted.

During fiscal years 1999, 1998 and 1997, the Company's potentially dilutive instruments included its convertible subordinated debentures (the "Debentures"). Under their terms of issuance, the Debentures were convertible into common stock at a conversion price of Cdn$8.42 per share. All remaining Debentures were converted into common stock during the year resulting in the issuance of approximately 6,746,000 additional shares. For fiscal year 1999, such issuance increased the number of weighted average common shares outstanding for purposes of calculating EPS by approximately

1,226,000 shares. Also, in fiscal years 1999, 1998 and 1997, the Company's directors and employees held options to purchase 1,323,349, 1,014,499, and 785,500 common shares, respectively, at prices ranging from $3.50 to $15.75, $3.50 to $8.1875 and $3.50 to $8.1875, respectively. The dilutive effect of these options in future periods will depend on the average price of the Company's common stock during such periods. For illustrative purposes, using the price of the Company's common stock at August 31, 1999 ($18.50 per share) as an average would result in approximately 775,000 additional shares being included in weighted average common shares outstanding.

Liquidity and Capital Resources

Operating activities generated $25,901,000 in cash during fiscal year 1999. Net income, adjusted for non-cash items, generated $14,136,000 in cash. Increased inventory levels consumed $11,050,000 in cash. This increase was in response to and in support of higher sales and were partially offset by an increase in accounts payable of $10,875,000. Increased sales, in particular of wireless products, as well as increased vendor advertising support also contributed to an increase in accounts receivable of $5,875,000. The deferral of tax installments preserved $17,829,000 in cash as final fiscal 1999 tax payments are not due until after year end. In addition, the Canadian subsidiary has not yet been reassessed by the Canadian tax authorities for the settlement agreed to in the third quarter. Management estimates that the amount of this reassessment will be approximately $14,000,000.

Operating activities generated $27,706,000 in cash during fiscal year 1998. Net income, adjusted for non-cash items, produced $8,219,000 in cash. A reduction in inventory levels contributed a further $11,879,000 in cash. In Canada, inventory reductions resulted from better management of the level of computer inventories and monitoring of the flow of merchandise through the product cycle. In the United Kingdom, the store closure program was a factor in reduced inventory levels. The Company increased inventories in Australia to support higher sales. The deferral of income tax installments conserved a further $9,361,000 in cash during fiscal year 1998. During fiscal year 1997, operating activities generated $5,570,000 in cash. Net income, adjusted for non-cash items, generated $10,566,000 in cash, which was partially offset by $7,592,000 in cash consumed in building inventories. The increase in inventories in fiscal 1997 was due primarily to the requirements of the newly opened Cantel stores in Canada and the need to build inventories in response to higher sales in Australia.

Investing activities consumed $17,140,000 in cash during fiscal year 1999. Routine capital expenditures, primarily on store fixtures and office equipment, required $7,310,000 in cash. In addition, the sale of the Company's former subsidiary in the United Kingdom consumed $10,971,000 in cash, representing the cash balances of that company at the time of sale less the net proceeds of disposition. However, the subsidiary also had approximately $11,600,000 of short-term bank debt which was assumed and repaid by the purchaser. Investing activities consumed $4,520,000 and $7,981,000 in cash during fiscal years 1998 and 1997, respectively. These cash outflows result for the most part from additions to property and equipment, primarily relating to opening new stores, renovating existing stores and upgrading information systems.

Cash flow from financing activities generated $5,084,000 in cash during fiscal year 1999. Short-term bank borrowings in the United Kingdom prior to its sale resulted in a cash inflow of $2,448,000. Proceeds from the issuance of stock under the Company's stock purchase plan and from the exercise of stock options by employees generated $1,890,000 and $746,000, respectively in additional cash. During fiscal year 1998, financing activities consumed $23,176,000 in cash. Repayment in full of loans from Tandy comprised the major component of the cash outflow. A decrease in the level of short-term borrowings in the United Kingdom was also a contributing factor. The effect of these reductions in cash resources was partially offset by the proceeds from the issuance of common stock to employee plans. In fiscal year 1997, financing activities generated $3,555,000 in cash. The effects of an increase in short-term borrowings in the United Kingdom combined with proceeds from the issuance of stock to employee plans were partially offset by scheduled repayments on loans from Tandy.

The Company's principal sources of liquidity during fiscal year 2000 will be its cash and short-term investments, its cash flow from operations and its banking facilities.

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

The Syndicated Loan Agreement is used primarily to provide letters of credit in support of purchase orders and, from time to time, to finance inventory purchases. At June 30, 1999, there were no borrowings against the Syndicated Loan Agreement and $530,000 was committed in support of letters of credit. There was $29,259,000 of credit available for use at June 30, 1999. As part of the sale of InterTAN U.K. Limited, the purchaser repaid the amount owing under the facility at December 31, 1998 ($11,617,000) and arranged for replacement of the letters of credit relating to the United Kingdom ($1,430,000 at December 31, 1998). The Company's Merchandise Agreement with Tandy permits the Company to support purchase orders with a surety bond or bonds as well as letters of credit. The Company has entered into an agreement with a major insurer to provide surety bond coverage (the "Bond") in an amount not to exceed $18,000,000. Use of the Bond will give the Company greater flexibility in placing orders with Far Eastern suppliers by releasing a portion of the credit available under the Syndicated Loan Agreement for other purposes.

The Company's Australian subsidiaries, InterTAN Australia Ltd. and Technotron Sales Corp. Pty, Ltd., have entered into a credit agreement with an Australian bank (the "Australian Facility"). This agreement established a credit facility in the amount of A$12,000,000 ($8,010,000 at June 30, 1999 exchange rates). The Australian Facility has no fixed term and may be terminated at any time upon five days prior written notice by the lender. All or any part of the facility may be used to provide letters of credit in support of purchase orders. A maximum amount of A$5,000,000 ($3,338,000 at June 30, 1999 exchange rates) may be used in support of short-term borrowings. At June 30, 1999, there were no borrowings outstanding against the Australian Facility, nor was any amount committed in support of letters of credit.

The Company's primary uses of liquidity during fiscal year 2000 will include the funding of capital expenditures, the build-up of inventories for the 1999 Christmas selling season and payments in settlement of tax reassessments. The Company anticipates that capital additions will approximate $11,000,000 during fiscal year 2000, mainly related to store expansion, remodeling and upgrading. Management believes that short-term borrowings under Syndicated Loan Agreement to finance the seasonal build-up of inventories will peak at approximately $12,000,000 to $16,000,000 in October and that such borrowings will be repaid by the end of December. In addition, management expects to receive additional reassessments of approximately $14,000,000 during fiscal year 2000 relating to the settlement of its dispute with Revenue Canada in respect of the 1990-1993 taxation years. See "Income Taxes".

Management believes that the Company's cash and short-term investments on hand and its cash flow from operations combined with the Syndicated Loan Agreement, the Australian Facility and the Bond will provide the Company with sufficient liquidity to meet its planned requirements through fiscal year 2000, including the tax reassessments relating to the 1990-1993 taxation years.

Year 2000 Issues

Management recognizes that certain of the Company's information systems require further modification or replacement to make them compliant with the Year 2000.

The Company's critical systems include the following:

       .   Its store operating systems;
       . Its so-called "back-end" merchandising and inventory systems, including purchasing, receiving and warehousing, perpetual inventories and store replenishment; and,
       . Its primary accounting systems, including general ledger, accounts receivable, accounts payable and payroll.

The Company has employed a variety of internal and external resources to assess and make changes necessitated by Year 2000 issues to its many different systems and equipment. Many of these changes were contemplated in any event as upgrades or replacement of outdated systems and hardware.

In Canada, necessary modifications and testing have been done to all critical systems except for the operating system supporting its point of sale and certain of its warehousing systems which may not be Year 2000 compliant in certain environments. Installation and testing of an upgrade to remedy this situation should be complete by the end of September, 1999.

In Australia, the Company is in the process of implementing a fully integrated, enterprise-wide retail solution supplied by an outside vendor to replace its existing back-end inventory and accounting systems. This new system is certified as being Year 2000 compliant. However, since determining that this system will not be completed by calendar year-end, the Company is simultaneously remediating existing systems to ensure year 2000 compliance. It is anticipated that this remediation will be completed by November 15, 1999 with final testing completed by November 30, 1999. After this project has been completed, full attention will resume on the enterprise-wide solution. All other critical systems in Australia have been modified and tested.

The Company's current projection is that Year 2000 compliance costs will not exceed $1,500,000.

In the most reasonably likely worst case scenario, the Company's store operating and back-end inventory management systems could fail. The consequence of such failure could include the inability to electronically record sales transactions in the Company's stores and a breakdown in the supply chain. This would necessitate reverting to a number of manual systems for recording sales, ordering product and replenishing the Company's stores. Such an occurrence would likely result in a loss of revenue; it is not possible to quantify the possible range of such loss. Management anticipates that a contingency plan to deal with this scenario, which will rely heavily on processing transactions manually, will be in place by October 31, 1999.

The Company has communicated with its suppliers and other organizations with which it does business to coordinate Year 2000 issues and to ensure the continuity of supply of product and services. While the Company is not aware that any of its major vendors will experience difficulties in supplying product, in a most reasonably likely worst case scenario, one or more significant suppliers could be unable to continue to adequately supply the Company after 1999. With the exception of wireless products, the Company reasonably believes adequate alternative sources of supply are available. However, in the event that a disruption in supply were to occur, it is not practical for management to estimate the range of financial loss, if any, which could result from the negative effect of such disruption in supply.

The Company's warehouse and distribution systems are centralized in a single location in both Canada and Australia. In a most reasonably likely worst case scenario, service from one or both of these locations could be disrupted, caused by a number of factors beyond the Company's control including, for example, the failure of local power suppliers to supply electricity. Such a disruption could result in out-of-stock situations of varying severity at some or all of the Company's retail locations. The Company is currently evaluating alternative means of supplying its stores and reasonably anticipates that contingency plans will be in place by October 31, 1999. It is not practical for management to reasonably estimate the range of financial loss, if any, which could result from a disruption in the supply of product to the Company's stores.

The Company is currently in the process of assessing its obligations, if any, arising from the sale of warranted product which proves not to be Year 2000 compliant in one or more aspects. It is not possible at this time to reasonably estimate the range of loss, if any, which could arise from such obligation.

Management is closely monitoring the Company's advancements towards final Year 2000 preparations and progress reports are presented periodically to the Company's Board of Directors. Although there can be no assurance that the Company will be able to complete all of the modifications in the required time frame, or that the Company will be able to identify all Year 2000 issues before problems manifest themselves, in management's opinion, the Company is taking adequate action to address Year 2000 issues and does not expect the financial impact of being Year 2000 compliant to be material to the Company's consolidated financial position, results of operations or cash flows.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of market risks arising primarily from the impact of changes in interest rates on its short-term credit facilities and from the impact of foreign currency fluctuations as they relate to its investment, debt and activities in Canada and Australia.

Foreign currency fluctuations

The Company's activities are carried on in foreign jurisdictions - Canada and Australia. The Company is exposed to foreign currency risks in three broad areas:

          .   Its inventory purchases,
          .   Translation of its financial results, and
          .   Its net investment in foreign jurisdictions.

Inventory purchases

During fiscal year 1999, the Company's operating subsidiaries in Canada and Australia purchased approximately 22% of their inventories in the Far East. These purchases are made in U.S. dollars and, under the terms of its agreement with its suppliers, payment must be made at the time of shipment. These orders often require long lead times. Accordingly, there is risk that the value of the Canadian and Australian dollars, as the case may be, could fluctuate relative to the U.S. dollar from the time the goods are ordered until shipment is made.

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

The table below shows the amount of open orders and forward exchange contracts on hand at June 30, 1999 and the financial impact which would result if the functional currency of the purchasing entities were to decline in value by 10% relative to the U.S. dollar from June 30, 1999 to the date of delivery (in thousands):

--------------------------------------------------------------------------------
                                           June 30, 1999   June 30, 1998

Open orders                                      $31,778         $29,976
--------------------------------------------------------------------------------
Impact of a 10% decline in local
 currency values                                 $ 3,178         $ 2,998

Foreign exchange contracts on hand               $ 2,077         $ 6,221
--------------------------------------------------------------------------------
Impact of a 10% decline in local
  currency values                                $  (208)        $  (622)
--------------------------------------------------------------------------------
Net impact of a 10% decline in local
  currency values                                $ 2,970         $ 2,376
--------------------------------------------------------------------------------

The incremental cost of such a decline in currency values, if incurred, would be reflected in higher cost of sales in future periods. In these circumstances, management would take product pricing action, where appropriate.

Translation of financial results

The functional currencies of the Company's operating entities in Canada and Australia are the respective local currencies. However, the reporting currency of the Company on a consolidated basis is the U.S. dollar. Consequently, fluctuations in the value of the Canadian and Australian dollars have a direct effect on reported consolidated results. It is not possible for management to effectively hedge against the possible impact of this risk.

The following table shows the combined sales and operating income (loss) for fiscal year 1999, excluding the effects of the Company's former subsidiary in the United Kingdom, and the effect that a 10% decline in local currency values would have had on those results (in thousands):

                                        Year ended June 30, 1999                    Year ended June 30, 1999
----------------------------------------------------------------------------------------------------------------------
                                                           Effect of a 10%                               Effect of a 10%
                                                             Decline in                                    Decline in
                                                              Currency                                      Currency
(U.S.dollars, in thousands)             As Reported            Values                As Reported             Values
----------------------------------------------------------------------------------------------------------------------
Sales
Canada                                     $297,314           $(29,731)                 $270,675            $(27,068)
Australia                                   105,595            (10,560)                   98,171              (9,817)
United Kingdom                                    -                  -                   172,528             (17,253)
----------------------------------------------------------------------------------------------------------------------
                                           $402,909           $(40,291)                 $541,374            $(54,138)
----------------------------------------------------------------------------------------------------------------------

Operating Income (Loss)
Canada                                     $ 34,046           $ (3,405)                 $ 23,233            $ (2,323)
Australia                                     7,139               (714)                    5,710                (571)
United Kingdom                                    -                  -                   (21,804)              2,180
Corporate Expenses                           (6,448)                 -                    (4,779)                  -
----------------------------------------------------------------------------------------------------------------------
                                           $ 34,737           $ (4,119)                 $  2,360            $   (714)
----------------------------------------------------------------------------------------------------------------------

Net investment in foreign jurisdictions

The Company's net investments in Canada and Australia are recorded in U.S. dollars at the respective period-end rates. Changes in these rates will have a direct effect on the carrying value of these investments. The cumulative effect of such currency fluctuations is recorded in stockholders' equity in accumulated other comprehensive income (loss). The Company's convertible subordinated debenture is denominated in U.S. dollars and was recorded in the books of the parent. This instrument was designated as a partial hedge against the risk associated with the Company's investment in its Canadian subsidiary. With the conversion of this instrument during fiscal year 1999, this hedge no longer exists. The Company currently has no plans to hedge its investment in either Canada or Australia.

The following table shows the Company's net investment in each of its operating entities and its expressed in U.S. dollars at June 30, 1999. The table also shows the effect on those amounts if each local currency were to lose 10% of its value against the U.S. dollar (in thousands):

                                 June 30, 1999                                 June 30, 1998
-------------------------------------------------------------------------------------------------------------------
                                                     Effect of a 10%                              Effect of a
                                                       Decline in                               10% Decline in
(U.S. dollars, in thousands)     Net Investment      Currency Values          Net Investment    Currency Values
-------------------------------------------------------------------------------------------------------------------
Canada                           $       69,514      $       (6,951)          $       64,871    $       (6,488)
Canadian dollar
   denominated debenture                      -                   -                  (38,706)            3,871
-------------------------------------------------------------------------------------------------------------------
                                 $       69,514      $       (6,951)          $       26,165    $       (2,617)

Australia                                35,066              (3,507)                  32,263            (3,226)
United Kingdom                                -                   -                   26,201            (2,620)
-------------------------------------------------------------------------------------------------------------------
                                 $      104,580      $      (10,458)          $       84,629   $        (8,463)
-------------------------------------------------------------------------------------------------------------------


Short-term interest rates

The Company's credit facilities include syndicated banking facilities in Canada and a separate facility in Australia. These banking arrangements, which are used primarily to finance inventory purchases, provide for interest on any short-term borrowings at rates determined with reference to the local "prime" or "base rates". These rates are, therefore, subject to change for a variety of reasons which are beyond the Company's control. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

In fiscal year 1999, the Company borrowed under its Canadian facility during the months of September, October and November. Borrowings during those months averaged approximately $6,000,000 and interest paid on such advances was approximately $110,000. Interest on these Canadian borrowings was payable at the Canadian prime rate plus 1%. Had the Canadian prime rate been 10% higher, management estimates that interest expense for the year would have increased by approximately $10,000. The Company's Australian subsidiary did not borrow during fiscal year 1999.

It has not been the Company's policy to hedge against the risk presented by possible fluctuations in short-term interest rates.

Item 8.   FINANCIAL STATEMENTS

Report of Independent Accountants

To the Board of Directors and Stockholders of InterTAN, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of InterTAN, Inc. and its subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas
August 17, 1999, except for Note 13, as to which the date is September 8, 1999

Consolidated Statements of Operations

                                                                                           Year ended June 30
(In thousands, except per share data)                                           1999              1998               1997
-----------------------------------------------------------------------------------------------------------------------------
Net sales and operating revenues                                             $   500,050       $   541,374        $   519,318
Other income                                                                         266               511                640
-----------------------------------------------------------------------------------------------------------------------------

                                                                                 500,316           541,885            519,958

Operating costs and expenses:
   Cost of products sold                                                         280,868           307,934            286,835
   Selling, general and administrative expenses                                  174,968           211,458            217,211
   Depreciation and amortization                                                   6,378             7,421              9,671
   Impairment of long-lived assets                                                     -                 -             10,042
   Loss on disposal of United Kingdom subsidiary
      and other restructuring charges                                             35,088            12,712                  -
-----------------------------------------------------------------------------------------------------------------------------
                                                                                 497,302           539,525            523,759
-----------------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                                            3,014             2,360             (3,801)

Foreign currency transaction gains                                                  (331)             (761)              (610)
Interest expense, net                                                              3,280             5,464              6,663
-----------------------------------------------------------------------------------------------------------------------------


Income (loss) before income taxes                                                     65            (2,343)            (9,854)
Provision for income taxes                                                        24,710            10,430              6,755
-----------------------------------------------------------------------------------------------------------------------------


Net loss                                                                     $   (24,645)      $   (12,773)       $   (16,609)
-----------------------------------------------------------------------------------------------------------------------------


Basic and diluted net loss per average common share                          $     (1.76)      $     (1.05)       $     (1.45)
-----------------------------------------------------------------------------------------------------------------------------

Average common shares outstanding                                                 14,017            12,138             11,459
-----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

                                                                                                 June 30                June 30
(In thousands, except share amounts)                                                              1999                    1998

Assets
--------------------------------------------------------------------------------------------------------------------------------

Current Assets:
    Cash and short-term  investments                                                         $      47,403        $     32,811
    Accounts receivable, less allowance for doubtful accounts                                        9,841               8,539
    Inventories                                                                                    111,934             148,198
    Other current assets                                                                             3,567               6,690
    Deferred income taxes                                                                            1,247                 369
------------------------------------------------------------------------------------------------------------------------------
       Total current assets                                                                        173,992             196,607

Property and equipment, less accumulated depreciation and amortization                              20,123              26,228
Other assets                                                                                           276                 712
Deferred income taxes                                                                                3,924                   -
------------------------------------------------------------------------------------------------------------------------------

Total Assets                                                                                 $     198,315        $    223,547
------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current Liabilities:
    Short-term bank borrowings                                                               $           -        $      9,172
    Accounts payable                                                                                15,883              24,274
    Accrued expenses                                                                                17,369              31,995
    Income taxes payable                                                                            39,286              20,955
    Deferred service contract revenue - current portion                                              4,488               3,382
------------------------------------------------------------------------------------------------------------------------------

       Total current liabilities                                                                    77,026              89,778

9% convertible subordinated debentures                                                                   -              38,706
Deferred service contract revenue - non-current portion                                              4,008               3,128
Other liabilities                                                                                    6,521               5,945
------------------------------------------------------------------------------------------------------------------------------

       Total liabilities                                                                            87,555             137,557

------------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity:
    Preferred stock, no par value, 1,000,000 shares authorized,
       none issued or outstanding                                                                        -                   -
    Common stock, $1 par value, 40,000,000 shares authorized,
       19,855,202 and 12,474,077, respectively, issued and outstanding                              19,855              12,474
    Additional paid-in capital                                                                     151,054             115,980
    Deficit                                                                                        (34,895)            (10,250)
    Accumulated other comprehensive loss                                                           (25,254)            (32,214)
-------------------------------------------------------------------------------------------------------------------------------

       Total stockholders'  equity                                                                 110,760               85,990
-------------------------------------------------------------------------------------------------------------------------------
       Commitments and contingencies (See notes 2, 8 and 9)

Total Liabilities and Stockholders' Equity                                                   $     198,315       $     223,547
-------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity

                                                                                                         Accumulated
                                                           Additional      Retained                         Other
                                           Common Stock     Paid-in        Earnings     Comprehensive   Comprehensive
(In thousands)                            Shares  Amount    Capital       (Deficit)     Income (Loss)        Loss         Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1996
                                         11,173   $11,173   $111,678       $ 19,132                        $(22,471)     $ 119,512

Comprehensive loss:
    Net loss                                                                (16,609)     $  (16,609)                       (16,609)
    Foreign currency translation
      adjustments                                                                               (41)            (41)           (41)

                                                                                         ----------
Comprehensive loss                                                                       $  (16,650)
                                                                                         ==========
Issuance of common stock to employee
  plans                                     700       700      2,672              -                               -          3,372
------------------------------------------------------------------------------------                     --------------------------
Balance at June 30, 1997                 11,873    11,873    114,350          2,523                         (22,512)       106,234
Comprehensive loss:
    Net loss                                                                (12,773)     $  (12,773)                       (12,773)
    Foreign currency translation
      adjustments                                                                            (9,702)         (9,702)        (9,702)
                                                                                         ----------
Comprehensive loss                                                                          (22,475)
                                                                                         ==========
Issuance of common stock to employee
  plans                                     601       601      2,528              -                               -          3,129
Retirement of warrants held by Tandy
  Corporation                                 -         -       (898)             -                               -           (898)
------------------------------------------------------------------------------------                     --------------------------
Balance at June 30, 1998                 12,474    12,474    115,980        (10,250)                        (32,214)        85,990
Comprehensive Loss:
    Net loss                                                                (24,645)     $  (24,645)                       (24,645)
    Foreign currency translation
      adjustments                                                                             6,960           6,960          6,960
                                                                                         ----------
Comprehensive loss                                                                       $  (17,685)
                                                                                         ==========
Issuance of common stock to employee
  plans                                     528       528      2,692                                                         3,220

Issuance of common stock under stock
  option plan                               102       102        644                                                           746
Conversion of subordinated debentures
  to common stock                         6,746     6,746     31,528                                                        38,274
Stock-based compensation                      5         5        210                                                           215
-------------------------------------------------------------------------------------                    --------------------------
Balance at June 30, 1999                 19,855   $19,855   $151,054       $(34,895)                       $(25,254)     $ 110,760
=====================================================================================                    ==========================

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

                                                                                       Year ended June 30
(In thousands)                                                                     1999        1998       1997
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                                       $  (24,645)  $ (12,773)  $ (16,609)
    Adjustments to reconcile net loss to cash
    provided by operating
    activities:
        Depreciation and amortization                                               6,378       7,421       9,671
        Deferred income taxes                                                      (4,822)        166       5,589
        Foreign currency transaction gains, unrealized                                  -      (1,653)       (612)
        Impairment of long-lived assets                                                 -           -      10,042
        Net loss on disposition of United Kingdom
           subsidiary and other restructuring charges                              35,088      12,712           -
        Other                                                                       2,137       2,346       2,485

Cash provided by (used in) current assets and liabilities:
    Accounts receivable                                                            (5,875)        450        (164)
    Inventories                                                                   (11,050)     11,879      (7,592)
    Other current assets                                                           (2,124)       (617)       (126)
    Accounts payable                                                               10,875      (2,231)      1,984
    Accrued expenses and deferred service contract revenue                          2,110         645         970
    Income taxes payable                                                           17,829       9,361         (68)
-----------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                  25,901      27,706       5,570
-----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Additions to property and equipment                                            (7,310)     (7,165)     (9,244)
    Proceeds from sales of property and equipment                                     167          97         271
    Effect of sale of United Kingdom subsidiary on cash                           (10,971)          -           -
    Other investing activities                                                        974       2,548         992
-----------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                     (17,140)     (4,520)     (7,981)
-----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Changes in short-term borrowings, net                                           2,448        (661)      8,554
    Proceeds from issuance of common stock to employee plans                        1,890       1,838       1,959
    Proceeds from exercise of stock options                                           746           -           -
    Principal repayments on long-term borrowings                                        -     (24,353)     (6,958)
-----------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) financing activities                         5,084     (23,176)      3,555
-----------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                               747      (1,925)       (514)
-----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and short-term investments                         14,592      (1,915)        630
Cash and short-term investments, beginning of year                                 32,811      34,726      34,096
-----------------------------------------------------------------------------------------------------------------
Cash and short-term investments, end of year                                   $   47,403   $  32,811   $  34,726
=================================================================================================================
Supplemental disclosures of cash flow information
Cash paid during the year for:
    Interest                                                                   $    4,568   $   5,547   $   7,213
    Income taxes                                                               $   12,356   $     715   $   1,299
=================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Note 1  Summary of Significant Accounting Policies

Description of Business
InterTAN, Inc. (the "Company" or "InterTAN") is engaged in the sale of consumer electronics products primarily through company-operated retail stores and dealer outlets in Canada and Australia. The Company's retail operations are conducted through two wholly-owned subsidiaries: InterTAN Australia Ltd., which operates in Australia under the trade name "Tandy Electronics"; and InterTAN Canada Ltd., which operates in Canada under the trade name "RadioShack". The Company previously also had retail and dealer outlets in the United Kingdom. Theses operations were conducted through a wholly-owned subsidiary, InterTAN U.K. Limited, which operated under the "Tandy" name. Effective January 1999, the Company's subsidiary in the United Kingdom was sold. See Note 2 to the Consolidated Financial Statements. All of these trade names are used under license from Tandy Corporation ("Tandy"). In addition, the Company has entered into an agreement in Canada with Rogers Cantel Inc. ("Cantel") to operate telecommunications stores ("Cantel stores") on its behalf. At June 30, 1999, 45 Cantel stores were in operation. The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions, balances and profits have been eliminated. The Company's fiscal year ends June 30.

Cash and Short-Term Investments
Cash in stores, deposits in banks and short-term investments with original maturities of three months or less are considered as cash and cash equivalents.

Inventory
Inventories are comprised primarily of finished merchandise and are stated at the lower of cost, based on the average cost method, or market value.

Property and Equipment
Property and equipment are recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Estimated useful lives range from 33 to 40 years for buildings and 3 to 8 years for fixtures and equipment. Leasehold improvements are amortized over the life of the lease or the useful life of the asset, whichever is shorter.

Maintenance and repairs are charged to expense as incurred. Renewals and betterments which materially prolong the useful lives of the assets are capitalized. The cost and related accumulated depreciation of property retired or sold are removed from the accounts, and gains or losses are recognized in the income statement.

The Company reviews all long-lived assets (i.e., property and equipment) for impairment whenever events or changes in circumstances indicate that the net book value of the assets may not be recoverable. An impairment loss would be recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the assets is less than the net book value of the assets. The amount of the impairment loss would generally be measured as the difference between the net book value of the assets and their estimated fair value. See Note 6 to the Consolidated Financial Statements for a discussion of an impairment charge recorded in fiscal year 1997.

Net Sales and Operating Revenues
Net sales and operating revenues include items related to normal business operations, including service contract and repair income. Service contract revenue, net of direct selling expenses, is recognized over the life of the contract.

Translation of Foreign Currencies
The local currencies of the Company's foreign entities are the functional currencies of those entities. For reporting purposes, assets and liabilities are translated to U.S. dollars using the exchange rates in effect at the balance sheet date; income and expense items are translated using monthly average exchange rates. The effects of exchange rate changes on net assets located outside the United States are recorded in equity as part of "accumulated other comprehensive loss". Gains and losses from foreign currency transactions are included in the operations of each period.

Comprehensive Income (Loss)
Effective July 1, 1998, the Company adopted Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income is defined as the change in stockholders' equity during a period except those changes resulting from investments by owners and distributions to owners. For the Company, the components of comprehensive income (loss) include net income or loss and the effects of exchange rate changes on net assets located outside the United States (foreign currency translation adjustments). For fiscal year 1999, foreign currency translation adjustments were $6,960,000 and included an adjustment of $4,087,000 related to the reclassification of accumulated foreign currency translation losses to net loss on the sale of the United Kingdom subsidiary as well as foreign currency translation gains of $2,873,000 related to Canada and Australia.

Contract Management
At June 30, 1999, the Company had 673 company-operated stores, of which 189, primarily located in Australia, were operated under "contract management" arrangements. Under the typical contract management arrangement, the store manager is not employed by the Company, but is under contract to operate the store on its behalf. The Company selects and supplies the store location (including lease payments and other fixed location charges) and also supplies leasehold improvements, fixtures and store inventory. The Company is also committed to provide supporting services, including advertising and training. The contract manager is responsible for the labor and overhead necessary to operate the store. The contract manager is also required to provide a cash deposit. In return for the service of operating the store, the contract manager receives compensation equal to approximately one-half of the store's gross profit.

The revenue, as well as the expenses paid by the Company, related to contract management stores are included in the consolidated statement of operations. The contract manager's compensation is included in selling, general and administrative expenses. Contract managers' deposits are included in the "Other liabilities" section of the consolidated balance sheet and amounted to $4,982,000 and $4,547,000 at June 30, 1999 and June 30, 1998, respectively.

Capitalized Financing Costs
Costs incurred in connection with the issuance of debt and renewal fees are capitalized and are amortized over the term of the respective debt. Amortization of these costs, which include underwriting, bank, legal and accounting fees, for fiscal years 1999, 1998 and 1997 was $770,000,

$781,000, and $684,000, respectively. Unamortized balances at June 30, 1999 and June 30, 1998 were $298,000 and $1,389,000, respectively.

Advertising Costs
Advertising costs are recorded net of vendor contributions and are expensed the first time the related advertising occurs. During fiscal years 1999, 1998 and 1997, advertising expense was $20,753,000, $24,770,000 and $27,792,000, respectively.

Income Taxes
Income taxes are accounted for using the asset and liability method. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the book amounts and tax basis of assets and liabilities. However, deferred tax assets are only recognized to the extent that it is more likely than not that the Company will realize the benefits of that deferred tax asset.

InterTAN generally considers the earnings of its foreign subsidiaries to be permanently reinvested for use in those operations and, consequently, deferred federal income taxes, net of applicable foreign tax credits, are not provided on the undistributed earnings of foreign subsidiaries which are to be so reinvested. If the earnings of those subsidiaries as of June 30, 1999 were remitted to the parent, approximately $82,000,000 subject to adjustment for deemed foreign taxes paid, would be included in the taxable income of the parent. By operations of tax statutes currently in effect, the Company would incur certain U.S. income taxes, including alternative minimum tax. Such remittances may also be subject to certain foreign withholding taxes (presently rates range from 0% to 15%) for which there would likely be no U.S. tax relief.

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

The Company will adopt FAS 133 effective July 1, 2000. Upon adoption, FAS 133 is not expected to have a material effect on the Company's financial statements.

Earnings per Share
Basic earnings per share ("EPS") is calculated by dividing the net income or loss by the actual weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted.

During fiscal years 1999, 1998 and 1997, the Company's potentially dilutive instruments included its convertible subordinated debentures (the "Debentures"). Under their terms of issuance, the Debentures were convertible into common stock at a conversion price of Cdn$8.42 per share. All remaining Debentures were converted into common stock during the year resulting in the issuance of approximately 6,746,000 additional shares. For fiscal year 1999, such issuance increased the number of weighted average common shares outstanding for purposes of calculating EPS by approximately 1,226,000 shares. Also, in fiscal years 1999, 1998 and 1997, the Company's directors and employees held options to purchase 1,323,349, 1,014,499, and 785,500 common shares, respectively, at prices ranging from $3.50 to $15.75, $3.50 to $8.1875 and $3.50 to $8.1875, respectively.

Accounting for Stock-Based Compensation
The Company measures the expense associated with its stock-based compensation using the intrinsic value method. Application of this method generally results in compensation expense equal to the quoted price of the shares granted under option less the amount, if any, the director or employee is required to pay for the underlying shares. See Note 12.

New Accounting Standards
The American Institute of Certified Public Accountants has issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). This statement is effective for fiscal years beginning after December 15, 1998 and requires that the direct costs of certain internally developed software be capitalized and amortized over a reasonable period. The Company will adopt SOP 98-1 in the first quarter of fiscal year 2000; such adoption is not expected to have a material effect on the Company's financial statements.

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

Note 2  Loss on Sale of United Kingdom Subsidiary and Other Restructuring
        Charges

During fiscal year 1999, the Company's Board of Directors approved a plan to sell the Company's investment in InterTAN U.K. Limited for proceeds of $2,582,000, net of estimated selling costs, and the Company recorded a loss of $35,088,000. The sale included all assets, liabilities and other obligations of the United Kingdom subsidiary, including approximately $11,600,000 of bank debt outstanding under InterTAN U.K. Limited's portion of the Company's syndicated loan agreement, which was repaid by the purchaser on closing. Coincident with the sale, the Company's syndicated loan facility was reduced from $75,000,000 to $50,000,000. See Note 14, Segment Reporting Disclosures, for revenue and operating income (loss) associated with InterTAN U.K. Limited.

In addition, the purchaser assumed the rights to claim tax loss carryforwards and other deferred tax deductions having a potential tax benefit of approximately $30,000,000. To the extent the purchaser is able to utilize all or a portion of these loss carryforwards and other deferred tax deductions, the Company is entitled to cash payments equal to 30% of the tax savings realized by the purchaser (a maximum of approximately $9,000,000). The Company will recognize such proceeds, if any, as received.

Also under the terms of the sale agreement, the Company has indemnified the purchaser for certain contingencies primarily relating to real estate matters associated with store leases and working capital adjustments. In addition, the Company remains contingently liable as guarantor of certain leases of InterTAN U.K. Limited. At the time of the sale the lease obligation assumed by the purchaser and guaranteed by the Company was approximately $32,000,000 and the average remaining life of such leases was approximately 6 years. If the purchaser were to default on the lease obligations, management believes the Company could reduce the exposure through assignment, subletting and other means. The Company has obtained an indemnity from the purchaser for approximately $13,000,000 which is management's best estimate of the Company's potential exposure under these guarantees. The amount of this indemnity declines over time as the Company's risk diminishes.

As part of the Company's ongoing efforts to improve the financial performance of its United Kingdom operation, in January 1998 a plan to close 69 consistently under-performing stores was approved. In connection with this restructuring plan, a provision of $12,712,000 was recorded during the third quarter of fiscal year 1998, reflecting lease disposal costs, severance costs and other closure costs, including fixture removal and contract termination costs. The following is a summary of the activity within this reserve during each of the last two fiscal years (in thousands):

                                                                                               Balance
                                  Original                           Foreign Currency          June 30
                                 Provision             Paid            Rate Effects              1998
---------------------------------------------------------------------------------------------------------
Lease disposal costs                $11,120          $(2,684)                $203                $8,639
Severance costs                         748             (506)                   8                   250
Other exit costs                        844             (332)                  15                   527
---------------------------------------------------------------------------------------------------------
                                    $12,712          $(3,522)                $226                $9,416
---------------------------------------------------------------------------------------------------------

                            Balance                          Foreign          Adjustment on        Balance
                            June 30                         Currency           Disposal of         June 30
                              1998         Paid           Rate Effects        InterTAN U.K.         1999
-------------------------------------------------------------------------------------------------------------
Lease disposal costs        $8,639       $(2,995)             $(33)         $   (5,611)             $  -
Severance costs                250          (105)               (1)               (144)                -
Other exit costs               527          (268)               (2)               (257)                -

-------------------------------------------------------------------------------------------------------------
                            $9,416       $(3,368)             $(36)         $   (6,012)             $  -
-------------------------------------------------------------------------------------------------------------


Note 3    Bank Debt

In December, 1997 InterTAN Canada Ltd., InterTAN, Inc. and InterTAN U.K. Limited entered into a three-year revolving facility with a syndicate of lenders (the "Syndicated Loan Agreement") in an amount not to exceed $75,000,000 in the aggregate. With the sale of InterTAN U.K. Limited in January, 1999, the facility was reduced to $50,000,000. The amount of credit actually available at any particular time is dependent on a variety of factors including the level of eligible inventories and accounts receivable of InterTAN Canada. The amount of available credit is then reduced by the amount of trade accounts payable then outstanding as well as certain other reserves. The interest rate under the credit facility is the Canadian prime rate plus 1.0%. Letters of credit are
charged at the rate of 1.5% per annum.   In addition, a standby fee is payable
on the unused portion of the credit facility. The amount of this fee is subject to certain thresholds, and ranges from 0.375% to 0.50% of the unused credit line. The Syndicated Loan Agreement is collateralized by a first priority lien over all of the assets of InterTAN Canada and is guaranteed by InterTAN, Inc. This facility will be used primarily to provide letters of credit in support of purchase orders, to finance inventory purchases and for general corporate purposes. At June 30, 1999, the maximum borrowing base under the Syndicated Loan Agreement was $29,789,000 of which $530,000 was committed in support of letters of credit. There were no loans outstanding against the facility at June 30, 1999. Approximately $29,259,000 was available for use at June 30, 1999.

The Company's Australian subsidiaries, InterTAN Australia Ltd. and Technotron Sales Corp. Pty. Ltd., have entered into a credit agreement with an Australian bank (the "Australian Facility"). This agreement established a credit facility in the amount of A$12,000,000 ($8,010,000 at June 30, 1999 exchange rates). The Australian Facility has no fixed term and may be terminated at any time upon five days prior written notice by the lender. All or any part of the facility may be used to provide letters of credit in support of purchase orders. A maximum amount of A$5,000,000 ($3,338,000 at June 30, 1999 exchange rates) may be used in support of short-term borrowings. The Australian Facility is collateralized by a floating charge over all of the assets of InterTAN Australia. At June 30, 1999, there were no borrowings outstanding against the Australian Facility, nor was any amount committed in support of letters of credit. The terms of the Australian Facility limit the Australian subsidiary with respect to certain distributions to InterTAN, Inc.

Note 4  Merchandise Agreement with Tandy

The Company and Tandy have entered into a Merchandise Agreement and a series of license agreements. These agreements permit InterTAN to use, in designated countries, the "Tandy

Electronics" and "RadioShack" trade names until June 30, 2009, with automatic annual extensions to June 30, 2010. The license agreements may be terminated with five years' prior written notice by either party. In the event a change in control of InterTAN, Inc. or any of its subsidiaries occurs, Tandy may revoke the Merchandise Agreement and the license agreements. In consideration for these rights, the Company was obliged to pay a royalty of 0.25% of consolidated sales beginning in fiscal year 1996. This royalty increases by 0.25 percentage points each fiscal year until it reaches a maximum of up to 1.0% in fiscal 1999. During fiscal years 1999, 1998 and 1997, the Company paid Tandy royalties totaling $4,798,000, $3,929,000 and $2,538,000, respectively. The Company is obliged to use Tandy's export unit, A & A International, Inc. ("A & A"), as its exclusive exporter of products from the Far East through the term of the Merchandise Agreement. In such connection, the Company must pay a purchasing agent/exporter fee to A & A calculated by adding 0.2% of consolidated sales in excess of $500,000,000 to the base amount of $1,000,000 and deducting from this certain credits the Company earns by purchasing products from Tandy and A & A. The Company paid Tandy fees totaling $816,000, $885,000, and $815,000 in respect of fiscal years 1999, 1998 and 1997, respectively, under this arrangement. During fiscal year 1999, the Company's Canadian and Australian subsidiaries purchased approximately 22% of their merchandise from Tandy and A & A. During fiscal years 1998 and 1997, the Company (including its former United Kingdom subsidiary) purchased approximately 30% and 32%, respectively, of its merchandise from A & A and Tandy. The Company's purchase orders with Tandy are supported, based on a formula agreed with Tandy, by letters of credit issued by banks on behalf of InterTAN or backed by cash deposits. In September, 1997, the Merchandise Agreement was amended to permit the Company to support purchase orders with a surety bond or bonds as well as letters of credit. The Company has secured surety bond coverage from a major insurer in an amount not to exceed $18,000,000.

Note 5    9% Subordinated Convertible Debentures

During fiscal year 1994, the Company closed a private placement of Cdn$60,000,000 of 9% subordinated convertible debentures (the "Debentures") maturing August 30, 2000. The Debentures were convertible at any time at a conversion price of Cdn$8.42 per share ($5.72 per share at June 30, 1999 exchange rates).

The Debentures were redeemable upon giving at least 30 business days' notice at a redemption price equal to the principal amount thereof, plus accrued and unpaid interest provided that the current market price of the Company's common shares during a specified period preceding the date of such notice is not less than 125% of the conversion price. On April 16, 1999, the Company served notice on all remaining Debenture holders calling for the redemption of all issued and outstanding Debentures on June 8, 1999. Debenture holders were able to exercise their right of conversion until June 7, 1999, after which all outstanding Debentures must be surrendered for cash. All remaining Debenture holders exercised their right of conversion and, as a result, approximately 4,006,000 additional shares were issued. Approximately 2,740,000 shares had previously been issued as a result of Debenture conversions between July 31, 1998 and April 16, 1999.

Note 6    Property and Equipment

Property and equipment at June 30, 1999 and 1998 are summarized as follows (in thousands):

                                        1999     1998
----------------------------------------------------------------
Land                                   $ 1,019  $   965
Buildings                                8,173    9,147
Equipment, furniture and fixtures       29,955   40,804
Leasehold improvements                  21,179   39,349
Lease premiums                               -    7,057
----------------------------------------------------------------
                                        60,326   97,322

Less accumulated depreciation
 and amortization                       40,203   71,094
----------------------------------------------------------------
Property and equipment, net            $20,123  $26,228
----------------------------------------------------------------

The reduction in the level of property and equipment during fiscal year 1999 is attributable to the sale of the Company's former subsidiary in the United Kingdom.

Because of the continued and higher than expected operating losses in the United Kingdom during fiscal year 1997, the Company conducted an impairment evaluation of its property and equipment in the United Kingdom. As a result of this evaluation, during the fourth quarter of fiscal year 1997, the Company recognized a non-cash impairment loss of $10,042,000 which represents the difference between the estimated market value and the book value of the Company's investment in property and equipment in the United Kingdom, primarily in its retail store locations, including lease premiums, leasehold improvements and store fittings and fixtures. Fair market value was determined based upon estimated future discounted cash flows.

Note 7    Accrued Expenses

The following is a summary of accrued expenses at June 30, 1999 and 1998 (in thousands):

                                       1999          1998
-----------------------------------------------------------------
Payroll and bonuses                    $8,267       9,292
United Kingdom restructuring costs          -       9,416
Other                                   9,102      13,287
-----------------------------------------------------------------
                                      $17,369     $31,995
-----------------------------------------------------------------

For a discussion of the United Kingdom restructuring provision, see Note 2.

Note 8    Income Taxes

The components of the provisions for domestic and foreign income taxes are shown below (in thousands):

                          Year ended June 30
                         1999     1998     1997
---------------------------------------------------------
Current expense:
United States        $    94       111  $  148
Foreign               29,438    10,153   1,018
---------------------------------------------------------
                      29,532    10,264   1,166

Deferred foreign
  (benefit) expense   (4,822)      166   5,589
---------------------------------------------------------
Total income tax
  expense            $24,710   $10,430  $6,755
---------------------------------------------------------

The Company's income tax expense primarily represents Canadian and Australian income tax on the profits earned by its subsidiaries in those countries. No tax was accrued or payable in the United Kingdom during fiscal years 1999, 1998 or 1997.

Components of the difference between income tax expense and the amount calculated by applying the U.S. statutory rate of 35% to income before income taxes are as follows (in thousands):


                                        Year ended June 30
                                    1999       1998       1997
------------------------------------------------------------------
Components of
pre-tax income (loss):
 United States                    $(27,871)   $(2,223)  $  (901)
 Foreign                            27,936       (120)   (8,953)

------------------------------------------------------------------
Income (loss) before
 income taxes                           65     (2,343)   (9,854)
Statutory U.S. tax rate                 35%        35%       35%

------------------------------------------------------------------
Federal income tax
 expense (benefit) at
 statutory rate                         23       (820)   (3,449)
Foreign tax rate
 differentials                       1,723      1,463     1,177
Provincial income taxes,
 less foreign federal
 income tax benefit                  1,718      1,441     1,202
Book losses for which no
 tax benefit was recognized         12,988      8,883     9,367
Charges for income tax dispute
 settlement                          8,039          -         -
Adjustment to valuation
 allowance for deferred
 tax assets                              -       (666)   (1,656)
Other, net                             219        129       114

------------------------------------------------------------------
Total income tax
 expense                          $ 24,710    $10,430   $ 6,755
==================================================================

Deferred tax assets are comprised of the following at June 30 (in thousands):

                                 1999     1998
---------------------------------------------------
Depreciation                  $   942   $  3,907
Deferred service contracts      2,982      2,869
Reserves for business
 restructuring                    561      3,544
Loss carryforwards              7,495     28,646
Other                           1,082      4,653

---------------------------------------------------
                               13,062     43,619
Valuation allowance            (7,891)   (43,250)

---------------------------------------------------
Deferred tax asset            $ 5,171   $    369

===================================================

In connection with the sale of the Company's United Kingdom subsidiary, the Company wrote off approximately $36,000,000 of deferred tax assets and a like amount of valuation allowance. The purchaser has agreed to make cash payments to the Company equal to 30% of tax savings, if any, resulting from the use of these deferred tax assets (a maximum of $9,000,000). See Note 2.

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

In the United States, the Company has net operating loss carryforwards for tax purposes of approximately $3,000,000. These loss carryforwards will expire in 2012 and 2013. In Canada the Company has a net capital loss carryforward from the sale of the United Kingdom subsidiary of approximately $14,000,000. This loss may be carried forward indefinitely, but may only be applied against capital gains.

An audit of the income tax returns of the Company's Canadian subsidiary for the 1990 to 1993 taxation years was commenced during the 1995 fiscal year. The Company was advised that Revenue Canada was challenging certain interest deductions relating to the Canadian subsidiary's former operations in continental Europe and was proposing to tax certain foreign exchange gains related to such operations. The Company previously estimated that it could potentially have an additional liability of up to $21,000,000. In March 1999, the Company and Revenue Canada agreed to a resolution of this matter which will result in a liability to the Company of approximately $14,000,000 resulting in a charge of $8,039,000 during the third quarter, reflecting a settlement which exceeded management's expectations, but was substantially less than the maximum exposure of $21,000,000.

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

An audit of the income tax returns of the Canadian subsidiary for the 1987 to 1989 taxation years was completed during fiscal year 1994, resulting in additional tax being levied against the Canadian subsidiary. The Company has appealed these reassessments and, pending the outcome of these matters, the Company, by Canadian law, was required to pay one-half of the tax in dispute. The tax levied by Revenue Canada in reassessing those years was offset by refunds arising from the carryback of losses incurred in subsequent years. Depending on the ultimate resolution of these issues, the Company could potentially have an additional liability in the range of $0 to $11,700,000. The Company believes it has meritorious arguments in defense of the issues raised by Revenue Canada and it is in the process of vigorously defending its position. It is management's determination that no additional provision need be recorded for these reassessments. It is not practical for management to make any reasonable determination of when this remaining outstanding Canadian tax issue will ultimately be resolved.

Audits of the Company's Canadian subsidiary's income tax returns by Revenue Canada for the 1994 - 1996 taxation years and of the Company's United States income tax returns by the Internal Revenue Service for the 1990-1994 taxation years are in process.

Note 9  Commitments and Contingencies

The Company leases virtually all of its retail space under operating leases with terms ranging from one to fifteen years. Leases are normally based on a minimum rental plus a percentage of store sales in excess of a stipulated base. The remainder of InterTAN's store leases generally provide for fixed monthly rent adjusted periodically using inflation indices and rent reviews.

In fiscal years 1999, 1998 and 1997 minimum rents, including immaterial contingent rents and sublease rental income, were $25,460,000, $38,297,000, and $36,365,000, respectively. Future minimum rent commitments at June 30, 1999 for all long-term non-cancelable leases (net of immaterial sublease rent income) are as follows (in thousands):

----------------------------------------------------------

2000      $14,755        2003                     4,937
2001       12,115        2004                     2,237
2002        8,558        2005 and thereafter      1,792

----------------------------------------------------------

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

The Company had no long-term debt instruments outstanding at June 30, 1999. At June 30, 1998, the only long-term debt instrument outstanding was the Debentures. At that date, this instrument had a book value of $38,706,000 and an estimated fair value of $41,415,000, based on market price.

The Company enters into foreign exchange contracts to hedge against exchange rate fluctuations on certain debts, payables and open inventory purchase orders denominated in currencies other than the functional currency of the issuing entity. All foreign exchange contracts are written with major international financial institutions. Except for the opportunity cost of future currency values being more favorable than anticipated, the Company's risk in those transactions is limited to the cost of replacing the contracts at current market rates in the event of nonperformance by the counterparties. The Company believes its risk of counterparty nonperformance is remote, and any losses incurred would not be material. At June 30, 1999 and 1998, the Company had approximately $2,077,000 and $6,750,000, respectively, of foreign exchange contracts outstanding with a market value of approximately $41,000 and $(54,000), respectively. Maturity on these contracts outstanding at June 30, 1999 ranged from one to two months from fiscal year-end.

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

The InterTAN, Inc. 401(k) Plan is available to all U.S. employees who have completed at least two months service with the Company. Eligible employees may contribute, subject to statutory limits, up to 14% of their salary to the plan. The Company matches the employee contributions to a maximum of 4% of salary. Fifty percent of the Company's contributions vest in the first year with full vesting after an employee has completed two years of service with the Company. Employees have a number of investment options available to them within the plan, one of which is InterTAN, Inc. common stock. This Plan is in the process of liquidation following the relocation of the Company's corporate headquarters to Canada.

The aggregate cost of these plans included in other selling, general and administration expense totaled $1,591,000, $1,640,000, and $1,701,000 in 1999,
1998 and 1997, respectively.

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

At June 30, 1999, options to purchase 330,641 shares were outstanding under the 1986 Stock Option Plan. While options outstanding under this plan will remain in force until they are exercised, canceled or expire, no further options may be granted. At June 30, 1999, options to purchase 817,708 shares were outstanding under the 1996 Stock Option Plan and 656,667 options were available for future grant. In connection with certain employee retirements and terminations, the Company accelerated the vesting and extended the exercise period associated with approximately 396,000 stock options and recorded compensation expense of $187,000.

In 1991, the Company adopted the Non-Employee Director Stock Option Plan (the "1991 Director Plan") under which each non-employee director was granted an option, exercisable immediately, to purchase 25,000 shares of the Company's common stock. Upon election, all new non-employee directors are granted an option to purchase 25,000 shares of the Company's common stock. Options granted under the 1991 Director Plan are exercisable at a price equal to 100% of the market price of the common stock at the date of grant. The options generally expire ten years after the date of grant unless the optionee ceases to be a non-employee director, in which case the options expire one year after the date of cessation. Common stock issued under the 1991 Director Plan cannot exceed 200,000 shares. At June 30, 1999, options to purchase 175,000 shares were outstanding under the 1991 Director Plan and 25,000 options were available for future grant.

In June, 1999, the Company proposed a plan which would grant additional options to purchase common stock to each non-employee director (such options are collectively referred to as "the 1999 Director Plan"). This plan is subject to shareholder approval. Under the 1999 Director Plan, each non-employee director would be granted an option to purchase 20,000 shares of the Company's common stock at an exercise price of $15.75 per share. Options granted under this plan would be exercisable on a cumulative basis equal to one fourth per year on the date fixed for the Company's annual meeting of stockholders, commencing with the 1999 meeting to be held in November, 1999. If adopted, and if the fair market value of the Company's common stock on the date of shareholder approval exceeds the exercise price, the Company will recognize compensation expense ratably over the vesting period.

In June, 1999, the Company granted a total of 37,500 shares of restricted stock awards to two executive officers and to the managing directors of the Company's Canadian and Australian subsidiaries. On the date of grant, the market value of these restricted stock awards totaled $590,625. These shares vest equally over a three-year period provided the Company's consolidated operating income in a particular year increases by at least 15%. If operating income growth for a particular year is less than 15% but more than 10%, then one-fifth of the annual amount will vest for each percentage point of growth over 10%. If operating income growth for a year is less than 10%, the restricted stock for that year will not vest. However, if cumulative compounded annual consolidated operating income grows by 15% per annum over the three-year period, then any restricted stock not previously vested will vest in its entirety. Compensation expense relating to these restricted stock awards will be recognized when it becomes probable that vesting will occur for a particular year.

The Company has also established an incentive stock award plan for approximately 700 store managers. Under this plan, managers achieving certain gross profit improvement targets in their respective stores during fiscal year 2000 would each receive up to 100 shares of Company stock. Compensation expense relating to this plan will be recognized when it becomes probable that the gross profit improvement targets will be achieved.

A summary of transactions relating to the stock option plans is summarized in the following tables:

Summary of Stock Option Transactions

                                        1999                            1998                            1997
-------------------------------------------------------------------------------------------------------------------------
                                                                              Weighted-
                                             Weighted-                         Average                       Weighted-
                                              Average                          Exercise                       Average
                              Options      Exercise Price       Options         Price          Options     Exercise Price
-------------------------------------------------------------------------------------------------------------------------
Outstanding at
 beginning of year           1,014,499              $6.49        785,500            $6.94      650,833              $7.27
Grants                         491,000              $9.74        277,000            $5.31      209,500              $5.94
Exercised                     (103,484)             $7.42             --               --           --                 --
Forfeited                      (78,666)             $5.61        (48,001)           $6.95      (74,833)             $7.01
-------------------------------------------------------------------------------------------------------------------------

Outstanding at end of        1,323,349              $7.69      1,014,499            $6.49      785,500              $6.94
 year
-------------------------------------------------------------------------------------------------------------------------

Exercisable at end of          771,513              $6.54        585,496            $6.96      439,331              $7.10
 year
-------------------------------------------------------------------------------------------------------------------------

Weighted-average fair
 value of options granted
 during the year                 $6.08                             $3.30                         $3.71
-------------------------------------------------------------------------------------------------------------------------

Fixed Price Stock Options



                                    Options              Weighted-        Weighted-          Options         Weighted-
                                  Outstanding             Average          Average         Exercisable        Average
Range of Exercise                      At                Remaining         Exercise            At             Exercise
    Prices                        June 30, 1999         Life (years)        Price         June 30, 1999        Price
------------------------------------------------------------------------------------------------------------------------------------
$3.50  -  $5.94                      522,867              7.36              $ 5.40             205,032         $5.26
$6.00  -  $8.19                      598,482              3.96              $ 6.97             566,481         $7.00
$15.75                               202,000              9.94              $15.75                   -             -
------------------------------------------------------------------------------------------------------------------------------------

                                   1,323,349              6.22              $ 7.69             771,513          6.54
------------------------------------------------------------------------------------------------------------------------------------

As discussed in Note 1, the Company measures the expense associated with stock-based compensation using the intrinsic value method. Accordingly, because the exercise price of the stock options granted is equal to the market price of the common stock on the date of grant, no compensation expense has been recognized upon the grant of stock options during fiscal years 1999, 1998 or 1997. Had the Company adopted the fair value method of recognizing stock-based compensation, the estimated fair value of the options granted would have been amortized to compensation expense over the vesting period. Pro forma information is presented below as if the Company had adopted the fair value method.

                                      1999                    1998                    1997
(In thousands, except            As         Pro          As         Pro          As         Pro
per share amounts)            Reported     Forma      Reported     Forma      Reported     Forma
--------------------------------------------------------------------------------------------------
Net loss                      $(24,645)   $(25,538)   $(12,773)   $(13,513)   $(16,609)   $(17,172)

Basic and diluted net
  loss per average
  common share                $  (1.76)   $  (1.82)   $  (1.05)   $  (1.11)   $  (1.45)   $  (1.50)
--------------------------------------------------------------------------------------------------

For purposes of the pro forma information above, the fair value of each option granted for each year was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for fiscal years 1999, 1998 and 1997, respectively: expected volatility of 55.1%, 54.1%, and 53.9%; risk free interest rates of 5.2%, 5.9%, and 6.2%; expected lives of seven years for all three years and expected dividend yields of 0.0% for all three years.

The above pro forma information is not indicative of future amounts as the pro forma amounts do not include the impact of stock options granted prior to fiscal year 1996 and additional awards are anticipated in the future.

Note 13  Preferred Stock Purchase Rights

On September 8, 1999, the Board of Directors adopted a shareholder rights plan. This plan becomes effective on September 20, 1999 and replaces a previous plan which expired on that date. Pursuant to the terms of the new plan, the Company declared a dividend of one right ("Right") on each share of Common Stock of the Company. Each Right entitles the holder to purchase one-hundredth of a share of Series A Junior Participating Preferred Stock, no par value per share, of the Company at an exercise price of $85. The Rights are not currently exercisable and will become exercisable 10 days after a person or group acquires beneficial ownership of 15 percent or more of the Company's outstanding Common Stock or announces a tender offer or exchange offer the consummation of which would result in beneficial ownership by a person or group of 15 percent or more of the outstanding Common Stock. The Rights are subject to redemption by the Company for $.01 per Right at any time prior to the tenth day after the first public announcement of the acquisition by a person or group of beneficial ownership of 15 percent or more of the Company's Common Stock. In addition, the Board of Directors is authorized to amend the Rights plan at any time before the Rights become exercisable.

If a person or group acquires beneficial ownership of 15 percent or more of the Company's Common Stock and the Rights are then exercisable, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right's then current exercise price, a number of the Company's shares of Common Stock having a market value of twice such price. In addition, if

InterTAN is acquired in a merger or other business combination transaction after a person has acquired beneficial ownership of 15 percent or more of the Company's Common Stock and the Rights are then exercisable, each Right will entitle its holder to purchase, at the Right's then current exercise price, a number of the acquiring company's shares of common stock having a market value of twice such price. Following the acquisition by a person or group of beneficial ownership of 15 percent or more of the Company's Common Stock and prior to an acquisition of beneficial ownership of 50 percent or more of the Company's Common Stock, the Board of Directors may exchange the Rights (other than Rights owned by such person or group, which will have become null and nontransferable), in whole or in part, at an exchange ratio of one share of Common Stock (or one -hundredth of a share of Preferred Stock) per Right. The Rights under the new plan will expire on September 20, 2009.

Note 14  Segment Reporting Disclosures

Effective July 1, 1998, the Company adopted Financial Accounting Standards No. 131, "Disclosures about Segments for Enterprise and Related Information ("FAS 131"). The Company's business is managed along geographic lines. All references in these notes to "Canada", "Australia" and "the United Kingdom" refer to the Company's reportable segments, unless otherwise noted. Transactions between operating segments are not common and are not material to the segment information.

Summarized in the table below are the net sales and operating revenues, depreciation and amortization, operating income (loss), assets and capital expenditures for the Company's reportable segments for the fiscal year ended June 30, 1999, 1998 and 1997:

                                                                               Year Ended June 30
(in thousands)                                              1999                      1998                    1997
Net sales and operating Revenues:
    Canada                                            $      297,314          $     270,675             $    251,907
    Australia                                                105,595                 98,171                  102,628
    United                                                    97,141 /1/            172,528                  164,783
    Kingdom
-------------------------------------------------------------------------------------------------------------------------
                                                      $      500,050          $     541,374             $    519,318
-------------------------------------------------------------------------------------------------------------------------
Depreciation and Amortization:
    Canada                                            $        4,140          $       4,705             $      4,758
    Australia                                                  1,273                  1,166                    1,379
    United                                                       855 /1/              1,482                    3,468
    Kingdom
    Corporate  Headquarters                                      110                     68                       66

--------------------------------------------------------------------------------------------------------------------------
                                                      $        6,378          $       7,421             $      9,671
--------------------------------------------------------------------------------------------------------------------------

Operating income (loss):
    Canada                                            $       34,046          $      23,233             $     18,826
    Australia                                                  7,139                  5,710                    4,721
    United                                                   (31,723)/1/            (21,804)/2/              (23,147)/3/
    Kingdom
    Corporate Headquarters expenses                           (6,448)                (4,779)                  (4,201)
--------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                        3,014                  2,360                   (3,801)
    Foreign currency transaction gains                          (331)                  (761)                    (610)
    Interest expense, net                                      3,280                  5,464                    6,663

--------------------------------------------------------------------------------------------------------------------------
 Income (loss) before income tax                      $           65          $      (2,343)            $     (9,854)
--------------------------------------------------------------------------------------------------------------------------
Assets:
    Canada                                            $      136,703          $     111,496             $    123,244
    Australia                                                 53,787                 45,675                   51,640
    United Kingdom                                                 - /1/             64,246                   69,959
    Corporate Headquarters                                     7,825                  2,130                    9,464

--------------------------------------------------------------------------------------------------------------------------
                                                      $      198,315          $     223,547             $    254,307
--------------------------------------------------------------------------------------------------------------------------
Capital expenditures:
    Canada                                            $        3,475          $       3,370              $     4,605
    Australia                                                  1,564                  1,636                    2,084
    United                                                     2,226 /1/              1,983                    2,536
    Kingdom
    Corporate Headquarters                                        45                    176                       19

--------------------------------------------------------------------------------------------------------------------------
                                                      $        7,310          $       7,165              $     9,244
--------------------------------------------------------------------------------------------------------------------------


/1/ The Company sold its United Kingdom subsidiary in January 1999 and recognized a loss $35,088,000. Accordingly, the Company's 1999 operating results in the United Kingdom reflect only six months of operation and the loss on sale.
/2/ Reflects a charge of $12,712,000 associated with the closure of 69 unprofitable stores.
/3/  Includes an asset impairment charge of $10,042,000.

Note 15  Quarterly Data (Unaudited)

                                                          Quarter ended
                                                          September 30
(In thousands, except per share data)                1998              1997

--------------------------------------------------------------------------------
Net sales and operating revenues                      $ 121,844    $ 121,709
Other income                                                 79           92

--------------------------------------------------------------------------------
                                                        121,923      121,801
Operating costs and expenses:
 Cost of products sold                                   68,876       67,819
 Selling, general and administrative expenses            47,847       51,360
 Depreciation and amortization                            1,790        1,919
 Provision for business restructuring                         -            -
--------------------------------------------------------------------------------
                                                        118,513      121,098
--------------------------------------------------------------------------------

Operating income (loss)                                   3,410          703

Foreign currency transaction (gains) losses                (412)         (80)
Interest expense, net                                     1,113        1,643

--------------------------------------------------------------------------------

Income (loss) before income taxes                         2,709         (860)
Provision for income taxes                                3,004        2,049

--------------------------------------------------------------------------------
Net income (loss)                                     $    (295)   $  (2,909)

--------------------------------------------------------------------------------

Basic net income (loss) per average common share      $   (0.02)   $   (0.24)

Diluted net income (loss) per average common share1   $   (0.02)   $   (0.24)

--------------------------------------------------------------------------------

Average common shares outstanding                        12,524       11,924

Average common shares outstanding assuming dilution      12,524       11,924

--------------------------------------------------------------------------------

1 The sum of diluted earnings per share for the four quarters ended June 30, 1999 and 1998 does not equal the diluted earnings per share as reported for the respective years, primarily because the Company's convertible debentures were dilutive in the second quarter, but anti-dilutive in all other quarters and for each year as a whole

2 Represents a loss on the disposal on the Company's former subsidiary in the United Kingdom. See Note 2.

3 Represents a provision to close 69 unprofitable stores in the United Kingdom. An additional $2,035,000 in inventory provisions relating to this restructuring were included in cost of products sold. See Note 2.

       Quarter ended                Quarter ended         Quarter ended
        December 31                   March 31               June 30
    1998          1997          1999            1998   1999           1998
--------------------------------------------------------------------------------
$198,379      $192,559     $ 88,066        $117,117   $91,761     $109,989

      50           259           73              66        64           94
--------------------------------------------------------------------------------
 198,429       192,818       88,139         117,183    91,825      110,083

 112,633       110,586       49,266          68,510    50,093       61,019
  60,307        62,701       32,817          49,425    33,997       47,972
   1,830         1,873        1,388           1,789     1,370        1,840
     376             -       34,712/2/       12,712/3/      -            -
--------------------------------------------------------------------------------
 175,146       175,160      118,183         132,436    85,460      110,831

--------------------------------------------------------------------------------

  23,283        17,658      (30,044)        (15,253)    6,365         (748)

     (43)         (658)          80             158        44         (181)
   1,633         1,893          550             923       (16)       1,005

--------------------------------------------------------------------------------

  21,693        16,423      (30,674)        (16,334)    6,337       (1,572)
   7,929         5,076       10,548           1,438     3,229        1,867

--------------------------------------------------------------------------------
$ 13,764      $ 11,347     $(41,222)       $(17,772)  $ 3,108     $ (3,439)

--------------------------------------------------------------------------------

$   1.08      $   0.94     $  (3.13)       $  (1.46)  $  0.18     $  (0.28)

$   0.76      $   0.55     $  (3.13)       $  (1.46)  $  0.17     $  (0.28)

--------------------------------------------------------------------------------
  12,749        12,024       13,190          12,208    17,592       12,358

  19,461        19,814       13,190          12,208    20,427       12,358

--------------------------------------------------------------------------------

Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been no change in independent accountants and no disagreement with any independent accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during the period since the end of fiscal year 1998.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information called for by this Item with respect to directors and executive officers has been omitted pursuant to General Instruction G(3) to Form 10-K. This information is incorporated by reference from the 1999 definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 11.  EXECUTIVE COMPENSATION.

The information called for by this Item with respect to executive compensation has been omitted pursuant to General Instruction G(3) to Form 10-K. The information is incorporated herein by reference from the 1999 definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information called for by this Item with respect to security ownership of certain beneficial owners and management has been omitted pursuant to General Instruction G(3) to Form 10-K. This information is incorporated by reference from the 1999 definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There was no information called for by this Item with respect to certain relationships and transactions with management and others.

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

         (2)    Exhibits required by Item 601 of Regulation S-K:


                  Exhibit No.           Description
                  -----------           ------------

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

                    10(d)(i) First Amendment to Employment Agreement dated July 1, 1998 between InterTAN, Inc. and James T. Nichols. (Filed as
                                        Exhibit 10(a) to InterTAN's Quarterly
                                        Report on Form 10-Q for quarter ended
                                        September 30, 1998 and incorporated
                                        herein by reference) .

                    10(d)(ii)           Letter Agreement dated July 1, 1998
                                        between InterTAN, Inc. and James T.
                                        Nichols amending prior stock option
                                        agreements. (Filed as Exhibit 10(b) to
                                        InterTAN's Quarterly Report on Form 10-Q for quarter ended September 30, 1998 and incorporated herein by reference).

                    10(e) Employment Agreement dated November 29, 1997 between InterTAN, Inc. and Brian E. Levy (Filed as Exhibit 10(a) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1997 and incorporated herein by reference).

                  * 10(e)(i)            Employment Agreement dated June 10, 1999
                                        between InterTAN, Inc. and Brian E. Levy superceding prior Employment Agreement dated November 29, 1997 between same parties.

                    10(f) Employment Agreement between InterTAN, Inc. and David S. Goldberg dated February 3, 1995 (Filed as Exhibit 10(iii) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1995 and incorporated herein by reference).

                    10(f)(i) Confidential General Release and Separation Agreement between InterTAN, Inc. and David S. Goldberg dated March 1, 1999. (Filed as Exhibit 10(c) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1999 and incorporated herein by reference).

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

                    10(p)(ii)           Second Amendment to Loan Agreement dated
                                        as of January, 1999 among InterTAN,
                                        Inc., InterTAN Canada Ltd., InterTAN UK
                                        Limited, Bank of America Canada, Bank of
                                        America National Trust and Savings
                                        Association, BankBoston Retail Finance
                                        Inc., Congress Financial Corporation,
                                        BankBoston, N.A. and Burdale Financial
                                        Limited. (Filed as Exhibit 10(b) to
                                        InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1999 and incorporated herein by reference).

                    *10(p)(iii)         Third Amendment to Loan Agreement dated
                                        as of April 12, 1999 among InterTAN,
                                        Inc., InterTAN Canada Ltd., Bank of
                                        America Canada, BankBoston Retail
                                        Finance Inc., and Congress Financial
                                        Corporation.

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

                    10(r)(iii)          Amended and Restated InterTAN
                                        Advertising Agreement among InterTAN,
                                        Inc., InterTAN Canada Ltd., InterTAN
                                        Australia Ltd. and Tandy Corporation
                                        effective as of January 1, 1999. (Filed
                                        as Exhibit 10(a) to InterTAN's Quarterly
                                        Report on Form 10-Q for quarter ended
                                        March 31, 1999 and incorporated herein
                                        by reference).

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

                    10(u) Employment Agreement between InterTAN, Inc. and Jeffrey A. Losch dated February 23, 1999. (Filed as Exhibit 10(d) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1999 and incorporated herein by reference).

                    10(v) Deed of Indemnity between InterTAN, Inc., Tandy Corporation, InterTAN Canada Ltd., The Carphone Warehouse Limited and Worldwide Telecommunications Ltd. dated January 23, 1999 (filed as Exhibit No.
                                        10.1 to InterTAN's Current Report on
                                        Form 8-K dated January 25, 1999 and
                                        incorporated herein by reference).

                    10(w) Tax Deed between InterTAN, Inc. and Beheer-En Beleggingsmaatschappij Antika
                                        B.V. dated January 23, 1999. (filed as
                                        Exhibit No. 10.2 to InterTAN's Current
                                        Report on Form 8-K dated January 25,
                                        1999 and incorporated herein by
                                        reference).

                    *10(x) Correspondence dated June 9, 1999 from InterTAN, Inc. addressed to Brian E. Levy in respect of a grant of restricted stock.

                    *10(y) Correspondence dated June 9, 1999 from InterTAN, Inc. addressed to James G. Gingerich in respect of a grant of restricted stock.

                    *21                 Subsidiaries of InterTAN, Inc.

                    *23                 Consent of Independent Accountants.

                    *27                 Article 5 Financial Data Schedule.

                    99(a) Form of Multi-Option Switch Facility Agreement between InterTAN Australia Ltd. and Westpac Banking Corporation (Filed as Exhibit 99 to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1996 and incorporated herein by reference).

                    99(a)(i) Letter Agreement dated September 30, 1997 amending Multi-Option Switch Facility (Filed as Exhibit 99 to InterTAN's Quarterly Report on Form 10-Q for quarter ended September 30, 1997 and incorporated herein by reference).

                    99(a)(ii)           Letter Agreement dated August 3, 1998
                                        amending Multi-Option Switch Facility.
                                        (Filed as Exhibit 99 to InterTAN's
                                        Quarterly Report on Form 10-Q for
                                        quarter ended September 30, 1998 and
                                        incorporated herein by reference).

_________________
* Filed herewith

     (b) No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended June 30, 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         InterTAN, Inc.

September 27, 1999                       /s/Brian E.Levy
                                         ---------------------------------------
                                         Brian E. Levy,
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 27th day of September 1999 by the following persons on behalf of InterTAN, Inc. and in the capacities indicated.

Signature                                Title
---------                                -----

/s/James G. Gingerich                    Executive Vice President and
---------------------
James G. Gingerich                       Chief Financial Officer
                                         (Principal Financial Officer)

/s/Douglas C. Saunders                   Vice President and
----------------------
Douglas C. Saunders                      Corporate Controller
                                         (Principal Accounting Officer)

/s/Ron G. Stegall                        Director and
-----------------
Ron G. Stegall                           Chairman of the Board

/s/William C. Bousquette
------------------------
William C. Bousquette                    Director

/s/John A. Capstick
-------------------
John A. Capstick                         Director

/s/Clark A. Johnson
-------------------
Clark A. Johnson                         Director


-------------------
John H. McDaniel                         Director


--------------------
W. Darcy McKeough                        Director

/s/James T. Nichols                      Director and
--------------------
James T. Nichols                         Vice Chairman of the Board


/s/ Brian E. Levy                        Director and
-----------------
Brian E. Levy                            President and Chief Executive Officer

                     Report of Independent Accountants on
                         Financial Statement Schedules


To the Board of Directors of
InterTAN, Inc.


Our audits of the consolidated financial statements referred to in our report dated August 17, 1999, except for Note 13, as to which the date is September 8, 1999, appearing in Item 8 of this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 14(a)(1) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/PricewaterhouseCoopers LLP


Fort Worth, Texas
August 17, 1999

                                                                     Schedule II

                                InterTAN, Inc.
                Valuation and Qualifying Accounts and Reserves

(In thousands)                                                       Year ended June 30
                                                       -------------------------------------------
                                                          1999            1998             1997
                                                       ----------      ----------       ----------
Allowance for Doubtful Accounts

              Balance, beginning of year                $   1,228       $   1,539        $   1,746

              Additions charged to profit and loss             27              23               52

              Accounts receivable charged off,
                net of recoveries                            (575)           (334)            (259)
                                                        ---------       ---------        ---------
              Balance, end of year                      $     680       $   1,228        $   1,539
                                                        =========       =========        =========
European Business Restructuring Reserve

              Balance, beginning of year                $     881       $   1,449        $   2,630

              Credited to cost and expense                      -               -                -

              Payments and other dispositions, net           (141)           (568)          (1,181)
                                                        ---------       ---------        ---------
              Balance, end of year                      $     740       $     881        $   1,449
                                                        =========       =========        =========
United Kingdom Business Restructuring Reserve

              Balance, beginning of year                $   9,416       $       -        $       -

              Credited to cost and expense                      -          12,712                -

              Payments and other dispositions, net         (3,404)         (3,296)               -

              Adjustment on disposal of United
                Kingdom subsidiary                         (6,012)
                                                        ---------       ---------        ---------
              Balance, end of year                              -       $   9,416        $       -
                                                        =========       =========        =========
Deferred Tax Valuation Allowance

              Balance, beginning of year                $  43,250       $  39,338        $  30,461

              Additions to valuation allowance                750           7,865            8,828

              Adjustments to valuation allowance                -            (666)          (1,656)

              Reduction in deferred tax assets            (36,200)         (2,941)               -

              Foreign exchange rate effects                    91            (346)           1,705
                                                        ---------       ---------        ---------
              Balance, end of year                      $   7,891       $  43,250        $  39,338
                                                        =========       =========        =========

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

   10(c) Retirement Agreement dated March 3, 1997 between InterTAN, Inc. and James Michael Wood ( Filed as Exhibit 10(c) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1997 and incorporated herein by reference).

   10(d)            Employment Agreement between InterTAN, Inc. and James T.
                    Nichols dated January 1, 1995 (Filed as Exhibit 10(ii) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1995 and incorporated herein by reference).

   10(d)(i) First Amendment to Employment Agreement dated July 1, 1998 between InterTAN, Inc. and James T. Nichols (Filed as Exhibit10(a) to InterTAN's Quarterly Report on Form 10-Q for quarter ended September 30, 1998 and incorporated herein by reference).

   10(d)(ii)        Letter agreement dated July 1, 1998 between InterTAN, Inc.
                    and James T. Nichols amending prior stock option agreements.
                    (Filed as Exhibit 10(b) to InterTAN's Quarterly Report on
                    Form 10-Q for quarter ended September 30, 1998 and incorporated herein by reference).

   10(e) Employment Agreement dated November 29, 1997 between InterTAN, Inc. and Brian E. Levy (Filed as Exhibit 10(a) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1997 and incorporated herein by reference).

   *10(e)(i)        Employment Agreement dated June 10, 1999 between InterTAN,
                    Inc. and Brian E. Levy superceding prior Employment
                    Agreement dated November 29, 1997 between same parties.

   10(f)            Employment Agreement between InterTAN, Inc. and David S.
                    Goldberg dated February 3, 1995 (Filed as Exhibit 10(iii) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1995 and incorporated herein by reference).

   10(f)(i) Confidential General Release and Separation Agreement between InterTAN, Inc. and David S. Goldberg dated March 1, 1999. (Filed as Exhibit10(c) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1999 and incorporated herein by reference).

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

   10(p)(ii)        Second amendment to Loan agreement dated as of January, 1999 among InterTAN, Inc. InterTAN Canada Ltd., InterTAN UK Ltd.,
                    Bank America Canada, Bank America National Trust and Savings
                    Association, Bank Boston Retail Finance Inc., Congress
                    Financial Corporation, Bank Boston, NA and Burdale Financial
                    Limited. (Filed as Exhibit 10(b) to InterTAN's Quarterly
                    Report on Form 10-Q for quarter ended March 31, 1999 and incorporated herein by reference).

   *10(p)(iii)      Third amendment to Loan agreement dated as of April, 1999
                    among InterTAN, Inc. InterTAN Canada Ltd., InterTAN UK Ltd.,
                    Bank America Canada, Bank America National Trust and Savings
                    Association, Bank Boston Retail Finance Inc. and Congress
                    Financial Corporation.

   10(q) Form of Omnibus Termination Agreement dated December 30, 1997 between, among others, InterTAN, Inc. and Tandy Corporation (Filed as Exhibit 10(b) to InterTAN's Quarterly Report on For m 10-Q for quarter ended December 31, 1997 and incorporated herein by reference).

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

   10(r)(iii)       Amended and Restated InterTAN Advertising Agreement among
                    InterTAN, Inc., InterTAN Canada Ltd., InterTAN Australia
                    Ltd. and Tandy corporation effective as of January 1, 1999.
                    (Filed as Exhibit 10(a) to InterTAN's Quarterly Report on
                    Form 10-Q for quarter ended March 31, 1999 and incorporated herein by reference).

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

   10(u)            Employment Agreement between InterTAN, Inc. and Jeffrey A.
                    Losch dated February 23, 1999 . (Filed as Exhibit 10(d) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1999 and incorporated herein by reference).

   10(v) Deed of Indemnity between InterTAN, Inc., Tandy Corporation, InterTAN Canada Ltd., The Carphone Warehouse Limited and Worldwide Telecommunications Ltd. dated January 23, 1999. (Filed as Exhibit No. 10.1 to InterTAN's Current Report on Form 8-K dated January 25, 1999 and incorporated herein by reference).

   10(w)            Tax Deed between InterTAN, Inc. and Beheer-En
                    Belggingsmaatschappij Antika B.V. dated January 23, 1999. (Filed as Exhibit No. 10.2 to InterTAN's Current Report on Form 8-K dated January 25, 1999 and Incorporated herein by reference).

   *10(x)           Correspondence dated June 9, 1999 from InterTAN, Inc.
                    addressed to Brian E. Levy in respect of a grant of restricted stock.

   *10(y)           Correspondence dated June 9, 1999 from InterTAN, Inc.
                    addressed to James G. Gingerich in respect of a grant of restricted stock.

   *21              Subsidiaries of InterTAN, Inc.

   *23              Consent of Independent Accountants.

   *27              Article 5 Financial Data Schedule.

   99 Form of Multi-Option Switch Facility Agreement between InterTAN Australia Ltd. and Westpac Banking Corporation (Filed as Exhibit 99 to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1996 and incorporated herein by reference).

   99(a)(i) Letter Agreement dated September 30, 1997 amending Multi-Option Switch Facility (Filed as Exhibit 99 to InterTAN's Quarterly Report on Form 10-Q for quarter ended September 30, 1997 and incorporated herein by reference).

   99(a)(ii)        Letter Agreement dated August 3, 1998 amending Multi-Option
                    Switch Facility (Filed as Exhibit 99 to InterTAN's Quarterly
                    Report on Form 10-Q for quarter ended September 30, 1998 and incorporated herein by reference).

-----------------
* Filed herewith