Form 10-Q
period 1999-09-30
INTERTAN INC
filed 1999-11-12
CIK 803227

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

--------------------------------------------------------------------------------

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended September 30, 1999 or
                                               ------------------

[_] Transition report pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934 for the transition period from to
    ----------------    -----------------

Commission file number 1-10062
                       -------

                                InterTAN, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                             75-2130875
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)



       3300 Highway #7,Suite 904
        Concord, Ontario Canada                                    L4K 4M3
----------------------------------------                     -------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:            (905) 760-9701
                                                             -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

At October 31, 1999, 20,001,425 shares of the registrant's common stock, par value $1.00 per share, were outstanding.

                               TABLE OF CONTENTS

                                    PART I

                                                                         Page

Introductory note regarding forward-looking information                    3

ITEM 1 - Financial Statements and Supplementary Data

                  Consolidated Statements of Operations                    4

                  Consolidated Balance Sheets                              5

                  Consolidated Statements of Cash Flows                    6

                  Notes to Consolidated Financial Statements               7

ITEM 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     12


                                    PART II

ITEM 1 - Legal Proceedings                                                24

ITEM 4 - Submission of Matters to a Vote of Security Holders              24

ITEM 6 - Exhibits and Reports on Form 8-K                                 24


                                      OTHER

Signatures                                                                26

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

ITEM 1 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated  Statements  Of  Operations
InterTAN, Inc.
--------------------------------------------------------------------------------
(U.S. dollars in thousands, except per share data)

                                                                                Three months ended
                                                                                   September 30
                                                                ---------------------------------------------------

                                                                        1999                          1998
                                                                ---------------------          --------------------
Net sales and operating revenues..............................    $   108,003                    $   121,844
Other income..................................................             95                             79
                                                                ---------------------------------------------------
                                                                      108,098                        121,923
                                                                ---------------------------------------------------

Operating costs and expenses:
   Cost of products sold......................................         63,740                         68,876
   Selling, general and administrative expenses...............         35,207                         47,847
   Depreciation and amortization..............................          1,371                          1,790
                                                                ---------------------------------------------------
                                                                      100,318                        118,513
                                                                ---------------------------------------------------

Operating income..............................................          7,780                          3,410

   Foreign currency transaction (gains) losses................             51                           (412)
   Interest income............................................           (484)                          (286)
   Interest expense...........................................            139                          1,399
                                                                ---------------------------------------------------

Income before income taxes....................................          8,074                          2,709
Provision for income taxes....................................          3,687                          3,004
                                                                ---------------------------------------------------

Net income (loss).............................................    $     4,387                    $      (295)
                                                                ===================================================

Basic net income (loss) per average common share..............    $     0.22                     $    (0.02)

Diluted net income (loss) per average common share............    $     0.21                     $    (0.02)

Average common shares outstanding.............................         19,905                         12,524

Average common shares outstanding assuming dilution...........         20,680                         12,524

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets
InterTAN, Inc.
--------------------------------------------------------------------------------
(In thousands, except share data)

                                                                    September 30            June 30            September 30
                                                                        1999                  1999                 1998
                                                                  -------------------------------------------------------------
Assets
Current Assets:

    Cash and short-term investments.............................  $        26,420        $      47,403      $         16,872
    Accounts receivable, less allowance for doubtful
         accounts...............................................           17,228                9,841                12,910
    Inventories.................................................          126,036              111,934               165,298
    Other current assets........................................            3,662                3,567                 7,805
    Deferred income taxes.......................................            1,238                1,247                   353
                                                                  -------------------------------------------------------------
        Total current assets....................................          174,584              173,992               203,238
Property and equipment, less accumulated
     depreciation and amortization..............................
                                                                           20,830               20,123                26,135
Other assets....................................................              284                  276                   641
Deferred income taxes...........................................            3,938                3,924                     -
                                                                  -------------------------------------------------------------
Total Assets....................................................  $       199,636        $     198,315      $        230,014
                                                                  =============================================================

Liabilities and Stockholders' Equity
Current Liabilities:
    Short-term bank borrowings..................................  $             -        $          -       $         16,864
    Accounts payable............................................           21,506               15,883                31,883
    Accrued expenses............................................           15,594               17,369                29,990
    Income taxes payable........................................           31,246               39,286                16,452
    Deferred service contract revenue - current portion.........            4,773                4,488                 3,565
                                                                  -------------------------------------------------------------
         Total current liabilities..............................           73,119               77,026                98,754

9% convertible subordinated debentures..........................                -                    -                37,087
Deferred service contract revenue - non-current portion.........            4,175                4,008                 3,098
Other liabilities...............................................            6,571                6,521                 6,694
                                                                  -------------------------------------------------------------
                                                                           83,865               87,555               145,633
                                                                  -------------------------------------------------------------

Stockholders' Equity:
    Preferred stock, no par value, 1,000,000 shares
         authorized, none issued or outstanding.................                -                    -                     -
    Common stock, $1 par value, 40,000,000 shares
         authorized, 19,948,843, 19,855,202 and
         12,662,642 issued and outstanding......................           19,949               19,855                12,623
    Additional paid-in capital..................................          152,079              151,054               116,554
    Deficit.....................................................          (30,504)             (34,895)              (10,545)
    Accumulated other comprehensive loss........................          (25,753)             (25,254)              (34,251)
                                                                  -------------------------------------------------------------
         Total stockholders' equity.............................          115,771              110,760                84,381
                                                                  -------------------------------------------------------------
Commitments and contingent liabilities (see Notes 4 and 7)
Total Liabilities and Stockholders' Equity......................  $       199,636        $     198,315       $       230,014
                                                                  =============================================================

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
InterTAN, Inc.
--------------------------------------------------------------------------------

(In thousands)                                                                             Three months ended
                                                                                                 September 30
                                                                                      -----------------------------------
                                                                                          1999                 1998
                                                                                      -----------------------------------
Cash flows from operating activities:
    Net income (loss)...............................................................  $     4,387         $      (295)
      Adjustments to reconcile net income (loss) to
      cash used in operating activities:
        Depreciation and amortization...............................................        1,371               1,790
        Foreign currency transaction gains, unrealized..............................            -                (318)
        Other.......................................................................          357                 559

      Cash provided by (used in) current assets and liabilities:
        Accounts receivable.........................................................       (7,320)             (4,703)
        Inventories.................................................................      (14,480)            (20,173)
        Other current assets........................................................         (190)             (1,358)
        Accounts payable............................................................        5,644               7,918
        Accrued expenses and deferred service contract revenue......................       (1,196)             (1,301)
        Income taxes payable........................................................       (8,024)             (3,634)
                                                                                      -----------------------------------

        Net cash used in operating activities.......................................      (19,451)            (21,515)
                                                                                      -----------------------------------

Cash flows from investing activities:
    Additions to property and equipment.............................................       (2,223)             (2,454)
    Proceeds from sales of property and equipment...................................           22                  43
    Other investing activities......................................................          151               1,010
                                                                                      -----------------------------------

      Net cash used in investing activities.........................................       (2,050)             (1,401)
                                                                                      -----------------------------------

Cash flows from financing activities:
    Changes in short-term bank borrowings, net......................................            -               7,434
    Proceeds from issuance of common stock to
         employee plans.............................................................          487                 423
    Proceeds from exercise of stock options.........................................          308                   -
                                                                                      -----------------------------------
      Net cash provided by financing activities.....................................          795               7,857
                                                                                      -----------------------------------

Effect of exchange rate changes on cash.............................................         (277)               (880)
                                                                                      -----------------------------------

Net decrease in cash and short-term investments.....................................      (20,983)            (15,939)
Cash and short-term investments, beginning of period................................       47,403              32,811
                                                                                      -----------------------------------

Cash and short-term investments, end of period......................................  $    26,420         $    16,872
                                                                                      ===================================

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1        Basis of Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements", and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with accounting principles and practices (including consolidation practices) as reflected in InterTAN, Inc.'s ("InterTAN" or the "Company") Annual Report on Form 10-K for the fiscal year ended June 30, 1999, and, in the opinion of the Company, include all adjustments necessary for a fair presentation of the Company's financial position as of September 30, 1999 and 1998 and the results of its operations for the three months ended September 30, 1999 and 1998 and its cash flows for the three months ended September 30, 1999 and 1998. Such adjustments are of a normal and recurring nature. Operating results for the three months ended September 30, 1999 are not necessarily indicative of the results that can be expected for the fiscal year ended June 30, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.


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

Basic and diluted net income per average common share and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is set out below:

(In thousands, except for per                                            Three months ended
 share data)
                                  September 30, 1999                                 September 30, 1998
                                  Income            Shares            Per Share      Income           Shares            Per Share
                                  (Numerator)       (Denominator)     Amount         (Numerator)      (Denominator)     Amount
Net income loss                   $   4,387                                          $    (295)
                                  ==============                                     =============

Basic EPS
Income (loss) available to
  common stockholders             $   4,387             19,905        $   0.22       $    (295)           12,524        $  (0.02)
                                                                      ============                                      ============

Effect of Dilutive Securities
9% convertible debentures                 -                  -                               - (1)             - (1)
Stock options                             -                775                               - (1)             - (1)
                                  --------------    --------------                   -------------    --------------

Diluted EPS
Income (loss) available to
common stockholders
including assumed conversions
                                  $   4,387             20,680        $   0.21       $    (295)           12,524        $  (0.02)
                                  ==============    ==============    ============   =============    ==============    ============

(1) These instruments were anti-dilutive during the three month period ended September 30, 1998

During the three months ended September 30, 1998, the Company's potentially dilutive instruments included its 9% convertible subordinated debentures (the "Debentures"). Under the terms of their issuance, the Debentures were convertible into common stock at the rate of Cdn $8.42 per share, equivalent to approximately 6,750,000 shares in the aggregate at September 30, 1998. The Debentures were anti-dilutive during the three months ended September 30, 1998. During the fourth quarter of fiscal year 1999, the Company served notice of redemption on all remaining Debenture holders and all such Debenture holders exercised their right of conversion. Also, at September 30, 1999 and 1998, the Company's directors and employees held options to purchase 1,276,153 and 1,011,500 common shares, respectively, at prices ranging from $3.50 to $15.75 and $3.50 to $8.1875, respectively. During the three months ended September 30, 1999, all of such options were considered in calculating diluted EPS. However, during the comparable prior year quarter, such options were anti-dilutive and were, therefore, excluded from the diluted EPS calculation. The dilutive effect of these options in future periods will depend on the average price of the Company's common stock during such periods.


Note 3        Comprehensive Income (Loss)

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income
(loss) includes net income (loss) and the net change in foreign currency translation effects. The comprehensive income (loss) for the three months ended September 30, 1999 and 1998 was $3,888,000 and $(2,332,000), respectively.


Note 4        Income Taxes

The provisions for domestic and foreign income taxes for the three-month periods ended September 30, 1999 and 1998 were $3,687,000 and $3,004,000, respectively. The Company's income tax expense primarily represents Canadian and Australian income tax on the profits earned by its subsidiaries in those countries. No tax was currently payable in the United Kingdom for the three-month period ended September 30, 1998, nor had any benefit been recognized for the accumulated losses in that country.

An audit of the income tax returns of the Canadian subsidiary for the 1987 to 1989 taxation years was completed during fiscal year 1994, resulting in additional tax being levied against the Canadian subsidiary. The Company has appealed these reassessments and, pending the outcome of these matters, the Company, by Canadian law, was required to pay one-half of the tax in dispute. The tax levied by Revenue Canada in reassessing those years was offset by refunds arising from the carryback of losses incurred in subsequent years. Depending on the ultimate resolution of these issues, the Company could potentially have an additional liability in the range of $0 to $11,700,000. The Company believes it has meritorious arguments in defense of the issues raised by Revenue Canada and it is in the process of vigorously defending its position. It is management's determination that no additional provision need be recorded for these reassessments. It is not practical for management to make any reasonable determination of when this remaining outstanding Canadian tax issue will ultimately be resolved. A audits of the Company's Canadian subsidiary's income tax returns by Revenue Canada for the 1994 - 1996 taxation years is in process.

An audit of the Company's United States income tax returns by the Internal Revenue Service (the "IRS") is also in process. This audit is nearing completion and the Company anticipates hearing from the IRS in the near future regarding any issues or concerns resulting from the audit.

Note 5            Bank Debt

In December, 1997 InterTAN Canada Ltd., InterTAN, Inc. and InterTAN U.K. Limited entered into a three-year revolving facility with a syndicate of lenders (the "Syndicated Loan Agreement") in an amount not to exceed $75,000,000 in the aggregate. With the sale of InterTAN U.K. Limited in January, 1999, the facility was reduced to $50,000,000. The amount of credit actually available at any particular time is dependent on a variety of factors including the level of eligible inventories and accounts receivable of InterTAN Canada. The amount of available credit is then reduced by the amount of trade accounts payable then outstanding as well as certain other reserves. The interest rate under the credit facility was the Canadian prime rate plus 1.0%. Letters of credit are charged at the rate of 1.5% per annum. In addition, a standby fee is payable on the unused portion of the credit facility. The amount of this fee is subject to certain thresholds, and ranges from 0.375% to 0.50% of the unused credit line. The Syndicated Loan Agreement is collateralized by a first priority lien over all of the assets of InterTAN Canada and is guaranteed by InterTAN, Inc. In November, 1999, the Syndicated Loan Agreement was amended as follows: the facility is now denominated in Canadian dollars in an amount not to exceed C$67,000,000 (approximately $45,640,000 at September 30, 1999 rates of exchange); borrowings under the Syndicated Loan Agreement by Intertan Canada Ltd. may now be directed to InterTAN, Inc.; the interest rate under the facility has been changed to Canadian prime, London Inter Bank Offered Rate plus 1.5% or Bankers Acceptance Rate plus 1.5%, as elected by the Company at the time of borrowing; and, subject to certain financial covenants, the payment of dividends is now permitted.


Note 6            Non-employee Stock Options

In June, 1999, the Company proposed a plan which would grant additional options to purchase common stock to each non-employee director (such options are collectively referred to as "the 1999 Director Plan"). This plan received shareholder approval at the Company's annual meeting of stockholders on November 9, 1999. Under the 1999 Director Plan, each non-employee director was granted an option to purchase 20,000 shares of the Company's common stock at an exercise price of $15.75 per share. Options granted under this plan will be exercisable on a cumulative basis equal to one fourth per year on the date fixed for the Company's annual meeting of stockholders, commencing with the 1999 meeting.

Under this plan, the Company will recognize aggregate compensation expense of $910,000. One-fourth of this amount will be recognized upon adoption, during the second quarter of fiscal year 2000. The balance will be amortized ratably over the remainder of the vesting period.


Note 7        Commitments and Contingencies

In connection with the sale of its United Kingdom subsidiary, the Company has indemnified the purchaser for certain contingencies primarily relating to real estate matters associated with store leases and working capital adjustments. In addition, the Company remains contingently liable as guarantor of certain leases of InterTAN U.K. Limited. At the time of the sale the lease obligation assumed by the purchaser and guaranteed by the Company was approximately $32,000,000 and the average remaining life of such leases was approximately 6 years. If the purchaser were to default on the lease obligations, management believes the Company could reduce the exposure through assignment, subletting and other means. The Company has obtained an indemnity from the purchaser for approximately $13,000,000 which is management's best estimate of the Company's potential exposure under these guarantees. The amount of this indemnity declines over time as the Company's risk diminishes. Apart from this matter and the issues discussed in Note 4, there are no material pending proceedings or claims, other than routine matters incidental to the Company's business, to which the Company or any of its subsidiaries is a party, or to which any of its property is subject.


Note 8        Segment Reporting

The Company is managed along geographic lines. All references in these notes to "Canada", "Australia", "United Kingdom" and "Corporate Headquarters" refer to the Company's reportable segments, unless otherwise noted. The Company's United Kingdom subsidiary was sold in the third quarter of fiscal year 1999. Transactions between segments are not common and are not material to the segment information. The table below summarizes net sales and operating revenues, operating income (loss) and identifiable assets for the Company's segments. Consolidated operating income (loss) is reconciled to the Company's income
(loss) before income taxes (in thousands):

                      Net Sales and Operating Revenues and
                       Operating Income (Loss by Segment:

                                               Three months ended
                                                   September 30
                                                 1999          1998
                                               ----------------------
Net sales and operating revenues
   Canada                                      $ 79,622      $ 65,922
   Australia                                     28,381        22,497
   United Kingdom                                     - (1)    33,425
                                               --------      --------
                                               $108,003      $121,844
                                               ========      ========

Operating income (loss)
   Canada                                      $  7,604      $  6,301
   Australia                                      1,292         1,004
   United Kingdom                                     - (1)    (2,404)
                                               --------      --------
                                                  8,896         4,901
   Corporate Headquarters                        (1,116)       (1,491)
                                               --------      --------
Operating income                                  7,780         3,410
Foreign currency transaction (gains) losses          51          (412)
Interest income                                    (484)         (286)
Interest expense                                    139         1,399
                                               --------      --------
Income before income taxes                     $  8,074      $  2,709
                                               ========      ========

                         Identifiable assets by Segment

                                             September 30    June 30    Septenber 30
                                                1999          1999         1998
                                             ------------    -------    ------------
Canada                                         $137,313      $136,703     $112,043
Australia                                        53,068        53,787       44,650
United Kingdom                                        - (1)         - (1)   71,163
Corporate assets                                  9,255         7,825        2,158
                                               --------      --------     --------
                                               $199,636      $198,315     $230,014
                                               ========      ========     ========


(1) The Company's United Kingdom subsidiary was sold during the third quarter of fiscal year 1999.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

InterTAN is engaged in the sale of consumer electronics products primarily through company-operated retail stores and dealer outlets in Canada and Australia. The Company's retail operations are conducted through two wholly-owned subsidiaries: InterTAN Australia Ltd., which operates in Australia under the trade names "Tandy" and "Tandy Electronics"; and InterTAN Canada Ltd., which operates in Canada under the trade name "RadioShack". The Company previously also had retail and dealer outlets in the United Kingdom. These operations were conducted through a wholly-owned subsidiary, InterTAN U.K. Limited, which operated under the "Tandy" name. Effective January, 1999, the Company's subsidiary in the United Kingdom was sold. All of these trade names are used under license from Tandy Corporation ("Tandy"). In addition, the Company has entered into an agreement in Canada with Rogers Cantel Inc. ("Cantel") to operate telecommunications stores ("Cantel stores") on its behalf. At September 30, 1999, 45 Cantel stores were in operation.

As indicated above, in January 1999, the Company sold its United Kingdom subsidiary. The table below, reflects the results of the Company's operations for the three months ended September 30, 1999 compared with the reported results of operations for the same period a year ago as well as those same results of operations, adjusted to remove the results of the United Kingdom subsidiary:

InterTAN, Inc.
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(In thousands)

                                                           -------------------------------------------------
                                                                1999                     1998
                                                                           ---------------------------------
                                                                           As Reported      As Adjusted
                                                           -------------------------------------------------
Net sales and operating revenues.........................    $   108,003     $   121,844      $    88,419
Other income.............................................             95              79               64
                                                           --------------- ---------------- ----------------
                                                                 108,098         121,923           88,483
                                                           --------------- ---------------- ----------------

Operating costs and expenses:
   Cost of products sold.................................         63,740          68,876           49,576
   Selling, general and administrative
        expenses.........................................         35,207          47,847           31,694
   Depreciation and amortization.........................          1,371           1,790            1,399
                                                           --------------- ---------------- ----------------
                                                                 100,318         118,513           82,669
                                                           --------------- ---------------- ----------------

Operating income.........................................          7,780           3,410            5,814

   Foreign currency transaction (gains) losses...........             51            (412)            (381)
   Interest income.......................................           (484)           (286)            (243)
   Interest expense......................................            139           1,399            1,076
                                                           --------------- ---------------- ----------------

Income before income taxes...............................          8,074           2,709            5,362
Provision for income taxes...............................          3,687           3,004            3,004
                                                           --------------- ---------------- ----------------

Net income (loss)........................................    $     4,387     $      (295)     $     2,358
                                                           =============== ================ ================

Basic net income (loss) per average common share.........    $         0.22  $    (0.02)      $     0.19

Diluted net income (loss) per average common share.......    $         0.21  $    (0.02)      $     0.17

Foreign Exchange Effects

Profit and loss accounts, including sales, are translated from local currency values to U.S. dollars at monthly average exchange rates. During the first quarter of fiscal year 2000, the U.S. dollar was weaker against the Canadian and Australian dollars relative to the comparable values during the first quarter of the prior year. As a result, the same local currency amounts translate into more U.S. dollars as compared with the prior year. For example, if local currency sales in Australia in the first quarter of fiscal year 2000 were the same as those in the first quarter of the prior year, the fiscal year 1999 income statement would reflect an 8.5% increase in sales when reported in U.S. dollars.

The following table outlines, for the three-month period ending September 30, 1999, the percentage change in the weighted average exchange rates of the currencies of Canada and Australia as compared to the same three-month period in the prior year:

                  -----------------------------------

                  Canada                        2.1%

                  Australia                     8.5%

                  -----------------------------------

Sales Outlets

The geographic distribution of the Company's sales outlets is summarized in the following table:

                                 Sept 30           June 30           March 31             Dec 31           Sept 30
                                  1999              1999               1999                1998             1998
Canada
  Company-operated                     450  (1)          450  (1)            449  (1)          452  (1)          451  (1)
  Dealer                               338               330                 332               332               331

 ..........................................................................................................................
                                       788               780                 781               784               782
--------------------------------------------------------------------------------------------------------------------------

Australia
  Company-operated                     222               222                 225               222               217
  Dealer                               124               124                 126               125               126

 ..........................................................................................................................
                                       346               346                 351               347               343
--------------------------------------------------------------------------------------------------------------------------

United Kingdom (2)
  Company-operated                       -                 -                   -               269               270
  Dealer                                 -                 -                   -               108               107

 ..........................................................................................................................
                                         -                 -                   -               377               377
--------------------------------------------------------------------------------------------------------------------------

Total
  Company-operated                     672               672                 674               943               938
  Dealer                               462               454                 458               565               564

 ..........................................................................................................................
                                     1,134             1,126               1,132             1,508             1,502
--------------------------------------------------------------------------------------------------------------------------

(1)  At September 30, 1999, June 30, 1999, March 31, 1999, December 31, 1998
     and September 30, 1998, the Company operated 45,45, 45, 46 and 53 stores, respectively, on behalf of Cantel. Also at the same dates the company operated 1,1,7,7, and 6 store-in-store formats in certain locations of the Hudson's Bay Company. Since all of these locations are not company-owned, they are not included in the above table.
(2) The Company's subsidiary in the United Kingdom was sold during the three-month period ended March 31, 1999.

Net Sales and Operating Revenues

While net sales and operating revenues ("sales") declined in U.S. dollars during the first three months of fiscal year 2000 by $13,841,000 over the same period a year ago, this reduction was more than attributable to the sale of the Company's former subsidiary in the United Kingdom. When the sales of that entity are removed from the prior-year period, the combined sales of the Canadian and Australian segments showed an increase of $19,584,000 or 22.1%. This sales comparison was significantly affected by foreign currency fluctuations. The increase, measured at the same exchange rates, was 17.8%.

The table which follows shows, by geographic segment, the percentage changes in net sales for the quarter ended September 30, 1999, compared to the corresponding period in the prior year. Changes are presented in both U.S. dollars and local currencies to show the effects of exchange rate fluctuations. The change in comparative - stores sales, measured at the same exchange rates, is also shown:

Net Sales
---------
                        Percentage Increase (Decrease)
                        ------------------------------

                                      Three months ended
                                       September 30, 1999
                                 Local                          Comparative
                               Currency           U.S.$              Store

Canada                          18.3%           20.8%                 17.0%
Australia                       16.3%           26.2%                 12.6%
                                -------------------------------------------
Combined                        17.8%           22.1%                 15.7%
                                ===========================================

Consolidated, including
  The United Kingdom           (12.9)%         (11.4)%               15.7 %
                                ===========================================

As has been the case for several quarters, consumers continue to demand products displaying the latest in technological advances, and, in particular, digital products. Reflecting this demand, sales of cellular products were very strong in both countries, as were sales of computers and related accessories. In Canada, the direct-to-home satellite market continues to provide significant revenue growth as the Company's stores have become a destination of choice for those products. At the same time, the strong sales performance in both Canada and Australia was broadly-based, with sales increases experienced in a wide range of categories including parts and accessories, audio/video, personal electronics, batteries and telephones.

A number of initiatives were announced during the quarter which management believes will have a positive impact on future sales growth. In Canada, the store-in-store display of Panasonic products is being expanded from 20 to 200 stores in time for the 1999 holiday season. The Company will also open new concept stores in Canada, featuring a larger footprint than the Company's traditional stores and a broader and deeper product assortment. About 10-12 of the Company's other stores will be remodeled to this new format in time for the holiday season. The Company has also announced alliances with Canada's major cable TV providers to offer access to high speed cable modem Internet access in the Company's stores. The Company also launched its Canadian e-commerce site, www.radioshack.ca, during the first quarter. In Australia, alliances have been concluded with Sony, Kodak and Panasonic. Under these alliances, the Company will feature a significant product assortment highlighted by enhanced graphical store-in-store representation for those key brands. The Company has also announced a relationship with Telstra, a major provider of high speed Internet service in Australia, to make access to its service available in the Company's stores. The Company also introduced its latest generation of prototypical store in Australia during the first quarter and will be testing a new store concept similar to that introduced in Canada.

Gross Profit

Gross profit for the first quarter of fiscal year 2000 declined by $8,706,000 from the same quarter last year. This reduction was more than attributable to the sale of the United Kingdom subsidiary. The Canadian and Australian segments combined to produce an increase in gross profit, measured in U.S. dollars, of 14.0%. Measured at the same exchange rates, gross profit increased by 9.8%.

The following analysis summarizes the components of the change in gross profit from the comparable prior year quarter (in thousands):

-----------------------------------------------------------------------------------------------
Higher sales in Canada and Australia                                  $        7,168
Lower gross margin percentage in Canada and Australia                        ( 3,209)
Foreign currency rate effects                                                  1,462

 ...............................................................................................
                                                                               5,421
Effect of sale of United Kingdom subsidiary                                  (14,126)

 ...............................................................................................

Reduction in gross profit                                             $       (8,705)
-----------------------------------------------------------------------------------------------

The following table illustrates gross profit as a percentage of sales, by segment area:

                                            Three months ended
                                               September 30
                                           1999               1998
                                           ----               ----

         Canada                            40.6%               43.4%
         Australia                         42.2%               45.6%

                                      --------------------------------
         Combined                          41.0%               43.9%

         United Kingdom                        -  (1)          42.3%
                                      --------------------------------

         Consolidated                       41.0%               43.5%

                                      ================================

(1) The Company's United Kingdom subsidiary was sold during the third quarter of fiscal year 1999.

While sales of products such as cellular and computers and, in Canada, direct-to-home satellite were particularly strong during the first quarter, these products carry margins that are below the

Company's average. Consequently a change in the sales mix towards these classes of product will place downward pressure on margins. These products made up 29% of total sales during the quarter, well up from 24% in the same quarter a year ago. In addition, an orderly transition toward the Canadian national brand/private label mix is underway in Australia, putting pressure on margins as certain private label product is cleared. Management expects all of these factors to continue and, therefore, expects margins will continue to come under pressure, at least for the next two quarters. Management also expects the impact in the second quarter to be smaller since it will be partially offset by the benefits of the sale of higher margin gift items, including toys. In addition, "after activation compensation", including residuals and sales-based volume rebates, are important contributors to help offset some of the gross margin decline.

Selling, General and Administrative Expenses

The following table provides a breakdown of selling, general and administrative expense ("SG&A") by major category (in thousands):

SG&A Expense by Category

                                                     Three months ended
                                                          September 30
                                            1999                             1998
                                       Dollars      % of Sales       Dollars     % of Sales
-----------------------------------------------------------------------------------------------
Payroll                            $       15,620       14.5      $    20,084       16.5
Advertising                                 4,310        4.0            5,031        4.1
Rent                                        6,177        5.7            9,508        7.8
Taxes (other than income taxes)             2,284        2.1            3,983        3.3
Telephone and utilities                     1,071        1.0            1,533        1.3
Other                                       5,745        5.3            7,708        6.3
 ..............................................................................................
                                   $       35,207       32.6      $    47,847       39.3
----------------------------------------------------------------------------------------------

The reduction in SG&A expense in U.S. dollars during first quarter of fiscal year 2000 is more than explained by the sale of the United Kingdom subsidiary, which had the effect of reducing SG&A expense by $16,153,000. SG&A expense in U.S. dollars in Canada, Australia and at Corporate Headquarters increased by $3,513,000. This comparison is influenced by the effect of stronger currencies in both Canada and Australia. Measured at the same exchange rates, SG&A expense in these three segments increased by $2,322,000 or 7.1%. This compares to combined increases of 22.1% and 9.8% in sales and gross profit, respectively, in Canada and Australia, all measured at the same exchange rates.

The following is a breakdown of the same-exchange-rate increase in SG&A expense in Canada, Australia and the Corporate Headquarters during the first quarter of fiscal year 2000 over the same quarter in the prior year (in thousands):

Payroll                            $        1,315
Advertising                                   365
Rent                                          379
Taxes (other than income taxes)               194
Telephone and utilities                        68
Other                                         367
                                   --------------
                                   $        2,688
Corporate expenses                           (366)
                                   --------------
                                   $        2,322
                                   ==============

Payroll increased in both Canada and Australia in support of higher sales. However, as a percentage of sales the increase in payroll was less than the increase in gross profit dollars. While gross spending on advertising in both Canada and Australia increased, the rate of increase was significantly less than the rate of increase in sales. The gross advertising spend in both countries was substantially higher than indicated, as significantly more vendor support was negotiated in both countries than in the same period last year. Rent increased in both Canada and Australia, both as a consequence of new store openings/relocations and regular rent reviews. Corporate expenses declined primarily as a result of costs associated with senior management transition a year ago.

The reduction in SG&A expense as a percentage of sales during the first quarter of fiscal year 2000 was due to the rate of sales growth as well as the sale of the Company's United Kingdom subsidiary. The following table illustrates SG&A as a percentage of sales, by geographic segment area:

                                                             Three months ended
                                                                September 30
                                                        1999                   1998
                                                        ----                   ----
        Canada                                          29.8%                  32.2%
        Australia                                       36.7%                  40.2%

                                                  -----------------     -------------------
        Combined (including corporate expenses)         32.6%                  35.8%

        United Kingdom                                     -                   48.3%

                                                  =================     ===================
                                                        32.6%                  39.3%
                                                  =================     ===================

Foreign Currency Transaction Gains / Losses

Foreign currency transaction losses were $51,000 during the first quarter of fiscal year 2000 compared with gains of $412,000 for the comparable quarter last year.

Interest income and expense

Interest income increased during the three months ended September 30, 1999 by $198,000 over the same quarter last year, reflecting the Company's stronger cash position. During the same two periods, interest expense declined by $1,260,000. Interest expense during the current quarter consisted entirely of amortization of loan origination fees and standby charges, as the Company had no borrowings during the quarter. This reduction in interest expense over the prior-year quarter was attributable to the conversion of the Company's 9% subordinated convertible debentures (the "Debentures") during the fourth quarter of fiscal year 1999. The sale of the United Kingdom subsidiary was also a factor as it continuously required cash infusions to fund its operations. For the same reasons, management expects that reductions in interest expense will continue over at least the next two quarters.

Provision for Income Taxes

The provision for income taxes increased during the first quarter of fiscal year 2000 by $683,000 over the same period a year ago, reflecting higher profits in both the Canadian and Australian subsidiaries. When the loss of the United Kingdom subsidiary is removed from the prior-period base, an effective tax rate of 56% is indicated, compared with approximately 45.7% in the current quarter. This reduction results from the elimination of interest on the Debentures, for which no tax benefit was recognized.

                               Financial Condition
                               -------------------

Most balance sheet accounts are translated from their values in local currency to U.S. dollars at the respective month end rates. The table below outlines the percentage change, to September 30, 1999, in exchange rates as measured against the U.S. dollar:

                      Foreign Exchange Rate Fluctuations
                      ----------------------------------

                             % Increase               % Increase (Decrease)
                      from September 30, 1998           from June 30, 1999
                      -----------------------           ------------------

Canada                        4.4                           0.3
Australia                     9.9                          (2.3)

Inventories

The reduction in inventories at September 30, 1999 from September 30, 1998 is more than attributable to the sale of the United Kingdom subsidiary. During the same period, measured at the same exchange rates, inventories in Canada and Australia increased by approximately 6%, significantly less than the quarter-on-quarter increase in sales. The increase in inventories from June 30, 1999 to September 30, 1999 is due in part to the seasonal build-up of inventories, as the Company prepares for higher sales during the Christmas period, including the effects of an expanded product assortment.

Accounts Receivable

The increase in accounts receivable at September 30, 1999 over September 30, 1998 is primarily attributable to increases in sales generally and, in particular, sales of cellular, direct-to-home satellite and similar products involving activation income from vendors. The effects of these increases were partially offset by the impact of the sale of the United Kingdom subsidiary. The increase from June 30, 1999 results from higher sales and the granting of extended credit terms to dealers to finance purchases for the Christmas selling season.

Income Taxes Payable

The increase in income taxes payable from September 30, 1998 to September 30, 1999 results from increased profits in both the Canadian and Australian subsidiaries, as well as a special provision recorded during the third quarter of fiscal year 1999 relating to the settlement of a dispute with the Canadian tax authorities regarding the 1990 to 1993 taxation years. While the amount in dispute has been agreed, the Company has not yet been reassessed and, accordingly, this amount has not been paid. Management estimates that payment relating to these issues, approximately $14,000,000 will be made in the second and third quarters.

The Company's remaining dispute with the Canadian tax authorities relates to the 1987 to 1989 taxation years. See Note 4 to the Company's Consolidated Financial Statements, which is incorporated herein by reference. The Company believes it has meritorious arguments in support of its position on the underlying issues relating to this matter and, accordingly, no additional provision has been recorded, pending the outcome of the appeal process. Depending on the ultimate outcome of this matter, the Company could have an additional liability of $0 to $11,700,000. It is not possible for management to make any reasonable determination of when any of these issues will ultimately be resolved. An audit of the Company's Canadian subsidiary's income tax returns by Revenue Canada for the 1994 to 1996 taxation years is in process.

An audit of the Company's United States income tax returns by the Internal Revenue Service (the "IRS") is also in process. This audit is nearing completion and the Company anticipates hearing from the IRS in the near future regarding any issues or concerns resulting from the audit.

                         Liquidity and Capital Resources
                         -------------------------------

Cash flows from operating activities during the three-month period ended September 30, 1999 consumed $19,451,000 in cash, compared with $21,515,000 in cash during the comparable quarter last year. The seasonal build up of accounts receivable consumed $7,320,000 in cash compared with $4,703,000 in the first quarter of fiscal year 1999, resulting from higher sales in Canada and Australia. Higher inventory levels in Canada and Australia in response to higher sales and in anticipation of the Christmas selling season consumed $14,480,000 and $20,173,000 in cash during the three-month periods ended September 30, 1999 and 1998, respectively. The increase in the prior year was higher as a result of the build-up of inventories in the United Kingdom subsidiary. The increases in inventory levels were partially offset by increases in the level of accounts payable of $5,644,000 and $7,918,000 during the first quarters of fiscal years 2000 and 1999, respectively. Reductions in the level of income taxes payable consumed $8,024,000 during the three-month period ended September 30, 1999 compared with $3,634,000 during the comparable prior year quarter. In each period the payment of the final balance of Canadian tax for the prior year as well as Canadian and Australian tax instalments for the current year exceeded the current year's provision for tax.

Cash flow from investing activities consumed $2,050,000 and $1,401,000 in cash during the three months ended September 30, 1999, and 1998 respectively, as the effects of routine additions to property and equipment were partially offset by the proceeds from the sale of property and equipment and from other investing activities.

During the three-month period ended September 30, 1999, cash flow from financing activities in the form of proceeds from the issuance of stock to employee plans and from the exercise of stock options, in the aggregate generated $795,000 in cash. In the comparable prior-year quarter, financing activities generated $7,857,000 in cash, primarily attributable to short-term borrowings to finance the operations of the United Kingdom subsidiary.

The Company's principal sources of liquidity during fiscal year 2000 will be its cash and short-term investments, its cash flow from operations and its banking facilities.

In December, 1997, the Company entered into a three-year revolving credit facility with a syndicate of three lenders (the "Syndicated Loan Agreement") in an amount not to exceed $75,000,000 in the aggregate. With the sale of InterTAN U.K. Limited in January, 1999, the facility has been reduced to $50,000,000. The amount of credit actually available at any particular time is dependent on a variety of factors, including the level of eligible inventories and accounts receivable of InterTAN Canada Ltd. (the "Borrower"). The amount of available credit is then reduced by the amount of trade accounts payable of the Borrower then outstanding as well as certain other reserves. In November, 1999, the Syndicated Loan Agreement was amended as follows: the facility is now denominated in Canadian dollars in an amount not to exceed C$67,000,000 (approximately $45,640,000 at September 30, 1999 rates of exchange); borrowings under the Syndicated Loan Agreement by InterTAN Canada Ltd. may now be directed to InterTAN, Inc.; the interest rate under the facility has been changed to Canadian prime, London Inter Bank Offered Rate plus 1.5% or Bankers Acceptance Rate plus 1.5% as elected by the Company at the time of borrowing; and, subject to certain financial covenants, the payment of dividends is now permitted.

The Syndicated Loan Agreement is used primarily to provide letters of credit in support of purchase orders and, from time to time, to finance inventory purchases. At September 30, 1999, there were no borrowings against the Syndicated Loan Agreement and $546,000 was committed in support of letters of credit. There was $45,301,000 of credit available for use at September 30, 1999. The Company's Merchandise Agreement with Tandy permits the Company to support purchase orders with a surety bond or bonds as well as letters of credit. The Company has entered into an agreement with a major insurer to provide surety bond coverage (the "Bond") in an amount not to exceed $18,000,000. Use of the Bond gives the Company greater flexibility in placing orders with Far Eastern suppliers by releasing a portion of the credit available under the Syndicated Loan Agreement for other purposes.

The Company's Australian subsidiaries, InterTAN Australia Ltd. and Technotron Sales Corp. Pty, Ltd., have entered into a credit agreement with an Australian bank (the "Australian Facility"). This agreement established a credit facility in the amount of A$12,000,000 ($7,825,000 at September 30, 1999 exchange rates). The Australian Facility has no fixed term and may be terminated at any time upon five days prior written notice by the lender. All or any part of the facility may be used to provide letters of credit in support of purchase orders. A maximum amount of A$5,000,000 ($3,260,000 at September 30, 1999 exchange rates) may be used in support of short-term borrowings. At September 30, 1999, there were no borrowings outstanding against the Australian Facility, nor was any amount committed in support of letters of credit.

The Company's primary uses of liquidity during fiscal year 2000 will include the funding of capital expenditures, the build-up of inventories for the 1999 Christmas selling season and payments in settlement of tax reassessments. The Company anticipates that capital additions during the remainder of fiscal year 2000 will approximate $9,000,000, mainly related to store expansion, remodeling and upgrading. Management does not believe that any short-term borrowings will be needed to finance the seasonal build-up of inventories. In addition, management expects to receive additional reassessments of approximately $14,000,000 during fiscal year 2000 relating to the settlement of its dispute with Revenue Canada in respect of the 1990-1993 taxation years. See "Income Taxes".

Management believes that the Company's cash and short-term investments on hand and its cash flow from operations combined with the Syndicated Loan Agreement, the Australian Facility and the Bond will provide the Company with sufficient liquidity to meet its planned requirements through fiscal year 2000, including the tax reassessments relating to the 1990-1993 taxation years.

                               Year 2000 Issues
                               ----------------

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

In Canada, necessary modifications and testing have been done to substantially all critical systems except for certain upgrading of the payroll system. Testing of a new payroll system is scheduled to be completed by November 30, 1999 and a representative of the software supplier will be on site for processing the first payroll in year 2000.

In Australia, the Company is in the process of implementing a fully integrated, enterprise-wide retail solution supplied by an outside vendor to replace its existing back-end inventory and accounting systems. This new system is certified as being Year 2000 compliant. However, since determining that this system will not be completed by calendar year-end, the Company is simultaneously remediating existing systems to ensure year 2000 compliance. It is anticipated that remediation and testing of this system will be completed by November 15, 1999. After this project has been completed, full attention will resume on the enterprise-wide solution. All other critical systems in Australia have been modified and tested.

The Company's current projection is that Year 2000 compliance costs will not exceed $1,500,000.

In the most reasonably likely worst case scenario, the Company's store operating and back-end inventory management systems could fail. The consequence of such failure could include the inability to electronically record sales transactions in the Company's stores and a breakdown in the supply chain. This would necessitate reverting to a number of manual systems for recording sales, ordering product and replenishing the Company's stores. Such an occurrence would likely result in a loss of revenue; it is not possible to quantify the possible range of such loss. A formal contingency plan to deal with this scenario, which relies heavily on processing transactions manually, was completed in October, 1999.

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

The Company's warehouse and distribution systems are centralized in a single location in both Canada and Australia. In a most reasonably likely worst case scenario, service from one or both of these locations could be disrupted, caused by a number of factors beyond the Company's control including, for example, the failure of local power suppliers to supply electricity. Such a disruption could result in out-of-stock situations of varying severity at some or all of the Company's retail locations. While the Company believes it routinely maintains inventories in its stores at a level sufficient to meet any short-term supply disruption, a formal contingency plan to deal with this risk was completed in October, 1999. The primary focus of this plan is to ensure that the stores have an adequate supply of inventory to support January sales. Items featured in the Company's January promotions as well as additional supplies of top moving items, including batteries, will be shipped to the stores early, to ensure they are on hand by December 31. It is not practical for management to reasonably estimate the range of financial loss, if any, which could result from a disruption in the supply of product to the Company's stores.

The Company has reviewed its obligations, if any, arising from the sale of warranted product which proves not to be Year 2000 compliant in one or more aspects. While it is not possible at this time to reasonably estimate the range of loss, if any, which could arise from such obligation, management does not believe that issues involving non-compliant warranted product will be material. Such issues, if any, will be dealt with on an individual basis.

Management is closely monitoring the Company's advancement towards final Year 2000 preparations and reports on such progress regularly to the Company's Board of Directors. Contingency plans are in place to address the possible failure of critical systems as well as many other systems which, although not critical, nevertheless play an important role in the Company's day to day business. In developing these plans, an attempt was made to balance potential risk against contingent remedial cost. Although there can be no assurance that the Company will be able to complete all of the remediation necessary, critical or otherwise, within the required time frame, or that the Company will be able to identify all Year 2000 issues before potential problems manifest themselves, in management's opinion, the Company is taking adequate action to address Year 2000 issues and does not expect the financial impact of the Year 2000 issue to be material to the Company's consolidated financial position, results of operations or cash flows.

PART II - OTHER INFORMATION


ITEM 1   LEGAL PROCEEDINGS

         The various matters discussed in Notes 4 and 7 to the Company's Consolidated Financial Statements on page 8 and 9 of this Form 10-Q are incorporated herein by reference.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were put to a vote of the Company's stockholders during the three-month period ended September 30, 1999.

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

              4(c) Rights Agreement between InterTAN, Inc. and Bank Boston, NA (filed as Exhibit 4 to the company's Form 8-A filed on September 17, 1999 and incorporated herein by reference)

              *27        Article 5, Financial Data Schedule.

---------------------
*  Filed herewith

       b) Reports on Form 8-K:
                  A report on Form 8-K was filed on September 17, 1999 to report that on September 8, 1999 the Board of Directors authorized and declared a dividend of one Right per common share payable on September 20, to the shareholders of record on that date. See "Exhibit 4(c) to this Quarterly Report on Form 10-Q.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  InterTAN, Inc.
                                                   (Registrant)




Date:  November 12, 1999                  By: /S/James G. Gingerich
                                              ------------------------------
                                              James G. Gingerich
                                              Executive Vice-President and
                                              Chief Financial Officer
                                              (Authorized Officer)




                                          By: /S/Douglas C. Saunders
                                              ------------------------------
                                              Douglas C. Saunders
                                              Vice President and Corporate
                                              Controller (Principal Accounting
                                              Officer)

                               Index to Exhibits
                           InterTAN, Inc. Form 10-Q

Exhibit No.                               Description
-----------                               -----------

3(a) Restated Certificate of Incorporation (Filed as Exhibit 3(a) to InterTAN's Registration Statement on Form 10 and incorporated herein by reference).

3(a)(i) Certificate of Amendment of Restated Certificate of Incorporation (Filed as Exhibit 3(a)(i) to InterTAN's Annual Report on Form 10K for fiscal year ended June 30, 1995 and incorporated herein by reference).

3(a)(ii) Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (Filed as
                     Exhibit 3(a)(i) to InterTAN's Registration Statement on Form 10 and incorporated herein by reference).

3(b) Bylaws (Filed as Exhibit 3(b) to InterTAN's Registration Statement on Form 10 and incorporated herein by reference).

3(b)(i)              Amendments to Bylaws through August 3, 1990 (Filed as
                     Exhibit 3(b)(i) to InterTAN's Annual Report on Form 10K for fiscal year ended June 30, 1990 and incorporated herein by reference).

3(b)(ii) Amendments to Bylaws through May 15, 1995 (Filed as Exhibit 3(b)(ii) to InterTAN's Annual Report on Form 10K for fiscal year ended June 30, 1995 and incorporated herein by reference).

3(b)(iii)            Amended and Restated Bylaws (Filed as Exhibit 3(b)(iii) to
                     InterTAN's Annual Report on Form 10K for fiscal year ended
                     June 30, 1996 and incorporated herein by reference).

4(a) Articles Fifth and Tenth of the Restated Certificate of Incorporation (included in Exhibit 3(a))

4(b) Amended and Restated Rights Agreement between InterTAN, Inc. and The First National Bank of Boston (Filed as
                     Exhibit 4(b) to InterTAN's Report on Form 8-K dated September 25, 1989 and incorporated herein by reference).

4(c) Rights Agreement between InterTAN, Inc. and Bank Boston, NA (filed as Exhibit 4 to the company's Form 8-A filed on September 17, 1999 and incorporated herein by reference)

*27                  Article 5, Financial Data Schedule.



*Filed herewith