Form 10-Q
period 1999-12-31
INTERTAN INC
filed 2000-02-11
CIK 803227

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            Washington, D.C. 20549
                                   FORM 10-Q

--------------------------------------------------------------------------------

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1999 or
                                                     -----------------

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from    to

Commission file number 1-10062
                       -------


                              InterTAN, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Delaware                                     75-2130875
----------------------------------            ----------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)



      3300 Highway #7,Suite 904
       Concord, Ontario Canada                               L4K 4M3
----------------------------------            ----------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:        (905) 760-9701
                                                       ----------------------


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

At January 31, 2000, 30,358,739 shares of the registrant's common stock, par value $1.00 per share, were outstanding.

                               TABLE OF CONTENTS

                                     PART I


                                                              Page

Introductory note regarding forward-looking information          3

ITEM 1 - Financial Statements and Supplementary Data

          Consolidated Statements of Operations                  4

          Consolidated Balance Sheets                            5

          Consolidated Statements of Cash Flows                  6

          Notes to Consolidated Financial Statements             7

ITEM 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                  13


                                    PART II


ITEM 1 - Legal Proceedings                                      25

ITEM 4 - Submission of Matters to a Vote of Security Holders    25

ITEM 6 - Exhibits and Reports on Form 8-K                       25


                                     OTHER

Signatures                                                      28

INTRODUCTORY NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain matters discussed herein, including comments about the growth in gross profit dollars and after sale compensation, the transition toward nationally branded product, the roll out of new concept stores and other strategic initiatives, the level of corporate expenses, and the introduction of new products are forward-looking statements about the business, financial condition and prospects of InterTAN, Inc. (the "Company" or "InterTAN"). The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, but not limited to, international economic conditions, interest and foreign exchange rate fluctuations, various tax issues, including possible reassessments, changes in product demand, competitive products and pricing, availability of products, developing and maintaining alliances with strategic vendors, inventory risks due to shifts in market conditions, dependence on manufacturers' product development, the regulatory and trade environment, real estate market fluctuations and the availability of suitable store locations, certain aspects of Year 2000 compliance and other risks indicated in the Company's previous filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

ITEM 1 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated  Statements  Of  Operations (Unaudited)
InterTAN, Inc.
--------------------------------------------------------------------------------
(In thousands, except per share data)

                                                     Three months ended                        Six months ended
                                                        December 31                              December 31
                                           -----------------------------------      -----------------------------------

                                                  1999                1998                 1999                1998
                                           ---------------     ---------------      ---------------     ---------------

Net sales and operating revenues...........       $169,167            $198,379             $277,170            $320,223
Other income...............................             54                  50                  149                 129
                                           ---------------     ---------------      ---------------     ---------------
                                                   169,221             198,429              277,319             320,352
                                           ---------------     ---------------      ---------------     ---------------

Operating costs and expenses:
   Cost of products sold...................         98,983             112,633              162,723             181,509
   Selling, general and administrative
     expenses..............................         46,348              60,307               81,555             108,154
   Depreciation and amortization...........          1,520               1,830                2,891               3,620
   Initial costs of disposition of
     United Kingdom subsidiary.............              -                 376                    -                 376
                                           ---------------     ---------------      ---------------     ---------------
                                                   146,851             175,146              247,169             293,659
                                           ---------------     ---------------      ---------------     ---------------

Operating income...........................         22,370              23,283               30,150              26,693

Foreign currency transaction
     (gains) losses........................            114                 (43)                 165                (455)
Interest income............................           (328)               (253)                (813)               (538)
Interest expense...........................            145               1,886                  285               3,284
                                           ---------------     ---------------      ---------------     ---------------

Income before income taxes.................         22,439              21,693               30,513              24,402
Provision for income taxes.................         10,079               7,929               13,766              10,933
                                           ---------------     ---------------      ---------------     ---------------

Net income.................................       $ 12,360            $ 13,764             $ 16,747            $ 13,469
                                           ===============     ===============      ===============     ===============

Basic net income per
     average common share..................          $0.41               $0.72                $0.56               $0.71

Diluted net income per
     average common share..................          $0.39               $0.51                $0.54               $0.53

Average common shares outstanding..........         30,107              19,124               29,982              18,954

Average common shares outstanding
     assuming dilution.....................         31,317              29,192               31,169              29,055


The accompanying notes are an integral part of these consolidated financial statements

Consolidated Balance Sheets (Unaudited)
InterTAN, Inc.

----------------------------------------------------------------------------------------------------------------------
(In thousands, except share data)

                                                                December 31        June 30        December 31
                                                                   1999              1999             1998
                                                             -----------------------------------------------------
Assets
Current Assets:
    Cash and short-term investments                          $        69,323    $      47,403  $      48,817
    Accounts receivable, less allowance for doubtful
         accounts                                                     21,484            9,841         16,370
    Inventories                                                      125,511          111,934        158,779
    Other current assets                                               3,590            3,567          8,426
    Deferred income taxes                                              1,253            1,247            365
                                                             ---------------------------------------------------
        Total current assets                                         221,161          173,992        232,757
Property and equipment, less accumulated
     depreciation and amortization
                                                                      22,130           20,123         26,253
Other assets                                                             271              276            551
Deferred income taxes                                                  4,002            3,924              -
                                                             ---------------------------------------------------
Total Assets                                                 $       247,564    $     198,315  $     259,561
                                                             ===================================================

Liabilities and Stockholders' Equity
Current Liabilities:
    Short-term bank borrowings                               $             -    $          -   $      11,617
    Accounts payable                                                  35,376           15,883         33,987
    Accrued expenses                                                  27,596           17,369         40,838
    Income taxes payable                                              35,705           39,286         21,889
    Deferred service contract revenue - current portion                5,218            4,488          3,967
                                                             ---------------------------------------------------
         Total current liabilities                                   103,895           77,026        112,298

9% convertible subordinated debentures                                     -                -         36,894
Deferred service contract revenue - non-current
     portion                                                           4,861            4,008          3,625
Other liabilities                                                      6,881            6,521          7,088
                                                             ---------------------------------------------------
                                                                     115,637           87,555        159,905
                                                             ---------------------------------------------------

Stockholders' Equity:
    Preferred stock, no par value, 1,000,000 shares
         authorized, none issued or outstanding                            -               -              -
    Common stock, $1 par value, 40,000,000 shares
         authorized, 30,231,619, 29,782,803 and
         19,273,460 issued                                            30,231           29,783         19,274
    Additional paid-in capital                                       143,994          141,126        110,966
    Retained earnings (deficit)                                      (18,148)         (34,895)         3,221
    Accumulated other comprehensive loss                             (24,079)         (25,254)       (33,805)
    Common stock in treasury, at cost, 4,611,
       0 and 0 shares, respectively                                      (71)               -              -
                                                             -----------------------------------------------------
         Total stockholders' equity                                  131,927          110,760         99,656
                                                             -----------------------------------------------------
Commitments and contingent liabilities
       (see Notes 5 and 8)
Total Liabilities and Stockholders' Equity                   $       247,564    $     198,315   $    259,561
                                                             =====================================================
The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Cash Flows (Unaudited)

InterTAN, Inc.
------------------------------------------------------------------------------------------------------
(In thousands)                                                             Six months ended
                                                                              December 31
                                                                   -----------------------------------
                                                                       1999                 1998
                                                                   -----------------------------------
Cash flows from operating activities:
    Net income                                                     $    16,747         $    13,469
      Adjustments to reconcile net income to
      cash provided by operating activities:
        Depreciation and amortization                                    2,891               3,620
        Foreign currency transaction gains, unrealized                       -                (326)
        Other                                                            1,140               1,086

      Cash provided by (used in) current assets and liabilities:
        Accounts receivable                                            (11,216)             (8,133)
        Inventories                                                    (12,446)            (13,643)
        Other current assets                                              (173)             (2,257)
        Accounts payable                                                18,816              10,289
        Accrued expenses                                                11,343              10,688
        Income taxes payable                                            (4,188)              1,805
                                                                   -----------------------------------

        Net cash provided by operating activities                       22,914              16,598
                                                                   -----------------------------------

Cash flows from investing activities:
    Additions to property and equipment                                 (4,819)             (4,440)
    Proceeds from sales of property and equipment                           38                  73
    Other investing activities                                             410               1,373
                                                                   -----------------------------------

      Net cash used in investing activities                             (4,371)             (2,994)
                                                                   -----------------------------------

Cash flows from financing activities:
    Changes in short-term bank borrowings, net                               -               2,512
    Proceeds from issuance of common stock to
         employee plans                                                    942                 916
    Proceeds from exercise of stock options                              1,310                   -
                                                                   -----------------------------------
      Net cash provided by financing activities                          2,252               3,428
                                                                   -----------------------------------

Effect of exchange rate changes on cash                                  1,125              (1,026)
                                                                   -----------------------------------

Net increase in cash and short-term investments                         21,920              16,006
Cash and short-term investments, beginning of period                    47,403              32,811
                                                                   -----------------------------------

Cash and short-term investments, end of period                     $    69,323         $    48,817
                                                                   ===================================

  The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1  Basis of Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements", and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with accounting principles and practices (including consolidation practices) as reflected in InterTAN, Inc.'s ("InterTAN" or the "Company") Annual Report on Form 10-K for the fiscal year ended June 30, 1999, and, in the opinion of the Company, include all adjustments necessary for a fair presentation of the Company's financial position as of December 31, 1999 and 1998 and the results of its operations for the three and six months ended December 31, 1999 and 1998 and its cash flows for the six months ended December 31, 1999 and 1998. Such adjustments are of a normal and recurring nature. Operating results for the three and six months ended December 31, 1999 are not necessarily indicative of the results that can be expected for the fiscal year ended June 30, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

Note 2  Sale of United Kingdom Subsidiary

In January, 1999, the Company completed the sale of 100% of the stock of its United Kingdom subsidiary InterTAN U.K. Ltd., recognizing an aggregate loss of $35,088,000. InterTAN U.K. Ltd.'s results of operations through December 31, 1998 are included in the accompanying Consolidated Financial Statements.

Below is a summary of net sales and operating revenues, operating income and net income for the three and six months ended December 31, 1999 and 1998, respectively:

(In thousands)

                                   Three months ended                    Six months ended
                                      December 31                           December 31
                                1999               1998               1999               1998
                            ------------      --------------      -------------      ------------

Net sales and
 operating revenues         $  -                     $63,716      $  -                    $97,141


Operating income            $  -                     $ 5,393      $  -                    $ 2,989

Net income                  $  -                     $ 4,724      $  -                    $ 2,071

Note 3    Stock Split

On November 29, 1999, the Company's board of directors declared a three-for-two stock split of InterTAN's common stock for stockholders of record at the close of business on December 16, 1999, payable on January 13, 2000. This resulted in the issuance of 10,075,447 of common stock, including 1,537 shares held in treasury. A corresponding decrease of $10,075,447 was made to additional paid-in-capital. Payments aggregating approximately $45,000 were also made in satisfaction of 2,639 fractional shares. This amount was also charged to additional paid-in capital. All references made to the number of shares of common stock issued or outstanding, per share prices and basic and diluted net income per common share amounts in the consolidated financial statements and the accompanying notes have been adjusted to reflect the split on a retroactive basis. Previously awarded stock options, restrictive stock awards and certain other agreements payable in the Company's common stock have been adjusted or amended to reflect the split.

Note 4 Net Income per average Common Share

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

Basic and diluted net income per average common share and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is set out below:

(In thousands, except                                                      Three months ended
 for per
share data)
                                             December 31, 1999                                           December 31, 1998
                         -------------------------------------------------------    --------------------------------------------
                              Income               Shares            Per Share         Income         Shares         Per Share
                            (Numerator)         (Denominator)          Amount       (Numerator)    (Denominator)      Amount
                         --------------        --------------     --------------  -------------   --------------  --------------

Net Income                      $12,360                                                 $13,764
                         ==============                                           =============


Basic EPS
Income available to
  common stockholders           $12,360                30,107              $0.41        $13,764           19,124           $0.72
                                                                  ==============                                  ==============


Effect of Dilutive
 Securities
9% convertible debentures             -                     -                               978(1)        10,055
Stock options                         -                 1,210                                 -               13
                         --------------        --------------                     -------------   --------------

Diluted EPS
Income available to
 common
  stockholders including
  assumed conversions           $12,360                31,317              $0.39        $14,742           29,192           $0.51
                         ==============        ==============     ==============  =============   ==============  ==============


(In thousands, except                                                          Six months ended
 for per
share data)
                                             December 31, 1999                                              December 31, 1998
                         -------------------------------------------------------    ----------------------------------------------
                              Income          Shares        Per Share          Income                Shares      Per Share Amount
                            (Numerator)    (Denominator)      Amount        (Numerator)           (Denominator)
                         --------------   --------------  -------------   -------------       ----------------   ---------------

Net Income                      $16,747                                         $13,469
                         ==============                                   =============


Basic EPS
Income available to
  common stockholders           $16,747           29,982          $0.56         $13,469                 18,954             $0.71
                                                          =============                                          ===============


Effect of Dilutive
 Securities
9% convertible debentures             -                -                          1,863(1)              10,091(2)
Stock options                         -            1,187                              -                     10
                         --------------   --------------                  -------------       ----------------

Diluted EPS
Income available to
 common
  stockholders including
  assumed conversions           $16,747           31,169          $0.54         $15,332                 29,055(2)          $0.53(2)
                         ==============   ==============  =============   =============       ================   ===============

(1) The adjustments relating to the 9% convertible debentures include interest expense, and amortization of financing costs.

(2) The adjustment to the average number of shares outstanding for purposes of computing diluted net income per average common share and the computed diluted net income per average common share for the six-month period ended December 31, 1998 has been restated to correct an error in the share adjustment. The share adjustment (in thousands) as originally reported was 5,028. The diluted net income per average common share and the average common shares outstanding assuming dilution (in thousands) as originally reported for the six months ended December 31, 1998 were $0.64 and 23,988, respectively.

During the three and six-month periods ended December 31, 1998, the Company's potentially dilutive instruments included its 9% convertible subordinated debentures (the "Debentures"). Under the terms of their issuance, the Debentures were convertible into common stock at the rate of approximately Cdn $5.61 per share, equivalent to approximately 10,055,000 shares in the aggregate at December 31, 1998. During the fourth quarter of fiscal year 1999, the Company served notice of redemption on all remaining Debenture holders and all such Debenture holders exercised their right of conversion. Also, at December 31, 1999 and 1998, the Company's directors and employees held options to purchase 1,870,358 and 1,936,500 common shares, respectively, at prices ranging from $2.3333 to $14.75 and $2.3333 to $5.4583, respectively. During the three months ended December 31, 1999, all of such options were considered in calculating diluted EPS. However, based on the price of the Company's common stock at the time, only 30,000 of such options were considered in calculating diluted EPS for the three months ended December 31, 1998. The dilutive effect of these options in future periods will depend on the average price of the Company's common stock during such periods.

Note 5 Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income includes net income and the net change in foreign currency translation effects. The comprehensive income for the three months ended December 31, 1999 and 1998 was $14,030,000 and $14,210,000, respectively. For the six months ended December 31, 1999 and 1998, the comprehensive income was $17,922,000 and $11,878,000, respectively.

Note 6  Income Taxes

The provisions for domestic and foreign income taxes for the three-month periods ended December 31, 1999 and 1998 were $10,079,000 and $7,929,000, respectively. For the six-month period ended December 31, 1999, an income tax provision of $13,766,000 was recorded, compared with $10,933,000 in the first six months of the prior year. The Company's income tax expense primarily represents Canadian and Australian income tax on the profits earned by its subsidiaries in those countries. No tax was currently payable in the United Kingdom for either the three or six-month periods ended December 31, 1998, nor had any benefit been recognized for the accumulated losses in that country.

An audit of the income tax returns of the Canadian subsidiary for the 1987 to 1989 taxation years was completed during fiscal year 1994, resulting in additional tax being levied against the Canadian subsidiary. The Company has appealed these reassessments and, pending the outcome of these matters, the Company, by Canadian law, was required to pay a portion of the tax in dispute. The tax levied by Revenue Canada in reassessing those years was offset by refunds arising from the carryback of losses incurred in subsequent years. Depending on the ultimate resolution of these issues, the Company could potentially have an additional liability in the range of $0 to $12,000,000. The Company believes it has meritorious arguments in defense of the issues raised by Revenue Canada and it is in the process of vigorously defending its position. It is management's determination that no additional provision need be recorded for these reassessments. It is not practical for management to make any reasonable determination of when this remaining outstanding Canadian tax issue will ultimately be resolved. An audit of the Company's Canadian subsidiary's income tax returns by Revenue Canada for the 1995 - 1996 taxation years is in process.

Audits of the Company's United States income tax returns for the 1990-1994 years by the Internal Revenue Service (the "IRS") have been in process for some time. The Company has recently been advised that the IRS alleges that the Company owes additional taxes in respect of those years. The issues involved relate primarily to the Company's former operations in continental Europe and the United Kingdom. The Company disagrees with the IRS's position on these issues and believes it has meritorious arguments in its defense and is in the process of vigorously defending its position. Management believes that it has a provision recorded sufficient to pay any liability resulting from the issues in dispute; however, the amount ultimately paid could differ from management's estimate.

Note 7 Bank Debt

In November, 1999, the Company replaced its previous revolving credit facility with a new facility with Bank of America Canada (the "Revolving Credit Facility"). The Revolving Credit Facility is denominated in Canadian dollars in an amount not to exceed C$67,000,000 (approximately $46,400,000 at December 31, 1999 rates of exchange). The amount of credit actually available at any particular time is dependent on a variety of factors including the level of eligible inventories and accounts receivable of InterTAN Canada. The amount of available credit is then reduced by the amount of trade accounts payable then outstanding as well as certain other reserves. The interest rate under the facility is the Canadian prime rate, London Inter Bank Offered Rate plus 1.5% or Bankers Acceptance Rate plus 1.5%, as elected by the Company at the time of
borrowing. Letters of credit are charged at the rate of 1.5% per annum.   In
addition, a standby fee is payable on the unused portion of the credit facility. The amount of this fee is subject to certain thresholds, and ranges from 0.375% to 0.50% of the unused credit line. The Revolving Credit Facility is collateralized by a first priority lien over all of the assets of InterTAN Canada and is guaranteed by InterTAN, Inc. Borrowings under the Revolving Credit Facility by InterTAN Canada Ltd. may be directed to InterTAN, Inc. Subject to certain financial covenants, the payment of dividends and the repurchase of common stock by the Company is permitted. There were no loans outstanding against the facility at December 31, 1999. Approximately $31,040,000 was available for use at December 31, 1999.

Note 8 Non-employee Stock Options

In June, 1999, the Company proposed a plan which would grant additional options to purchase common stock to each non-employee director (such options are collectively referred to as "the 1999 Director Plan"). This plan received shareholder approval at the Company's annual meeting of stockholders on November 9, 1999. Under the 1999 Director Plan, each non-employee director was granted an option to purchase 30,000 shares of the Company's common stock at an exercise price of $10.50 per share. Options granted under this plan will be exercisable on a cumulative basis equal to one fourth per year on the date fixed for the Company's annual meeting of stockholders, commencing with the 1999 meeting.

Under this plan, the Company will recognize aggregate compensation expense of $910,000 of which approximately $256,000 was recognized during the second quarter of fiscal year 2000. The balance will be amortized ratably over the remainder of the vesting period.

Note 9 Commitments and Contingencies

In connection with the sale of its United Kingdom subsidiary, the Company has indemnified the purchaser for certain contingencies primarily relating to real estate matters associated with store leases and working capital adjustments. In addition, the Company remains contingently liable as guarantor of certain leases of the United Kingdom subsidiary. At the time of the sale, the lease obligation assumed by the purchaser and guaranteed by the Company was approximately $32,000,000 and the average remaining life of such leases was approximately 6 years. If the purchaser were to default on the lease obligations, management believes the Company could reduce the exposure through assignment, subletting and other means. The Company has obtained an indemnity from the purchaser for approximately $13,000,000 which is management's best estimate of the Company's potential exposure under these guarantees. The amount of this indemnity declines over time as the Company's risk diminishes. Apart from this matter and the issues discussed in Note 5, there are no material pending proceedings or claims, other than routine matters incidental to the Company's business, to which the Company or any of its subsidiaries is a party, or to which any of its property is subject.

Note 10  Segment Reporting

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

                      Net Sales and Operating Revenues and
                          Operating Income by Segment:

                                       Three months ended                               Six months ended
                                          December 31                                     December 31
                                1999                     1998                     1999                 1998
Net sales and operating
 revenues
    Canada                    $131,236                 $102,585                 $210,858             $168,507
    Australia                   37,931                   32,078                   66,312               54,575
    United Kingdom(1)                -                   63,716                        -               97,141
                            ------------             ------------             ------------         ------------
                              $169,167                 $198,379                 $277,170             $320,223
                            ============             ============             ============         ============

Operating Income
    Canada                    $ 20,589                 $ 16,109                 $ 28,193             $ 22,410
    Australia                    3,514                    3,324                    4,806                4,328
    United Kingdom(1)                -                    5,393                        -                2,989
                          -------------            -------------            -------------            ---------
                                24,103                   24,826                   32,999               29,727
    General
    corporate expenses           1,733                    1,543                    2,849                3,034
                          -------------            -------------            -------------            ---------
Operating income                22,370                   23,283                   30,150               26,693
Foreign currency
 transaction (gains) losses        114                      (43)                     165                 (455)
Interest Income                   (328)                    (253)                    (813)                (538)
Interest Expense                   145                    1,886                      285                3,284
                          -------------            -------------            -------------            ---------
                               $22,439                 $ 21,693                 $ 30,513             $ 24,402
                          =============            =============            =============            =========
                                              Identifiable Assets by Segment

                              December 31               June 30                  December 31
                                 1999                     1999                     1998
   Canada                     $177,928                 $136,703                 $125,068
   Australia                    59,052                   53,787                   51,933
   United
    Kingdom(1)                       -                        -                   79,554
   Corporate                    10,584                    7,825                    3,006
                             -------------            -------------            -------------
                              $247,564                 $198,315                 $259,561
                             =============            =============            =============

(1) The Company's United Kingdom subsidiary was sold during the third quarter of fiscal year 1999.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

InterTAN is engaged in the sale of consumer electronics products primarily through company-operated retail stores and dealer outlets in Canada and Australia. The Company's retail operations are conducted through two wholly-owned subsidiaries: InterTAN Australia Ltd., which operates in Australia under the trade names "Tandy" and "Tandy Electronics"; and InterTAN Canada Ltd., which operates in Canada under the trade name "RadioShack". The Company previously also had retail and dealer outlets in the United Kingdom. These operations were conducted through a wholly owned subsidiary, InterTAN U.K. Limited, which operated under the "Tandy" name. Effective January, 1999, the Company's subsidiary in the United Kingdom was sold. All of these trade names are used under license from Tandy Corporation ("Tandy"). In addition, the Company has entered into an agreement in Canada with Rogers Cantel Inc. ("Cantel") to operate telecommunications stores on its behalf, currently trading under the banner Rogers AT&T (the "Rogers AT&T stores"). At December 31, 1999, 50 Rogers AT&T stores were in operation.

As indicated above, in January 1999, the Company sold its United Kingdom subsidiary. The table below, reflects the results of the Company's operations for the three and six-month periods ended December 31, 1999 compared with the reported results of operations for the same period a year ago as well as those same results of operations, adjusted to remove the results of the United Kingdom subsidiary:

InterTAN, Inc.
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(Unaudited - In thousands)



                                                 Three months ended                                          Six months ended
                                                     December 31                                               December 31
                                    1999                1998                        1999                           1998
                                                   As             As                                     As                 As
                                                Reported       Adjusted                               Reported           Adjusted
                             ---------------- -------------  -------------     --------------    ---------------    ---------------

Net sales and operating              $169,167      $198,379       $134,663           $277,170           $320,223           $223,082
 revenues
Other income                               54            50             34                149                129                 98
                             ---------------- ---------------  -----------     --------------    ---------------    ---------------
                                      169,221       198,429        134,697            277,319            320,352            223,180

Operating costs and
 expenses:
 Cost of products sold                 98,983       112,633         74,855            162,723            181,509            124,431
 Selling, general and
  administrative expenses              46,348        60,307         40,587             81,555            108,154             72,281

 Depreciation and
  amortization                          1,520         1,830          1,365              2,891              3,620              2,764
 Initial costs of
  disposition of
  United Kingdom  subsidiary                -           376              -                  -                376                  -
                             ---------------- ----------------  ----------     --------------    ---------------    ---------------
                                      146,851       175,146        116,807            247,169            293,659            199,476
                             ---------------- ----------------  ----------     --------------    ---------------    ---------------

Operating income                       22,370        23,283         17,890             30,150             26,693             23,704

Foreign currency
 transaction (gains)
 losses                                   114           (43            (65)               165               (455)              (446)
Interest income                          (328)         (253           (184)              (813)              (538)              (427)
Interest expense                          145         1,886          1,170                285              3,284              2,246
                             ---------------- ----------------  ----------     --------------    ---------------    ---------------

Income before income taxes             22,439        21,693         16,969             30,513             24,402             22,331
Provision for income taxes             10,079         7,929          7,929             13,766             10,933             10,933
                             ---------------- ----------------  ----------     --------------    ---------------    ---------------

Net income                           $ 12,360      $ 13,764       $  9,040           $ 16,747           $ 13,469           $ 11,398
                             ================ ================  ==========     ==============    ===============    ===============

Basic net income per
 average common share                   $0.41               $0.72               $0.47              $0.56              $0.71   $0.60


Diluted net income per
 average common share                   $0.39               $0.51               $0.34              $0.54              $0.53   $0.46


Foreign Exchange Effects

Profit and loss accounts, including sales, are translated from local currency values to U.S. dollars at monthly average exchange rates. During the second quarter of fiscal year 2000, the U.S. dollar was weaker against the Canadian and Australian dollars relative to the comparable values during the second quarter of the prior year. As a result, the same local currency amounts translate into more U.S. dollars as compared with the prior year. For example, if local currency sales in Australia in the second quarter of fiscal year 2000 were the same as those in the second quarter of the prior year, the current fiscal year income statement would reflect an 3.3% increase in sales when reported in U.S. dollars.

The following table outlines, for the three-month period ending December 31, 1999, the percentage change in the weighted average exchange rates of the currencies of Canada and Australia as compared to the same three-month period in the prior year:

          ___________________________________

          Canada       4.8%

          Australia    3.3%
          ___________________________________

Sales Outlets

The geographic distribution of the Company's sales outlets is summarized in the following table:

                           Dec 31       Sept 30       June 30       Mar 31       Dec 31
                            1999         1999          1999          1999         1998
Canada
   Company-operated           459  (1)      450  (1)      450  (1)     449  (1)     452  (1)
   Dealer                     343           338           330          332          332
-------------------------------------------------------------------------------------------
                              802           788           780          781          784
-------------------------------------------------------------------------------------------

Australia
   Company-operated           222           222           222          225          222
   Dealer                     124           124           124          126          125
-------------------------------------------------------------------------------------------
                              346           346           346          351          347
-------------------------------------------------------------------------------------------

United Kingdom (2)
   Company-operated             -             -             -            -          269
   Dealer                       -             -             -            -          108
-------------------------------------------------------------------------------------------
                                -             -             -            -          377
-------------------------------------------------------------------------------------------

Total
   Company-operated           681           672           672          674          943
   Dealer                     467           462           454          458          565
-------------------------------------------------------------------------------------------
                            1,148         1,134         1,126        1,132        1,508
-------------------------------------------------------------------------------------------

(1)  At December 31, 1999, September 30, 1999, June 30, 1999, March 31, 1999 and
     December 31, 1998 the Company operated 50, 45, 45, 45 and 46 stores, respectively, on behalf of Rogers AT&T. Also at the same dates the company operated 3, 1, 1, 7 and 7 store-in-store formats in certain locations of the Hudson's Bay Company. Since all of these locations are not company-owned, they are not included in the above table.
(2) The Company's subsidiary in the United Kingdom was sold during the third quarter of fiscal year 1999.

Net Sales and Operating Revenues

While net sales and operating revenues ("sales") declined in U.S. dollars during the second quarter of fiscal year 2000 by $29,212,000 over the same period a year ago, this reduction was more than attributable to the sale of the Company's former subsidiary in the United Kingdom. When the sales of that entity are removed from the prior-year period, the combined sales of the Canadian and Australian segments showed an increase of $34,504,000 or 25.6%. This sales comparison was affected by foreign currency fluctuations. The increase, measured at the same exchange rates, was 20.3%.

The table which follows shows, by geographic segment, the percentage changes in net sales for the quarter and six months ended December 31, 1999, compared to the corresponding period in the prior year. Changes are presented in both U.S. dollars and local currencies to show the effects of exchange rate fluctuations. The change in comparative - stores sales, measured at the same exchange rates, is also shown:

                                   Net Sales
                                   ---------

                       Percentage Increase (Decrease)
                       ------------------------------

                               Three Months Ended                         Six Months Ended
                               December 31, 1999                         December 31, 1999
                       Local                  Comparative          Local              Comparative
                     Currency        US$        Store            Currency      US$        Store
                     ---------  ------------  -----------      ------------  -------  -----------

Canada                 22.1  %       27.9  %    17.5 %             20.7 %     25.1 %    17.3 %
Australia              14.5  %       18.2  %    11.2 %             15.3 %     21.5 %    11.8 %
                      -------------------------------             ---------------------------
Combined               20.3  %       25.6  %    15.9 %             19.3 %     24.2 %    15.8 %
                      ===============================             ===========================

Including United
    Kingdom /1/       (16.5) %      (14.7) %    15.9 %            (15.1)%    (13.4)%    15.8 %
                      ===============================             ===========================

          /1/ The Company's United Kingdom subsidiary was sold during the third quarter of fiscal year 1999.

As has been the case for several quarters, consumers continue to demand products displaying the latest in technological advances, and, in particular, digital products. This consumer demand was reflected in the sales performance in both of InterTAN's countries and was particularly evident in cellular, computers and related accessories, and, in Canada, direct-to-home satellite.

Sales in Canada for the three-month period ending December 31, 1999 increased by 22.1% in local currency over the same quarter a year ago, with comparable-store sales increasing by 17.5% during the same period. A strong performance by the dealer division accounted for the majority of the difference in these two results. The direct-to-home satellite market continues to provide significant revenue growth opportunities in Canada, as the Company's stores have become a destination of choice for those products. Better value for the consumer and strong promotion by the carriers helped drive a sales gain of over 190% in this important product category, with unit sales three times the level achieved in the same quarter last year. Wireless/PCS was also a significant component of the strong Canadian sales performance, with sales in that category increasing by 38% over the prior year quarter. Importantly, handset sales exceeded the level necessary to earn a substantial volume rebate from the Company's cellular partner, Rogers AT&T. The expansion of the Company's Panasonic Wall store-in-store concept from 20 to 200 stores was completed during the quarter and was a major factor in building sales in the audio/video and personal electronics categories. The Company and Panasonic have recently announced that this concept will be further expanded to an additional 200 stores for a total of 400 stores during the latter part of fiscal year 2000 and early part of fiscal year 2001. Double-digit sales gains were also achieved in Canada in telephones and computers and related accessories.

Sales of computers and related accessories continue to be an important factor in sales growth in Australia, with sales in that category increasing during the three-month period ending December 31, 1999 by almost 50% over the same quarter last year. Sales in the cellular category increased by 26% over the prior year quarter, adding further momentum to overall sales growth during the second fiscal quarter. The sales performance in this category benefited from strong promotional activity in conjunction with the Company's wireless partner in Australia, Cable and Wireless Optus, and from the phase out of the analog system. Sales of prepaid models and related airtime models were particularly strong. Going forward, management believes that new spectrum allocation of GSM frequencies, a new CDMA network combined with the increased utilization of short messaging services and rate plans will present opportunities for continued growth in the cellular category. The audio/video category also performed well, with a sales increase of almost 20% over the same quarter last year. This product category benefited from the addition of new products to the range including DVD, TV/VCR combos and an assortment of Kodak products. Management also believes that there are further opportunities for future growth in Australia, as many of the new initiatives, concepts and strategic alliances that have been key factors in driving growth in Canada are only in their earliest stages of roll out in Australia.

Gross Profit

Gross profit for the second quarter of fiscal year 2000 declined by $15,562,000 from the same quarter last year. This reduction was more than attributable to the sale of the United Kingdom subsidiary, as the Canadian and Australian segments combined to produce an increase in gross profit, measured in U.S. dollars of $10,369,000, or 17.3%. Measured at the same exchange rates, gross profit increased by 12.4%.

The following analysis summarizes the components of the change in gross profit from the comparable prior year quarter (in thousands):

-------------------------------------------------------------------------------
Higher sales in Canada and Australia                     $12,684
Lower gross margin percentage in Canada and Australia    ( 4,941)
Foreign currency rate effects                              2,632

-------------------------------------------------------------------------------
                                                          10,375
Effect of sale of United Kingdom subsidiary              (25,937)
-------------------------------------------------------------------------------

Reduction in gross profit                               $(15,562)
-------------------------------------------------------------------------------

The following table illustrates gross profit as a percentage of sales, by segment area, for the three and six-month periods ended December 31, 1999 and 1998:

                                             Three months ended          Six months ended December 31
                                                December 31
                                            1999            1998             1999           1998
-----------------------------------------------------------------------------------------------------

Canada                                           41.2%           43.8%           40.9%           43.7%
Australia                                        42.7%           46.3%           42.5%           46.0%
-----------------------------------------------------------------------------------------------------
Combined                                         41.5%           44.4%           41.3%           44.2%
United Kingdom 1                                    -            40.7%              -            41.2%
-----------------------------------------------------------------------------------------------------
Consolidated                                     41.5%           43.2%           41.3%           43.3%
=====================================================================================================

(1) The Company's United Kingdom subsidiary was sold during the third quarter of fiscal year 1999.

There were a variety of factors that contributed to the reduction in the gross margin percentages in Canada and Australia.

In Canada, the reduction was more than explained by a shift in the sales mix of 10 percentage points away from higher margin private label products towards lower margin national brands. The significant sales gains in direct-to-home satellite, wireless/PCS and computers continues to be a major factor in this trend. Additionally, sales of certain seasonable items, including toys, fell short of expectations. The effects of this product mix related margin reduction in Canada were partially offset by an increase in the cellular volume rebate and an increase in the level of residual income from direct-to-home satellite and cellular.

A shift in the sales mix towards national brands was also a factor in the reduction in the gross margin percentage in Australia. The fact that the two largest sales gains came from cellular and computers was a significant component contributing to a 3 percentage point swing in that mix. In additional, the cellular margin declined during the quarter. Management believes that the last analog subscribers to convert to digital were not heavy users and opted to convert to low-cost prepaid models and purchased airtime cards, all at lower than traditional margins. Clearance activity, reflecting an orderly transition to the successful Canadian product mix, also contributed to the margin decline in Australia.

Management expects many of these factors to continue and, therefore, expects margins will continue to come under pressure, at least through the end of the current fiscal year. This is particularly true in Australia. In Canada, management expects this trend to mitigate. In addition, management believes that "after activation compensation", including residuals and sales-based volume rebates, will continue to be important contributors to help offset some of the gross margin decline. Management anticipates that residuals will increase by 25% to 30% per annum for the next two to three fiscal years. While management will continue to pursue opportunities for volume rebates from its cellular partners and other strategic vendors, there can be no assurance that such arrangements will continue or, if continued, that targeted sales levels will be achieved.

Selling, General and Administrative Expenses

The following table provides a breakdown of selling, general and administrative expense ("SG&A") by major category (in thousands):


                                             Selling, General and Administrative Expenses
                                            ---------------------------------------------
(In thousands, except percents)
                                 Three Months Ended                                       Six Months Ended
                                    December 31                                            December 31
                               1999                    1998                    1999                  1998
                        ----------------------------------------        -----------------------------------------
                        Amount       Pct.       Amount       Pct.        Amount      Pct.       Amount       Pct.
                        ----------------------------------------        -----------------------------------------
Advertising             $   6,936     4.1       $    8,339    4.2      $    11,247    4.1      $    13,369     4.2
Rent                        7,041     4.2           10,145    5.1           13,219    4.8           19,653     6.1
Payroll                    20,557    12.2           25,934   13.1           36,178   13.1           46,017    14.4
Taxes
  (other than
   income taxes)            3,128     1.8            4,946    2.5            5,412    2.0            8,929     2.8
Telephone &
   utilities                1,086     0.6            1,602    0.8            2,158    0.8            3,136     1.0
Other                       7,600     4.5            9,341    4.7          13,341     4.6           17,050     5.3
                        -----------------------------------------       -------------------------------------------
Total                   $  46,348    27.4       $60,307      30.4      $    81,555   29.4      $108,15433.8
                        =========================================       ===========================================

The reduction in SG&A expense during second quarter of fiscal year 2000 is more than explained by the sale of the United Kingdom subsidiary, which had the effect of reducing SG&A expense by $19,720,000. SG&A expense in Canada, Australia and at Corporate Headquarters increased by $5,761,000. This comparison is influenced by the effect of stronger currencies in both Canada and Australia. Measured at the same exchange rates, SG&A expense in these three segments increased by $4,071,000 or 10%. This compares to combined increases of 20.3% and 12.4% in sales and gross profit, respectively, all measured at the same exchange rates.

The following is a breakdown of the same-exchange-rate increase in SG&A expense in Canada, Australia and the Corporate Headquarters during the second quarter of fiscal year 2000 over the same quarter in the prior year (in thousands):

Payroll                            $1,618
Advertising                           601
Rent                                  740
Taxes (other than income taxes)       190
Telephone and utilities                69
Other                                 659

                   $                3,877
Corporate expenses                    194
                                   ------
                                   $4,071
                                   ======


Payroll increased in both Canada and Australia in support of higher sales. Advertising expense increased in both countries, as the Company enhanced its promotional activities to generate greater revenues. The increase in gross advertising spending was actually higher than indicated, as much of the increase was funded by vendors. Rent increased in both Canada and Australia, both as a consequence of new store openings/relocations and regular rent reviews. Corporate expenses increased primarily as a result of a number of special charges, including costs associated with the recently approved stock option plan for non-employee directors, the renewal of the shareholder rights plan and previously-announced performance-based restricted stock awards to certain senior members of management.

The reduction in SG&A expense as a percentage of sales during both the three and six-month periods ended December 31, 1999 was attributable both to the rate of sales growth and, to a lesser extent, the sale of the Company's United Kingdom subsidiary. The following table illustrates SG&A as a percentage of sales, by geographic segment area:

                                             Three months ended               Six months ended
                                                December 31                      December 31
                                            1999            1998              1999           1998
-----------------------------------------------------------------------------------------------------

Canada                                           24.6%           27.1%           26.5%           29.1%
Australia                                        32.6%           35.1%           34.4%           37.2%
-----------------------------------------------------------------------------------------------------
Combined                                         27.4%           30.1%           29.4%           32.4%
United Kingdom (1)                                  -            30.9%              -            36.9%
-----------------------------------------------------------------------------------------------------
Consolidated                                     27.4%           30.4%           29.4%           33.8%
=====================================================================================================

(1) The Company's United Kingdom subsidiary was sold during the third quarter of fiscal year 1999.

Interest income and expense

Interest income increased during the three months ended December 31, 1999 by $75,000 over the same quarter last year, reflecting the Company's stronger cash position. During the same two periods, interest expense declined by $1,741,000. Interest expense during the current quarter consisted entirely of amortization of loan origination fees and standby charges, as the Company had no borrowings during the quarter. This reduction in interest expense over the prior-year quarter was attributable to the conversion of the Company's 9% subordinated convertible debentures (the "Debentures") during the fourth quarter of fiscal year 1999. The sale of the United Kingdom subsidiary was also a factor as it continuously required cash infusions to fund its operations. For the same reasons, management expects that reductions in interest expense will continue over at least the next quarter.

Provision for Income Taxes

The provision for income taxes increased during the second quarter of fiscal year 2000 by $2,150,000 over the same period a year ago, reflecting higher profits in both the Canadian and Australian subsidiaries. The effective rate of tax for the quarter was 44.9% compared with 36% for the same quarter last year. This results from the fact that the profits of the former United Kingdom subsidiary a year ago did not attract any income tax because of the loss carryforward position of that company. When those profits are eliminated from the prior period base, an effective rate of 46.7% is indicated. The reduction from this level to the current year rate results from the elimination of interest on the Debentures, for which no tax benefit was recognized.

                              Financial Condition
                              -------------------

Most balance sheet accounts are translated from their values in local currency to U.S. dollars at the respective month end rates. The table below outlines the percentage change, to December 31, 1999, in exchange rates as measured against the U.S. dollar:

                       Foreign Exchange Rate Fluctuations
                       ----------------------------------

                   % Increase        % Increase (Decrease)
             from December 31, 1998    from June 30, 1999
             ----------------------  ----------------------

Canada                6.0                      2.0
Australia             7.1                     (1.7)


Inventories

The reduction in inventories at December 31, 1999 from December 31, 1998 is more than attributable to the sale of the United Kingdom subsidiary. During the same period, measured at the same exchange rates, inventories in Canada and Australia increased by approximately 8%, significantly less than the quarter-on-quarter increases in sales and gross profit dollars. The increase in inventories from June 30, 1999 to December 31, 1999 is in support of higher sales in both Canada and Australia, including the effects of an expanded product assortment.

Accounts Receivable

The increase in accounts receivable at December 31, 1999 over December 31, 1998 is primarily attributable to increases in sales generally and, in particular, sales of cellular, direct-to-home satellite and similar products involving activation income and volume rebates from vendors. The effects of these increases were partially offset by the impact of the sale of the United Kingdom subsidiary. The increase from June 30, 1999 results from higher sales, the granting of extended credit terms to dealers to finance purchases for the Christmas selling season and the large volume of cellular and home satellite sales over the holiday period.

Income Taxes Payable

The increase in income taxes payable from December 31, 1998 to December 31, 1999 results from increased profits in both the Canadian and Australian subsidiaries, as well as a special provision recorded during the third quarter of fiscal year 1999 relating to the settlement of a dispute with the Canadian tax authorities regarding the 1990 to 1993 taxation years. While the amount in dispute has been agreed and a settlement agreement has been executed, the Company has not yet been reassessed and, accordingly, this amount has not been paid. Management estimates that payment relating to these issues, approximately $14,000,000 will be made in the fourth quarter of fiscal year 2000.

The Company's remaining dispute with the Canadian tax authorities relates to the 1987 to 1989 taxation years. See Note 5 to the Company's Consolidated Financial Statements, which is incorporated herein by reference. The Company believes it has meritorious arguments in support of its position on the underlying issues relating to this matter and, accordingly, no additional provision has been recorded, pending the outcome of the appeal process. Depending on the ultimate outcome of this matter, the Company could have an additional liability of $0 to $12,000,000. It is not possible for management to make any reasonable determination of when any of these issues will ultimately be resolved. An audit of the Company's Canadian subsidiary's income tax returns by Revenue Canada for the 1995 to 1996 taxation years is in process.

Audits of the Company's United States income tax returns for the 1990-1994 years by the Internal Revenue Service (the "IRS") have been in process for some time. The Company has recently been advised that the IRS alleges that the Company owes additional taxes in respect of those years. The issues involved relate primarily to the Company's former operations in continental Europe and the United Kingdom. The Company strongly disagrees with the IRS's position on these issues and believes it has meritorious arguments in its defense and is in the process of vigorously defending its position. Management believes that it has a provision recorded sufficient to pay any liability resulting from the issues in dispute; however, the amount ultimately paid could differ from management's estimate.


                        Liquidity and Capital Resources
                        -------------------------------

Cash flows from operating activities during the six-month period ended December 31, 1999 generated $22,914,000 in cash, compared with $16,598,000 in cash during the comparable period last year. This change was due in part to an increase in net income, adjusted for non-cash items, during the first six months of fiscal year 2000 of $2,929,000 compared to the first six months of fiscal year 1999. The increase in cash flows from operating activities during the first six months of fiscal year 2000 was also positively affected by changes in working capital which increased cash flow by $3,387,000 over the comparable prior year period.

Cash flow from investing activities consumed $4,371,000 and $2,994,000 in cash during the six months ended December 31, 1999, and 1998 respectively, primarily as a result of routine additions to property and equipment.

During the six-month period ended December 31, 1999, cash flow from financing activities in the form of proceeds from the issuance of stock to employee plans and from the exercise of stock options, in the aggregate generated $2,252,000 in cash. In the comparable prior-year period, financing activities generated $3,428,000 in cash, primarily attributable to short-term borrowings to finance the operations of the United Kingdom subsidiary and from the issuance of stock to employee plans.

The Company's principal sources of liquidity during fiscal year 2000 will be its cash and short-term investments, its cash flow from operations and its banking facilities.

In November, 1999, the Company replaced is previous revolving credit facility with a new facility with Bank of America Canada (the "Revolving Credit Facility"). The Revolving Credit Facility is denominated in Canadian dollars in an amount not to exceed C$67,000,000 (approximately $46,400,000 at December 31, 1999 rates of exchange). The amount of credit actually available at any particular time is dependent on a variety of factors including the level of eligible inventories and accounts receivable of InterTAN Canada. The amount of available credit is then reduced by the amount of trade accounts payable then outstanding as well as certain other reserves. The interest rate under the facility is the Canadian prime rate, London Inter Bank Offered Rate plus 1.5% or Bankers Acceptance Rate plus 1.5%, as elected by the Company at the time of
borrowing. Letters of credit are charged at the rate of 1.5% per annum.   In
addition, a standby fee is payable on the unused portion of the credit facility. The amount of this fee is subject to certain thresholds, and ranges from 0.375% to 0.50% of the unused credit line. The Revolving Credit Facility is collateralized by a first priority lien over all of the assets of

InterTAN Canada and is guaranteed by InterTAN, Inc. Borrowings under the Revolving Credit Facility by InterTAN Canada Ltd. may be directed to InterTAN, Inc. Subject to certain financial covenants, the payment of dividends and the repurchase of common stock by the Company is permitted.

The Revolving Credit Facility is used primarily to provide letters of credit in support of purchase orders and, from time to time, to finance inventory purchases. At December 31, 1999, there were no borrowings against the Revolving Credit Facility and $745,000 was committed in support of letters of credit. There was $31,040,000 of credit available for use at December 31, 1999. The Company's Merchandise Agreement with Tandy permits the Company to support purchase orders with a surety bond or bonds as well as letters of credit. The Company has entered into an agreement with a major insurer to provide surety bond coverage (the "Bond") in an amount not to exceed $18,000,000. Use of the Bond gives the Company greater flexibility in placing orders with Far East suppliers by releasing a portion of the credit available under the Revolving Credit Facility for other purposes.

The Company's Australian subsidiaries, InterTAN Australia Ltd. and Technotron Sales Corp. Pty, Ltd., have entered into a credit agreement with an Australian bank (the "Australian Facility"). This agreement established a credit facility in the amount of A$12,000,000 ($7,872,000 at December 31, 1999 exchange rates). The Australian Facility has no fixed term and may be terminated at any time upon five days prior written notice by the lender. All or any part of the facility may be used to provide letters of credit in support of purchase orders. A maximum amount of A$5,000,000 ($3,280,000 at December 31, 1999 exchange rates) may be used in support of short-term borrowings. At December 31, 1999, there were no borrowings outstanding against the Australian Facility, nor was any amount committed in support of letters of credit.

The Company's primary uses of liquidity during the remainder of fiscal year 2000 will include the funding of capital expenditures, possible payments in settlement of tax reassessments and the purchase of the Company's common stock pursuant to the recently announced share repurchase program. The Company anticipates that capital additions during the remainder of fiscal year 2000 will approximate $9,000,000, mainly related to store expansion, remodeling and upgrading. In addition, management expects to receive additional income tax reassessments of approximately $14,000,000 during fiscal year 2000 relating to the settlement of its dispute with Revenue Canada in respect of the 1990-1993 taxation years. See "Income Taxes". The timing of further payments, if any, flowing from other outstanding tax issues cannot be reasonably determine at this time. In November, 1999, the Company announced a program to repurchase up to 1,500,000 shares of its common stock. The first purchase occurred during February, 2000. Further purchase will likely occur during the remainder of fiscal year 2000 as conditions warrant. It is not practical for management to reasonably estimate the cash required to fund this program during the balance of fiscal year 2000.

Management believes that the Company's cash and short-term investments on hand and its cash flow from operations combined with the Revolving Credit Facility, the Australian Facility and the Bond will provide the Company with sufficient liquidity to meet its capital expenditure requirements, to fund any income tax reassessments and to fund its share repurchase program.

                                Year 2000 Issues
                                ----------------

The Company's critical systems include the following:

o     Its store operating systems;
o Its so-called "back-end" merchandising and inventory systems, including purchasing, receiving and warehousing, perpetual inventories and store replenishment; and,
o Its primary accounting systems, including general ledger, accounts receivable, accounts payable and payroll.

The Company employed a variety of internal and external resources to assess and make changes necessitated by Year 2000 issues to its many different systems and equipment. Many of these changes were contemplated in any event as upgrades or replacement of outdated systems and hardware.

Necessary modifications and testing was competed to all critical systems in both Canada and Australia prior to the year 2000. Contingency plans are in place to address the possible failure of critical systems as well as many other systems which, although not critical, nevertheless play an important role in the Company's day to day business. In developing these plans, an attempt was made to balance potential risk against contingent remedial cost. To date the Company has experienced only a few minor systems issues and these were resolved with little or no disruption to the business. There have been no supply chain interruptions and the Company's stores, warehouse and central units have been fully operational.

The Company has reviewed its obligations, if any, arising from the sale of warranted product which may prove not to be Year 2000 compliant in one or more aspects. While it is not possible at this time to reasonably estimate the range of loss, if any, which could arise from such obligation, management does not believe that issues involving non-compliant warranted product will be material. Such issues, if any, will be dealt with on an individual basis.

The Company's current projection is that Year 2000 compliance costs will not exceed $1,500,000.

In management's opinion, the Company took adequate action to address Year 2000 issues and does not expect the financial impact of the Year 2000 issue to be material to the Company's consolidated financial position, results of operations or cash flows.

PART II - OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS

        The various matters discussed in Notes 6 and 9 to the Company's Consolidated Financial Statements on page 10 and 11 of this Form 10-Q are incorporated herein by reference.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Company's Annual Meeting of Stockholders held on November 9, 1999, the following persons were re-elected to the Board of Directors:

                               Clark A. Johnson
                               James T. Nichols

        In such connection, Messrs. Johnson, and Nichols received 14,889,555, 14,888,713 votes, respectively, "For" election and 677,873 and 678,715 votes, respectively, were withheld.

        In addition, stockholders voted on a proposal to approve a recommendation that the Company enter into a Non-Employee Director Non-Qualified Stock Option Agreement with each non-employee director. Such proposal was approved with 14,212,994 votes cast in favor, 1,276,727 votes cast against and 77,707 votes abstaining.

        In total, 15,567,428 shares were authorized to vote on both issues.


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

                                    3(a)(i)          Certificate of Amendment of Restated
                                                     Certificate of Incorporation (Filed as Exhibit
                                                     3(a)(i) to InterTAN;s Annual Report on Form 10-K for
                                                     fiscal year ended June 30, 1995 and incorporated herein
                                                     by reference).

                                    3(a)(ii)         Certificate of Designation, Preferences and
                                                     Rights of Series' A Junior Participating Preferred
                                                     Stock (Filed as Exhibit 3(a)(i) to InterTAN's
                                                     Registration Statement on Form 10 and
                                                     incorporated herein by reference).



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

                                    *10(a)           Amended &  Restated  Merchandise  Agreement  by and
                                                     among  InterTAN,  Inc.,  InterTAN  Canada  Ltd.,
                                                     InterTAN  Australia  Ltd.,   Technotron  Sales  Corp.
                                                     Pty.  Limited,   Tandy  Corporation  and  A&A
                                                     International, Inc. dated as of January 25, 1999.

                                    *10(b)           Amended and Restated License  Agreement  between Tandy
                                                     Corporation and InterTAN Canada Ltd. dated as
                                                     of January 25, 1999.

                                    *10(c)           Amended and Restated  License  Agreement  between  Tandy
                                                     Corporation  and InterTAN  Australia  Ltd.
                                                     dated as of January 25, 1999.

                                    *10(d)           Form  of  Agreement  that  evidences  the  InterTAN,
                                                     Inc.  Plan  for  1999  Non-Employee  Director
                                                     Non-Qualified Stock Options.

                                    *10(e)           Fourth  Amendment  to  Loan  Agreement  between  InterTAN
                                                     Canada  Ltd.,  Bank  of  America  Canada,
                                                     Bankboston Retail Finance Inc. and Congress Financial
                                                     Corporation dated as of July 31, 1999.

                                    *10(f)           Fifth Amendment to Loan Agreement  between InterTAN Canada
                                                     Ltd., Bank of America Canada,  Bankboston
                                                     Retail Finance Inc. and Congress Financial Corporation dated as of October 1, 1999.

                                    *10(g)           Assignment and Assumption  Agreement between Bank of America
                                                     Canada,  Bankboston Retail Finance Inc.
                                                     and InterTAN Canada Ltd. dated October 28, 1999.

                                    *10(h)           Assignment and Assumption Agreement between Bank of America
                                                     Canada,  Congress Financial  Corporation
                                                     and InterTAN Canada Ltd. dated October 28, 1999.

                                    *27              Article 5, Financial Data Schedule.

------------------------------
*  Filed herewith

b)       Reports on Form 8-K:

         A report on Form 8-K was filed on December 6, 1999 to report that on November 29, 1999 the Board of Directors authorized a three for two split of the Company's common stock and a share repurchase plan under which up to 1,500,000 shares of the Company's common stock (after the three for two split) could be repurchased.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              InterTAN, Inc.
                                                (Registrant)




Date:  February 11, 2000          By: /s/ James G. Gingerich
                                      -----------------------------------
                                      James G. Gingerich
                                      Executive Vice-President and
                                      Chief Financial Officer
                                      (Authorized Officer)




                                  By: /s/ Douglas C. Saunders
                                      -----------------------------------
                                      Douglas C. Saunders
                                      Vice President and Corporate Controller
                                      (Principal Accounting Officer)

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

*10(a)            Amended & Restated Merchandise Agreement by and among InterTAN,
                  Inc., InterTAN Canada Ltd., InterTAN Australia Ltd., Technotron Sales
                   Corp. Pty. Limited, Tandy Corporation and A&A International, Inc. dated as of January 25, 1999.

*10(b) Amended and Restated License Agreement between Tandy Corporation and InterTAN Canada Ltd. dated as of January 25, 1999.

*10(c)            Amended and Restated License Agreement  between Tandy Corporation and InterTAN Australia Ltd. dated as of January 25, 1999.

*10(d)            Form of Agreement that evidences the InterTAN, Inc. Plan for 1999 Non-
                  Employee Director Non-Qualified Stock Options.

*10(e)            Fourth Amendment to Loan Agreement between InterTAN Canada Ltd.,
                  Bank of America Canada, Bankboston Retail Finance Inc. and Congress
                  Financial Corporation dated as of July 31, 1999.

*10(f)            Fifth Amendment to Loan Agreement between InterTAN Canada Ltd.,
                  Bank of America Canada, Bankboston Retail Finance Inc. and Congress
                  Financial Corporation dated as of October 1, 1999.

*10(g)            Assignment and Assumption Agreement between Bank of America
                  Canada, Bankboston Retail Finance Inc. and InterTAN Canada Ltd. dated
                  October 28, 1999.

*10(h)            Assignment and Assumption Agreement between Bank of America
                  Canada, Congress Financial Corporation and InterTAN Canada Ltd. dated
                  October 28, 1999.

*27               Article 5, Financial Data Schedule.

-----------------
*  Filed herewith