Form 10-Q
period 2000-03-31
INTERTAN INC
filed 2000-05-15
CIK 803227

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                             Washington, D.C. 20549
                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000 or
                                                          --------------

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from          to
                                                         ---------   -----------
Commission file number 1-10062
                       -------


                              InterTAN, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                           Delaware                                                75-2130875
--------------------------------------------------------------         ---------------------------------
(State or other jurisdiction of incorporation or organization)         (IRS Employer Identification No.)


                  3300 Highway #7, Suite 904
                  Concord, Ontario Canada                                             L4K 4M3
--------------------------------------------------------------         ---------------------------------
   (Address of principal executive offices)                                          (Zip Code)


Registrant's telephone number, including area code:                               (905) 760-9701
                                                                       ---------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        -----       -----

At April 30, 2000, 28,928,818 shares of the registrant's common stock, par value $1.00 per share, were outstanding.

                               TABLE OF CONTENTS

                                     PART I

                                                                Page

Introductory note regarding forward-looking information          3

ITEM 1 - Financial Statements and Supplementary Data

          Consolidated Statements of Operations                  4

          Consolidated Balance Sheets                            5

          Consolidated Statements of Cash Flows                  6

          Notes to Consolidated Financial Statements             7

ITEM 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                  13


                                    PART II

ITEM 1 - Legal Proceedings                                      26

ITEM 4 - Submission of Matters to a Vote of Security Holders    26

ITEM 6 - Exhibits and Reports on Form 8-K                       26

                                     OTHER

Signatures                                                      29

INTRODUCTORY NOTE REGARDING FORWARD-LOOKING INFORMATION
Certain matters discussed herein, including comments about the growth of the dealer division and the introduction of broadband internet connectivity in Australia, continued growth in the sale of the latest technological products, including direct-to-home satellite, the pace of gross margin erosion in Canada, the mix of contract and prepaid cellular sales in Australia, growth in the sale of parts and accessories and of products carrying after sale compensation, continued strong growth in Canadian stores with a Panasonic Wall, management's estimate of the implications of the introduction of the goods and services tax in Australia, management's assessment of the impact of Year 2000 issues on the company's financial performance, and the adequacy of the Company's liquidity are forward-looking statements about the business, financial condition and prospects of InterTAN, Inc. (the "Company" or "InterTAN"). The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, but not limited to, international economic conditions, interest and foreign exchange rate fluctuations, the adequacy of the indemnity obtained in connection with the sale of the United Kingdom subsidiary, various tax issues (including possible reassessments), changes in product demand and consumer preferences, competitive products, pricing and promotional activity, availability of products, developing and maintaining alliances with strategic vendors, inventory risks due to shifts in market conditions, dependence on manufacturers' product development, the regulatory and trade environment, certain aspects of Year 2000 compliance, real estate market conditions in the United Kingdom and other risks indicated in the Company's previous filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

ITEM 1 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements Of Operations (Unaudited)
InterTAN, Inc.
--------------------------------------------------------------------------------
(In thousands, except per share data)

                                                           Three months ended                       Nine months ended
                                                                March 31                                 March 31
                                                 -----------------------------------      -----------------------------------
                                                       2000                1999                 2000                1999
                                                 ---------------     ---------------      ---------------     ---------------
Net sales and operating revenues..........              $104,604            $ 88,066             $381,777            $408,289
Other income..............................                    69                  73                  218                 202
                                                 ---------------     ---------------      ---------------     ---------------
                                                         104,673              88,139              381,995             408,491
                                                 ---------------     ---------------      ---------------     ---------------

Operating costs and expenses:
   Cost of products sold..................                59,817              49,266              222,542             230,775
   Selling, general and administrative
    expenses..............................                37,297              32,817              118,853             140,971
   Depreciation and amortization..........                 1,552               1,388                4,443               5,008
   Loss on disposal of United Kingdom
   subsidiary and other restructuring
   charges................................                    -               34,712                    -              35,088
                                                 ---------------     ---------------      ---------------     ---------------
                                                          98,666             118,183              345,838             411,842
                                                 ---------------     ---------------      ---------------     ---------------

Operating income (loss)...................                 6,007             (30,044)              36,157              (3,351)

Foreign currency transaction
     (gains) losses.......................                   127                  80                  291                (375)
Interest income...........................                  (862)               (475)              (1,674)             (1,011)
Interest expense..........................                   129               1,025                  414               4,307
                                                 ---------------     ---------------      ---------------     ---------------

Income (loss) before income taxes.........                 6,613             (30,674)              37,126              (6,272)
Provision for income taxes................                 2,985              10,548               16,750              21,481
                                                 ---------------     ---------------      ---------------     ---------------

Net income (loss).........................              $  3,628            $(41,222)            $ 20,376            $(27,753)
                                                 ===============     ===============      ===============     ===============

Basic net income (loss) per
     average common share.................                 $0.12              $(2.08)               $0.68              $(1.44)

Diluted net income (loss) per
     average common share.................                 $0.12              $(2.08)               $0.66              $(1.44)

Average common shares outstanding.........                29,737              19,785               29,898              19,227

Average common shares outstanding
     assuming dilution....................                30,647              19,785               30,728              19,227


The accompanying notes are an integral part of these consolidated financial statements

Consolidated Balance Sheets (Unaudited)
InterTAN, Inc.
-------------------------------------------------------------------------------
(In thousands, except share data)


                                                                      March 31              June 30              March 31
                                                                        2000                  1999                 1999
                                                                  -------------------------------------------------------------
Assets
Current Assets:
    Cash and short-term investments..........................     $        49,450        $      47,403      $       44,095
    Accounts receivable, less allowance for doubtful
         accounts............................................              11,479                9,841               7,582
    Inventories..............................................             115,343              111,934             111,081
    Other current assets.....................................               3,003                3,567               3,829
    Deferred income taxes....................................               1,215                1,247                 378
                                                                  -------------------------------------------------------------
        Total current assets.................................             180,490              173,992             166,965
Property and equipment, less accumulated
     depreciation and amortization..........................
                                                                           21,925               20,123              19,094
Other assets.................................................                 259                  276                 287
Deferred income taxes........................................               3,988                3,924                   -
                                                                  -------------------------------------------------------------
Total Assets.................................................     $       206,662        $     198,315      $      186,346
                                                                  =============================================================

Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable.........................................              21,912               15,883              19,398
    Accrued expenses.........................................              17,484               17,369              18,550
    Income taxes payable.....................................              32,326               39,286              31,999
    Deferred service contract revenue - current portion......               5,347                4,488               4,169
                                                                  -------------------------------------------------------------
         Total current liabilities...........................              77,069               77,026              74,116

9% convertible subordinated debentures.......................                   -                    -              24,431
Deferred service contract revenue - non-current
     portion.................................................               4,772                4,008               3,732
Other liabilities............................................               6,380                6,521               6,371
                                                                  -------------------------------------------------------------
                                                                           88,221               87,555             108,650
                                                                  -------------------------------------------------------------

Stockholders' Equity:
    Preferred stock, no par value, 1,000,000 shares
         authorized, none issued or outstanding..............                   -                    -                   -
    Common stock, $1 par value, 40,000,000 shares
         authorized, 30,408,449, 29,782,803 and
         22,875,210 issued...................................              30,408               29,783              22,875
    Additional paid-in capital...............................             145,138              141,126             120,826
    Retained earnings (deficit)..............................             (14,519)             (34,895)            (38,003)
    Accumulated other comprehensive loss.....................             (27,118)             (25,254)            (28,002)
    Common stock in treasury, at cost, 1,504,611,
         0 and 0 shares, respectively........................             (15,468)                   -                   -
                                                                  -------------------------------------------------------------
         Total stockholders' equity..........................             118,441              110,760              77,696
                                                                  -------------------------------------------------------------
Commitments and contingent liabilities
Total Liabilities and Stockholders' Equity...................     $       206,662        $     198,315      $      186,346
                                                                  =============================================================


The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Cash Flows (Unaudited)
InterTAN, Inc.
--------------------------------------------------------------------------------
(In thousands)


                                                                                              Nine months ended
                                                                                                   March 31
                                                                                      -----------------------------------
                                                                                           2000                 1999
                                                                                      -----------------------------------
Cash flows from operating activities:
    Net income (loss)......................................................           $    20,376         $   (27,753)
      Adjustments to reconcile net income
      (loss) to cash provided by operating activities:
        Depreciation and amortization......................................                 4,443               5,008
        Foreign currency transaction gains, unrealized.....................                     -                (292)
        Loss on disposal of United Kingdom
            subsidiary and other restructuring charges.....................                     -              35,088
        Other..............................................................                 1,609               1,399

      Cash provided by (used in) current assets and liabilities:
        Accounts receivable................................................                (1,693)             (3,897)
        Inventories........................................................                (5,526)            (13,830)
        Other current assets...............................................                   225              (2,353)
        Accounts payable...................................................                 6,361              14,759
        Accrued expenses...................................................                 2,061               3,015
        Income taxes payable...............................................                (7,311)             11,462
                                                                                      -----------------------------------

        Net cash provided by operating activities..........................                20,545              22,606
                                                                                      -----------------------------------

Cash flows from investing activities:
    Additions to property and equipment....................................                (6,798)             (5,412)
    Proceeds from sales of property and equipment..........................                   114                 103
    Effect of sale of United Kingdom subsidiary on cash....................                     -             (10,971)
    Other investing activities.............................................                   321               1,489
                                                                                      -----------------------------------

      Net cash used in investing activities................................                (6,363)            (14,791)
                                                                                      -----------------------------------

Cash flows from financing activities:
    Changes in short-term bank borrowings, net.............................                     -               2,411
    Proceeds from issuance of common stock to
        employee plans.....................................................                 1,437               1,172
    Proceeds from exercise of stock options................................                 1,776                  64
    Purchase of treasury stock.............................................               (15,468)                  -
    Cash paid for fractional shares........................................                   (45)                  -
                                                                                      -----------------------------------
      Net cash provided by (used in) financing activities..................               (12,300)              3,647
                                                                                      -----------------------------------

Effect of exchange rate changes on cash....................................                   165                (178)
                                                                                      -----------------------------------

Net increase in cash and short-term investments............................                 2,047              11,284
Cash and short-term investments, beginning of period.......................                47,403              32,811
                                                                                      -----------------------------------

Cash and short-term investments, end of period.............................           $    49,450         $    44,095
                                                                                      ===================================




The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1    Basis of Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements", and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with accounting principles and practices (including consolidation practices) as reflected in InterTAN, Inc.'s ("InterTAN" or the "Company") Annual Report on Form 10-K for the fiscal year ended June 30, 1999, and, in the opinion of the Company, include all adjustments necessary for a fair presentation of the Company's financial position as of March 31, 2000 and 1999 and the results of its operations for the three and nine months ended March 31, 2000 and 1999 and its cash flows for the nine months ended March 31, 2000 and 1999. Such adjustments are of a normal and recurring nature. Operating results for the three and nine months ended March 31, 2000 are not necessarily indicative of the results that can be expected for the fiscal year ended June 30, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

Note 2    Sale of United Kingdom Subsidiary

In January, 1999, the Company completed the sale of 100% of the stock of its United Kingdom subsidiary, InterTAN U.K. Ltd., recognizing an aggregate loss of $35,088,000. InterTAN U.K. Ltd.'s results of operations through December 31, 1998 are included in the accompanying Consolidated Financial Statements.

Below is a summary of net sales and operating revenues, operating income and net income for the United Kingdom subsidiary for the three and nine months ended March 31, 2000 and 1999, respectively:


(In thousands)

                                Three months ended       Nine months ended
                                     March 31                March 31
                              2000            1999       2000        1999
                              ----            ----       ----        ----
Net sales and
 operating revenues          $  -          $      -       $  -    $ 97,141


Operating income (loss)/1/   $  -          $(34,712)      $  -    $(31,723)

Net income (loss)/1/         $  -          $(34,712)      $  -    $(32,641)

    /1/Includes loss on disposal for the three and nine months ended March 31, 1999 of $34,712 and $35,088, respectively.


Note 3    Treasury Stock Repurchase Program

In November, 1999, the Company's Board of Directors announced a share repurchase program under which management was authorized to purchase up to 1,500,000 of the Company's common stock over a period of three years. As a result of unanticipated market conditions, the repurchase program was accelerated, and by March 31, 2000, all 1,500,000 shares had been acquired at an aggregate cost of $15,468,000. In April, 2000, the Company announced that the Board of Directors had authorized a further program, subject to regulatory approval, for the repurchase of up to 1,500,000 additional shares. Purchases of common shares under the new program are dependent on market conditions.

Note 4   Stock Split

On November 30, 1999, the Company's Board of Directors announced a three-for-two stock split of InterTAN's common stock for stockholders of record at the close of business on December 16, 1999, payable on January 13, 2000. This resulted in the issuance of 10,075,447 of common stock, including 1,537 shares held in treasury. A corresponding decrease of $10,075,447 was made to additional paid-in-capital. Payments aggregating approximately $45,000 were also made in satisfaction of 2,639 fractional shares. This amount was also charged to additional paid-in capital. All references made to the number of shares of common stock issued or outstanding, per share prices and basic and diluted net income per common share amounts in the consolidated financial statements and the accompanying notes have been adjusted to reflect the split on a retroactive basis. Previously awarded stock options, restrictive stock awards and certain other agreements payable in the Company's common stock have been adjusted or amended to reflect the split.

Note 5   Net Income per average Common Share

Basic net income (loss) per share ("EPS") is calculated by dividing the net income or loss for a period by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution which would occur if securities or other contracts to issue common stock were exercised or converted.

Basic and diluted net income (loss) per average common share and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is set out below:

(In thousands, except for per share data)

                                                                       Three months ended
                                                March 31, 2000                                    March 31, 1999
                              ----------------------------------------------   ------------------------------------------------
                                 Income          Shares         Per Share         Loss            Shares           Per Share
                               (Numerator)    (Denominator)       Amount       (Numerator)     (Denominator)         Amount
                              -------------   --------------    -----------    ------------    --------------      ------------
Net income (loss)                    $3,628                                        $(41,222)
                               ============                                      ==========


Basic EPS
Income available to
  common stockholders                $3,628           29,737            $0.12      $(41,222)           19,785             $(2.08)
                                                                    =========                                         ==========

Effect of Dilutive Securities
9% convertible debentures                 -                -                              -/1/              -/1/
Stock options                             -              910                              -/1/              -/1/
                               ------------          -------                       --------            ------

Diluted EPS
Income available to common
  stockholders including
  assumed conversions                $3,628           30,647            $0.12      $(41,222)           19,785             $(2.08)
                               ============          =======         ========      ========            ======          =========


(In thousands, except for per share data)

                                                                      Nine months ended
                                              March 31, 2000                                     March 31, 1999
                             -----------------------------------------------   -------------------------------------------------
                               Income(loss)       Shares         Per Share      Income(loss)        Shares           Per Share
                               (Numerator)     (Denominator)       Amount       (Numerator)      (Denominator)         Amount
                             ---------------  --------------     ----------    ------------      -------------      ------------
Net income (loss)                  $20,376                                         $(27,753)
                               ===========                                      ===========

Basic EPS
Income available to
  common stockholders              $20,376           29,898            $0.68       $(27,753)           19,227             $(1.44)
                                                                 ===========                                         ===========


Effect of Dilutive Securities
9% convertible debentures                -                -                               -/1/              -/1/
Stock options                            -              830                               -/1/              -/1/
                               -----------         --------                       ---------           -------
Diluted EPS
Income available to common
  stockholders including
  assumed conversions              $20,376           30,728            $0.66       $(27,753)           19,227             $(1.44)
                               ===========         ========        =========      =========           =======       ============

(1) The effects of stock options and the 9% subordinated convertible debenture during the three and nine-month periods ended March 31, 1999 were anti-dilutive during such periods.

During the three and nine-month periods ended March 31, 1999, the Company's potentially dilutive instruments included its 9% convertible subordinated debentures (the "Debentures"). Under the terms of their issuance, the Debentures were convertible into common stock at the rate of approximately Cdn $5.61 per share, equivalent to approximately 6,567,000 shares in the aggregate at March 31, 1999. During the fourth quarter of fiscal year 1999, the Company served notice of redemption on all remaining Debenture holders and all such Debenture holders exercised their right of conversion. Also, at March 31, 2000 and 1999, the Company's directors and employees held options to purchase 1,784,360 and 1,832,253 common shares, respectively, at prices ranging from $2.4792 to $14.75 and $2.3333 to $5.5417, respectively. During the three months ended March 31, 2000, all but 1,875 of such options were considered in calculating diluted EPS. The dilutive effect of these options in future periods will depend on the average price of the Company's common stock during such periods.

Note 6   Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income
(loss) includes net income (loss) and the net change in foreign currency translation effects. The comprehensive incomes for the three and nine months ended March 31, 2000 were $589,000 and $18,512,000, respectively. For the three and nine months ended March 31, 1999, the comprehensive losses were $35,419,000 and $23,541,000, respectively.

Note 7   Income Taxes

The provisions for domestic and foreign income taxes for the three-month periods ended March 31, 2000 and 1999 were $2,985,000 and $10,548,000, respectively. For the nine-month period ended March 31, 2000, an income tax provision of $16,750,000 was recorded, compared with $21,481,000 in the first nine months of the prior year. The Company's income tax expense primarily represents Canadian and Australian income tax on the profits earned by its subsidiaries in those countries. The provision for income taxes for the three and nine-month periods ended March 31, 1999 also included a charge of $8,039,000 related to the settlement of a dispute with the Canadian tax authorities relating to the 1990 to 1993 taxation years. No tax was currently payable in the United Kingdom for the three or nine-month periods ended March 31, 1999, nor had any benefit been recognized for the accumulated losses in that country.

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

Audits of the Company's United States income tax returns for the 1990-1994 years by the Internal Revenue Service (the "IRS") were completed during 1999. The Company has been advised that the IRS alleges that the Company owes additional taxes in respect of those years. The issues involved relate primarily to the Company's former operations in continental Europe and the United Kingdom. The Company disagrees with the IRS's position on these issues and believes it has meritorious arguments in its defense. The Company has filed a protest rebutting the assertions made by the IRS and is in the process of vigorously defending its position. Management believes that it has a provision recorded sufficient to pay the estimated liability resulting from the issues in dispute; however, the amount ultimately paid could differ from management's estimate.

Note 8    Bank Debt

In November, 1999, the Company replaced its previous revolving credit facility with a new facility with Bank of America Canada (the "Revolving Credit Facility"). The Revolving Credit Facility is denominated in Canadian dollars in an amount not to exceed C$67,000,000 (approximately $46,200,000 at March 31, 2000 rates of exchange). The amount of credit actually available at any particular time is dependent on a variety of factors including the level of eligible inventories and accounts receivable of InterTAN Canada. The amount of available credit is then reduced by the amount of trade accounts payable then outstanding as well as certain other reserves. The interest rate under the facility is the Canadian prime rate, London Inter Bank Offered Rate plus 1.5% or Bankers Acceptance Rate plus 1.5%, as elected by the Company at the time of
borrowing. Letters of credit are charged at the rate of 1.5% per annum.   In
addition, a standby fee is payable on the unused portion of the credit facility. The amount of this fee is subject to certain thresholds, and ranges from 0.375% to 0.50% of the unused credit line. The Revolving Credit Facility is collateralized by a first priority lien over all of the assets of InterTAN Canada and is guaranteed by InterTAN, Inc. Borrowings under the Revolving Credit Facility by InterTAN Canada Ltd. may be directed to InterTAN, Inc. Subject to certain financial covenants, the payment of dividends and the repurchase of common stock by the Company is permitted. There were no loans outstanding against the facility at March 31, 2000 and approximately $15,000 was committed in support of letters of credit. Approximately $26,120,000 was available for use at March 31, 2000.

Note 9    Non-employee Stock Options

In June, 1999, the Company adopted a plan which would grant additional options to purchase common stock to each non-employee director (such options are collectively referred to as "the 1999 Director Plan"). This plan received shareholder approval at the Company's annual meeting of stockholders on November 9, 1999. Under the 1999 Director Plan, each non-employee director was granted an option to purchase 30,000 shares of the Company's common stock at an exercise price of $10.50 per share. Options granted under this plan will be exercisable on a cumulative basis equal to one fourth per year on the date fixed for the Company's annual meeting of stockholders, commencing with the 1999 meeting.

Under this plan, the Company will recognize aggregate compensation expense of $910,000 of which approximately $57,000 and $313,000, respectively, was recognized during the three and nine months ended March 31, 2000. The balance will be amortized ratably over the remainder of the vesting period.

Note 10   Commitments and Contingencies

In connection with the sale of its United Kingdom subsidiary, the Company has indemnified the purchaser for certain contingencies primarily relating to real estate matters associated with store leases and working capital adjustments. In addition, the Company remains contingently liable as guarantor of certain leases of the United Kingdom subsidiary. At the time of the sale, the lease obligation assumed by the purchaser and guaranteed by the Company was approximately $32,000,000 and the average remaining life of such leases was approximately 6 years. If the purchaser were to default on the lease obligations, management believes the Company could reduce the exposure through assignment, subletting and other means. The Company has obtained an indemnity from the parent company of the purchaser for approximately $13,000,000 which is management's best estimate of the Company's potential exposure under these guarantees. The amount of this indemnity declines over time as the Company's risk diminishes. Apart from this matter and the issues discussed in Note 7, there are no material pending proceedings or claims, other than routine matters incidental to the Company's business, to which the Company or any of its subsidiaries is a party, or to which any of its property is subject.

Note 11   Segment Reporting

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

                      Net Sales and Operating Revenues and
                          Operating Income by Segment:

                                                     Three months ended                              Nine months ended
                                                         March 31                                         March 31
                                              2000                     1999                     2000                  1999

Net sales and operating revenues
   Canada                                   $ 77,358                 $ 63,613                 $288,219               $232,120
   Australia                                  27,246                   24,453                   93,558                 79,028
   United Kingdom/1/                               -                        -                        -                 97,141

                                            $104,604                 $ 88,066                 $381,777               $408,289
                                         ===========             ============            =============           ============

Operating income (loss)
   Canada                                   $  5,962                 $  4,957                 $ 34,156               $ 27,367
   Australia                                   1,282                    1,422                    6,088                  5,750
   United Kingdom/1/                               -                  (34,712)                       -                (31,723)
                                         -----------             ------------             ------------            -----------
                                               7,244                  (28,333)                  40,244                  1,394
   General corporate expenses                  1,237                    1,711                   (4,087)                 4,745
                                         -----------             ------------             ------------            -----------
Operating income (loss)                        6,007                  (30,044)                  36,157                 (3,351)
Foreign currency transaction (gains)
  losses                                         127                       80                      291                   (375)
Interest income                                 (862)                    (475)                  (1,674)                (1,011)
Interest expense                                 129                    1,025                      414                  4,307
                                         -----------             ------------             ------------            -----------
Net income (loss) before  income taxes      $  6,613                 $(30,674)                $ 37,126               $ (6,272)
                                         ===========             ============             ============            ===========

                                         Identifiable Assets by Segment


                                           March 31                 June 30                  March 31
                                             2000                     1999                     1999
  Canada                                    $155,013                 $136,703                 $127,886
  Australia                                   49,571                   53,787                   54,477
  United Kingdom/1/                                -                        -                        -
  Corporate                                    2,078                    7,825                    3,983
                                          ----------                ---------               ----------
                                            $206,662                 $198,315                 $186,346
                                          ==========                =========               ==========


/1/The Company's United Kingdom subsidiary was sold during the third quarter of fiscal year 1999.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

InterTAN is engaged in the sale of consumer electronics products primarily through company-operated retail stores and dealer outlets in Canada and Australia. The Company's retail operations are conducted through two wholly-owned subsidiaries: InterTAN Australia Ltd., which operates in Australia under the trade names "Tandy" and Tandy Electronics; and InterTAN Canada Ltd., which operates in Canada under the trade name "RadioShack". The Company previously also had retail and dealer outlets in the United Kingdom. These operations were conducted through a wholly owned subsidiary, InterTAN U.K. Limited, which operated under the "Tandy" name. Effective January, 1999, the Company's subsidiary in the United Kingdom was sold. All of these trade names are used under license from Tandy Corporation ("Tandy"). In addition, the Company has entered into an agreement in Canada with Rogers Cantel Inc. ("Cantel") to operate telecommunications stores on its behalf, currently trading under the banner Rogers AT&T (the "Rogers AT&T stores"). At March 31, 2000, 51 Rogers AT&T stores were in operation.

As indicated above, in January 1999, the Company sold its United Kingdom subsidiary. In addition, during the third quarter of fiscal year 1999, a special tax charge of $8,039,000 was recorded, reflecting the settlement of a dispute with the Canadian tax authorities. The table below, reflects the results of the Company's operations for the three and nine-month periods ended March 31, 2000 compared with the reported results of operations for the same period a year ago as well as those same results of operations, adjusted to remove the results of the United Kingdom subsidiary, and the special Canadian tax charge.

InterTAN, Inc.
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(Unaudited - In thousands)


                                          Three months ended                                         Nine months ended
                                               March 31                                                   March 31
                               2000                         1999                       2000                        1999
                                                  As                  As                                    As             As
                                               Reported            Adjusted                              Reported        Adjusted
                            ----------    ----------------    ----------------    ---------------    ---------------    ------------
Net sales and operating
 revenues..................   $104,604            $ 88,066             $88,066           $381,777           $408,289       $311,148
Other income...............         69                  73                  73                218                202            171
                            ----------    ----------------    ----------------    ---------------    ---------------    -----------
                               104,673              88,139              88,139            381,995            408,491        311,319

Operating costs and
 expenses:
 Cost of products sold.....     59,817              49,266              49,266            222,542            230,775        173,697
 Selling, general and
  administrative expenses..     37,297              32,817              32,817            118,853            140,971        105,098
 Depreciation and
  amortization.............      1,552               1,388               1,388              4,443              5,008          4,152
 Loss of disposition of
  United Kingdom
   subsidiary..............          -              34,712                   -                  -             35,088              -
                            ----------    ----------------    ----------------    ---------------    ---------------    -----------
                                98,666             118,183              83,471            345,838            411,842        282,947
                            ----------    ----------------    ----------------    ---------------    ---------------    -----------
Operating income (loss)....      6,007             (30,044)              4,668             36,157             (3,351)        28,372
Foreign currency
 transaction (gains)
 losses....................        127                  80                  80                291               (375)          (366)
Interest income............       (862)               (475)               (475)            (1,674)            (1,011)          (900)
Interest expense...........        129               1,025               1,025                414              4,307          3,269
                            ----------    ----------------    ----------------    ---------------    ---------------   ------------
Income (loss) before
 income taxes..............      6,613             (30,674)              4,038             37,126             (6,272)        26,369
Provision for income taxes.      2,985              10,548               2,509             16,750             21,481         13,442
                            ----------    ----------------    ----------------    ---------------    ---------------    -----------
Net income (loss)..........   $  3,628            $(41,222)            $ 1,529           $ 20,376           $(27,753)      $ 12,927
                            ==========    =================   ================    ===============    ===============    ===========

Basic net income (loss)
 per average common share..   $   0.12            $  (2.08)            $  0.08           $   0.68           $  (1.44)      $   0.67

Diluted net income (loss)
 per average common share..   $   0.12            $  (2.08)            $  0.08           $   0.66           $  (1.44)      $   0.53


     Foreign Exchange Effects

     Profit and loss accounts, including sales, are translated from local currency values to U.S. dollars at monthly average exchange rates. During the third quarter of fiscal year 2000, the U.S. dollar was weaker against the Canadian but stronger against the Australian dollar relative to the comparable values during the third quarter of the prior year. As a result, the same local currency amounts in Canada translate into more U.S. dollars as compared with the prior year. For example, if local currency sales in Canada in the third quarter of fiscal year 2000 were the same as those in the third quarter of the prior year, the current fiscal year income statement would reflect a 4.0% increase in sales when reported in U.S. dollars. The exact opposite would hold true in Australia, where the currency declined by 0.8% over the third quarter of fiscal year 1999.

The following table outlines, for the three-month period ended March 31, 2000, the percentage change in the weighted average exchange rates of the currencies of Canada and Australia as compared to the same three-month period in the prior year:

           ___________________________________

            Canada               4.0%

            Australia           (0.8)%
          ___________________________________

Sales Outlets

The geographic distribution of the Company's sales outlets is summarized in the following table:


                      Mar 31       Dec 31     Sept 30       Jun 30     Mar 31
                       2000         1999        1999         1999       1999
Canada
   Company-operated    457/(1)/     459/(1)/    450/(1)/     450/(1)/   449/(1)/
   Dealer              346          343         338          330        332
-------------------------------------------------------------------------------
                       803          802         788          780        781
-------------------------------------------------------------------------------

Australia
   Company-operated    221          222         222          222        225
   Dealer              111          124         124          124        126
-------------------------------------------------------------------------------
                       332          346         346          346        351
-------------------------------------------------------------------------------

Total
   Company-operated    678          681         672          672        674
   Dealer              457          467         462          454        458
-------------------------------------------------------------------------------
                     1,135        1,148       1,134        1,126      1,132
-------------------------------------------------------------------------------

(1)  At March 31, 2000, December 31, 1999, September 30, 1999, June 30, 1999 and
     March 31, 1999, the Company operated 51, 50, 45, 45, and 45 stores, respectively, on behalf of Rogers AT&T. Also at the same dates the company operated 3, 3, 1, 1 and 7 store-in-store formats in certain locations of the Hudson's Bay Company. Since all of these locations are not company-owned, they are not included in the above table.

Net Sales and Operating Revenues

Net sales and operating revenues ("sales") in U.S. dollars during the third quarter of fiscal year 2000 were $104,604,000, an increase of 18.8% over the same period a year ago. This sales comparison was affected by foreign currency fluctuations. The increase, measured at the same exchange rates, was 15.6%.

The table which follows shows, by geographic segment, the percentage changes in net sales for the quarter and nine months ended March 31, 2000, compared to the corresponding period in the prior year. Changes are presented in both U.S. dollars and local currencies to show the effects of exchange rate fluctuations. The change in comparative - stores sales, measured at the same exchange rates, is also shown:

                                   Net Sales
                                   ---------

                       Percentage Increase (Decrease)
                       ------------------------------

                                      Three Months Ended                    Nine Months Ended
                                        March 31, 2000                        March 31, 2000
                               Local                Comparative       Local                Comparative
                             Currency      US$         Store         Currency      US$        Store
                             -----------------------------------   -------------------------------------
Canada                         16.9%      21.6%       12.9%          19.6%        24.2%        16.1%
Australia                      12.2%      11.4%       10.9%          14.3%        18.4%        11.5%
                               -----      -----       -----         ------       ------        -----
Combined                       15.6%      18.8%       12.3%          18.3%        22.7%        14.8%
                               =====      =====       =====         ======       ======        =====

Including United Kingdom/1/    15.6%      18.8%       12.3%         (8.5)%       (6.5)%        14.8%
                               =====      =====       =====         ======       ======        =====

/1/ The Company's United Kingdom subsidiary was sold during the third quarter of fiscal year 1999.

The three month-period ended March 31, 2000 represents the ninth consecutive quarter of double-digit comparable store sales growth at InterTAN. The Company's consumers continue to demand products displaying the latest in technological advances, and, in particular, digital products. This consumer demand was reflected in the sales performance in both of InterTAN's countries and was particularly evident in cellular, computers and related accessories, and, in Canada, direct-to-home satellite.

Sales in Canada for the three-month period ended March 31, 2000 increased by 16.9% in local currency over the same quarter a year ago, with comparable-store sales increasing by 12.9% during the same period. The direct-to-home satellite market continues to provide significant revenue growth opportunities in Canada. Sales in this category for the quarter were up 95% over the same quarter last year, with unit sales more than double last year's level. Sales of computer hardware were up over 25% and would have been even stronger but for the late delivery of product by a key vendor. Wireless/PCS was also a significant component of the strong Canadian sales performance, with sales in that category increasing by 22% over the prior year quarter. The seasonal goods and miscellaneous income category was up over 50%, led by the sale of radio-controlled cars, as that product continues to be a year round item. The expansion of the Company's Panasonic Wall store-in-store concept from 20 to 200 stores, which was completed during the quarter ended December 31, 1999 continues to be a major factor in building sales in the audio/video and personal electronics categories. The stores with the Panasonic Wall continue to significantly out-perform the rest of the Company's stores in these important categories. As previously announced, The Company and Panasonic have agreed that this concept will be further expanded to an additional 200 stores for a total of 400 stores during the latter part of fiscal year 2000 and early part of fiscal year 2001.

In Australia, sales for the quarter increased by 12.2%, with comparable store sales increasing by 10.9%. Sales of computers and related accessories continue to be an important factor in sales growth in Australia. Sales of PC's and monitors increased by 112% and, when accessories and other peripherals are included, sales in the computer category as a whole increased by 62%. This strong performance is reflective of the Company's new computer strategy in Australia which includes both a re-merchandising of the stores and an enhanced marketing program. Sales of TV's, VCR's and camcorders increased by 42% and sales of CD players and hi-fi components grew by 29%. Sales of cellular/PCS, including air time cards, increased by 27% over the prior year quarter. Sales of prepaid models and related airtime cards were particularly strong. Going forward, management will continue to roll out of many of the new initiatives, strategies and alliances introduced earlier in Canada. These strategies will include:

     . Re-assorting the stores to make the Company's presentation in important growth categories, such as high-tech digital products, even more compelling.

     . Re-modeling approximately one-third of the stores to the next generation look by the end of the current calendar year. These stores will be larger than the Company's existing stores and provide an opportunity to more effectively merchandise a broader and deeper product assortment.

     . Continued growth from the dealer division. The Company will aggressively pursue opportunities to build its dealer base and to increase sales to existing dealers.

     . Introduction of broadband Internet connectivity. This product is a logical extension to the Company's growing PC accessory line.

Gross Profit

Gross profit for the third quarter of fiscal year 2000 in U.S. dollars increased by $5,988,000, up 15.4% from the same quarter last year. Measured at the same exchange rates, gross profit increased by 12.5%.

The following analysis summarizes the components of the change in gross profit from the comparable prior year quarter (in thousands):


-------------------------------------------------------------------------------
Higher sales                                $6,223
Lower gross margin percentage               (1,264)
Foreign currency rate effects                1,028
-------------------------------------------------------------------------------

Increase in gross profit                    $5,987
===============================================================================

The following table illustrates gross profit as a percentage of sales, by segment area, for the three and nine-month periods ended March 31, 2000 and 1999:


                           Three months ended             Nine months ended
                                March 31                       March 31

                           2000        1999                2000       1999
------------------------------------------------------------------------------
Canada                    42.5%       42.8%               41.4%       43.4%
Australia                 43.7%       47.3%               42.8%       46.4%
------------------------------------------------------------------------------
Combined                  42.8%       44.1%               41.7%       44.2%
United Kingdom/1/            -           -                   -        41.2%
------------------------------------------------------------------------------
Consolidated              42.8%       44.1%               41.7%       43.5%
==============================================================================

/1/ The Company's United Kingdom subsidiary was sold during the third quarter of fiscal year 1999.

There were a variety of factors that contributed to the reduction in the gross margin percentages in Canada and Australia.

In Canada, the reduction was more than explained by a shift in the sales mix away from higher margin private label products towards lower margin national brands and the increase in the sale of high ticket but lower margin items, such as computers. This shift in mix accounted for about 180 basis points of margin decline and was almost fully offset by after sale compensation in the form of residuals and sales-based volume rebates. The 30 basis point margin decline in Canada was significantly less than that experienced in either the first or the second quarters, when margins declined year on year by 280 basis points and 260 basis points, respectively. This is reflective of the fact that many of the new programs and initiatives which have contributed to higher sales but lower margins have now been in effect for over a year. While some deterioration in margins will continue, management expects that the pace of reduction will continue to slow in coming periods.

In Australia, margins for the quarter fell by 360 basis points to 43.7% from 47.3% last year. This decline is similar to that experienced in the previous quarter. There were several factors which contributed to this decline:

    . Sales of higher margin software and accessories in the computer category did not grow as fast as the sale of CPU's to help mitigate the large increase in sales of lower margin end product.

    . A significant shift in the mix of cellular sales from more lucrative contract programs to lower margin prepaid air time models. Management has introduced new advertising and incentive programs for sales associates to help offset this trend.

    . Clearance activity associated with the orderly transition of certain of the Company's product lines from house brands to nationally branded goods.

Management estimates that a shift in product mix accounted for about one-half of the margin decline, with cellular mix and clearance activity making up the remainder.

Management will continue to pursue opportunities to counteract the pressure placed on margins by the Company's customers' increasing demand for new, digital technologies which, although offering great opportunities for sales growth, carry lower than our traditional margins. Strategies will include aggressively investigating opportunities to build sales of more profitable parts and accessories, including high speed internet connections, batteries and other products to help the Company's customers get "connected". Importantly, InterTAN will continue to stress the sale of products carrying after-sale compensation, including both residuals and sales-based volume rebates or connection bonuses. These products include direct-to-home satellite in Canada and contract cellular in both countries. During the three months ended March 31, 2000, after-sale compensation totaled $1,060,000, 16% of income before income taxes.

Selling, General and Administrative Expenses

SG&A expenses in Canada, Australia and at Corporate Headquarters for the quarter increased in the aggregate by $4,480,000 over the comparable prior-year quarter. This comparison is influenced by foreign currency rate effects. Measured at the same exchange rates, SG&A expenses in these three segments increased by $3,682,000 or 11%. This compares to combined increases of 15.6% and 12.5% in sales and gross profit, respectively, all measured at the same exchange rates.

The following table provides a breakdown of selling, general and administrative expense ("SG&A") by major category (in thousands):

                 Selling, General and Administrative Expenses
                 --------------------------------------------


(In thousands, except percents)

                                     Three Months Ended                               Nine Months Ended
                                          March 31                                        March 31
                                 2000                    1999                    2000                    1999
                        -----------------------------------------       ------------------------------------------
                           Amount    Pct.          Amount    Pct.          Amount    Pct.          Amount     Pct.
                        ------------------------------------------      -------------------------------------------
Advertising             $   4,398     4.2       $    3,033    3.4      $    15,646    4.1      $    16,402     4.0
Rent                        6,348     6.1            5,801    6.6           19,566    5.1           25,454     6.2
Payroll                    16,486    15.8           14,909   16.9           52,664   13.8           60,926    14.9
Taxes
  (other than
   income taxes)            2,394     2.3            2,163    2.5            7,805    2.0           11,094     2.7
Telephone &
   utilities                1,161     1.1            1,044    1.2            3,319    0.9            4,180     1.0
Other                       6,510     6.2            5,867    6.7           19,853    5.2           22,915     5.7
                        ------------------------------------------     --------------------------------------------
Total                   $  37,297    35.7       $   32,817   37.3      $   118,853   31.1      $   140,971    34.5
                        ==========================================     ============================================




The following is a breakdown of the same-exchange-rate increase in SG&A expenses in Canada, Australia and the Corporate Headquarters during the third quarter of fiscal year 2000 over the same quarter in the prior year (in thousands):


Payroll                            $1,567
Advertising                         1,283
Rent                                  427
Taxes (other than income taxes)       203
Telephone and utilities                87
Other                                 585
                                   ------
Total Canada and Australia          4,152
Corporate expenses                   (470)
                                   ------
                                   $3,682
                                   ======

Payroll increased in both Canada and Australia in support of higher sales. Advertising expense increased in both countries, as the Company enhanced its promotional activities to generate greater revenues. The increase in gross advertising spending was actually higher than indicated, as much of the increase was funded by vendors. Rent increased in both Canada and Australia, both as a consequence of new store openings/relocations and regular rent reviews. Corporate expenses were down, reflecting lower operating costs associated with the Canadian office and relocation expenses recorded in the prior year. The impact of these savings was partially offset by a number of special charges, including costs associated with the stock option plan for non-employee directors, the three-for two split of the Company's common stock and previously-announced performance-based restricted stock awards to certain senior members of management.

SG&A expenses for the nine months ended March 31, 2000 were $22,118,000 lower than in the corresponding period last year. This reduction is more than attributable to the sale of the United Kingdom subsidiary. Measured at the same exchanges rates, SG&A expenses in Canada, Australia and at Corporate Headquarters increased by 9.3% for the nine-month period. For that same period sales and gross profit dollars, measured at the same exchange rates, increased by 18.3% and 11.7%, respectively.

The reduction in SG&A expenses as a percentage of sales during both the three and nine-month periods ended March 31, 2000 was attributable both to the rate of sales growth and, to a lesser extent, the sale of the Company's United Kingdom subsidiary. The following table illustrates SG&A as a percentage of sales, by geographic segment area:

                                   Three months ended                Nine months ended
                                         March 31                       December 31
                                   2000            1999            2000           1999
-----------------------------------------------------------------------------------------------------
Canada                             33.3%           33.4%           28.4%           30.3%
Australia                          37.9%           40.4%           35.4%           38.2%
-----------------------------------------------------------------------------------------------------
Combined                           35.7%           37.3%           31.1%           33.8%
United Kingdom/1/                     -               -               -            36.9%
-----------------------------------------------------------------------------------------------------
Consolidated                       35.7%           37.3%           31.1%           34.5%
======================================================================================= ==============

/1/ The Company's United Kingdom subsidiary was sold during the third quarter of fiscal year 1999.

Interest income and expense

Interest income increased during the three months ended March 31, 2000 by $387,000 over the same quarter last year, reflecting the Company's stronger cash position. During the same two periods, interest expense declined by $896,000. Interest expense during the current quarter consisted entirely of amortization of loan origination fees and standby charges, as the Company had no borrowings during the quarter. The reduction in interest expense over the prior-year quarter was attributable to the conversion of the Company's 9% subordinated convertible debentures (the "Debentures") during the fourth quarter of fiscal year 1999.

Provision for Income Taxes

The provision for income taxes decreased during the third quarter of fiscal year 2000 by $7,563,000 over the same period a year ago. However, last year's provision included a special charge of $8,039,000 in settlement of a dispute with the Canadian tax authorities. On a comparable basis, the provision for income taxes increased by $476,000, reflecting higher profits, primarily in Canada. On a comparable basis, the effective rate of tax for the quarter was 45.1% down significantly from 62.1% for the same quarter last year. This reduction is attributable to the elimination of interest on the Debentures and reduced corporate expenses, for which no tax benefit was recognized.

Goods and Services Tax - Australia

Effective July 1, 2000, Australia will move from a wholesale-based sales tax system to a goods and services tax or GST - a system much like a European value added tax.

Under the present system, the tax is included in the retailer's cost. The rate ranges from 0% to 22%, depending on the class of goods. Management estimates that the weighted average tax included in the Company's inventory in Australia to be about 18%. The retailer recovers this tax by factoring it into the selling price. It is important to note that the wholesale tax is a tax on the retailer not the consumer. The consumer ultimately pays - but through a higher retail price.

This wholesale-based tax will be replaced by the GST effective July 1, 2000. Under the GST, instead of the retailer paying a tax on cost, the consumer will now pay a tax on the selling price of the goods. The rate will be 10% and, with one or two exceptions, will apply to all goods and services. For the retailer, this means a reduction in cost of goods sold, since it no longer pays the sales tax. However, it will also mean lower revenues, as the government has mandated that this tax saving must be passed on to the consumer - i.e., the retailer cannot increase gross profit dollars as a result of the change.

The following is a brief summary of how this tax change will affect InterTAN in
Australia:

    . Reported sales will decline, as the old sales tax is removed from the selling price. Management estimates that reported sales in the Company's stores will be reduced by about 10%. The Company will, however, report comparable-stores sales on a consistent basis by making a corresponding adjustment to the prior years' sales on a pro-forma basis.

    . Cost of goods sold will also decline, as the old sales tax is excluded from cost.

    . Management estimates that the gross margin percentage will increase by about 4 percentage points, as the tax is excluded from both sales and cost of goods.

    .  Importantly, the impact on gross profit dollars will be neutral.

    . Management estimates that carrying value of inventories will decline by about 10%.

    . There will also be a short-turn cash flow benefit, as sales tax currently in inventory will be refunded over a period of months.

Generally speaking, whether or not the consumer will pay more or less for a particular item on a tax-included basis will depend primarily on the gross margin associated with the product. The all-in price of low-ticket, high-margin items such as parts and accessories will go up, while the price for higher-ticket, lower margin goods such as branded telephones, televisions and digital cameras will fall. Management believes there are some indications that uncertainty about the direction prices will take is already causing consumer confusion and some delays in purchases, especially of larger ticket items.


                              Financial Condition
                              -------------------

Most balance sheet accounts are translated from their values in local currency to U.S. dollars at the respective month end rates. The table below outlines the percentage change, to March 31, 2000, in exchange rates as measured against the U.S. dollar:

                       Foreign Exchange Rate Fluctuations
                       ----------------------------------

             % Increase (Decrease)   % Increase (Decrease)
              from March 31, 1999      from June 30, 1999
             ----------------------  ----------------------

Canada               4.1                     1.6
Australia           (4.3)                   (9.1)


Inventories

Inventories increased from March 31, 1999 to March 31, 2000 by $4,262,000. However, $1,710,000 of this increase was attributable to foreign currency rate effects. During the same period, measured at the same exchange rates, inventories increased by 2.3%, significantly less than the quarter-on-quarter increases in sales and gross profit dollars. The Company was able to achieve this increase by sourcing a greater portion of its inventories locally, requiring shorter lead times and lower order quantities. This strategy enabled the Company to better manage the supply chain. Similar factors explain the increase in inventories from June 30, 1999 to March 31, 2000.


Accounts Receivable

The increases in accounts receivable at March 31, 2000 from both March 31 and June 30, 1999 are primarily attributable to increases in sales generally and, in particular, sales of cellular, direct-to-home satellite and similar products involving activation income and volume rebates from vendors.

Income Taxes Payable

The increase in income taxes payable from March 31, 1999 to March 31, 2000 results from increased profits in both the Canadian and Australian subsidiaries. In the third quarter of fiscal year 1999, the Company reached an agreement with the Canadian tax authorities relating to the settlement of a dispute regarding the 1990 to 1993 taxation years. While the amount in dispute has been agreed and a settlement agreement has been executed, the Company has not yet been fully reassessed and, accordingly, this amount has not been paid. Management estimates that payment relating to these issues, approximately $14,000,000, will be made in the fourth quarter of fiscal year 2000 or early in fiscal year 2001.

The Company's remaining dispute with the Canadian tax authorities relates to the 1987 to 1989 taxation years. See Note 7 to the Company's Consolidated Financial Statements, which is incorporated herein by reference. The Company believes it has meritorious arguments in support of its position on the underlying issues relating to this matter and, accordingly, no additional provision has been recorded, pending the outcome of the appeal process. Depending on the ultimate outcome of this matter, the Company could have an additional liability of $0 to $12,000,000. It is not possible for management to make any reasonable determination of when any of these issues will ultimately be resolved. An audit of the Company's Canadian subsidiary's income tax returns by Revenue Canada for the 1995 to 1996 taxation years is in process.

Audits of the Company's United States income tax returns for the 1990-1994 years by the Internal Revenue Service (the "IRS") were completed during 1999. The Company has been advised that the IRS alleges that the Company owes additional taxes in respect of those years. The issues involved relate primarily to the Company's former operations in continental Europe and the United Kingdom. The Company disagrees with the IRS's position on these issues and believes it has meritorious arguments in its defense. The Company has filed a protest rebutting the assertions made by the IRS and is in the process of vigorously defending its position. Management believes that it has a provision recorded sufficient to pay the estimated liability resulting from the issues in dispute; however, the amount ultimately paid could differ from management's estimate.

                        Liquidity and Capital Resources
                        -------------------------------

Cash flows from operating activities during the nine-month period ended March 31, 2000 generated $20,545,000 in cash, compared with $22,606,000 in cash during the comparable period last year. This change was due primarily to changes in working capital, partially offset by an increase in net income, adjusted for non-cash items. In the nine months ended March 31, 2000, working capital changes consumed $5,883,000 in cash, while generating $9,156,00 in cash in the comparable period a year ago. Net income, adjusted for non-cash items, on the other hand improved significantly, generating $12,978,000 more cash than in the same period last year.

Cash flow from investing activities consumed $6,363,000 and $14,791,000 in cash during the nine months ended March 31, 2000, and 1999, respectively. In the current year, this cash outflow is explained by additions to property and equipment. In the comparable prior year period the effects of capital expenditures had been augmented by the effects on cash of the disposal of the United Kingdom subsidiary.

Cash flows from financing activities during the nine months ended March 31, 2000 consumed $12,300,000 in cash. In November, 1999, InterTAN's Board of Directors announced a program under which management was authorized to purchase up to 1,500,000 shares of the Company's common stock. By March 31, 2000, all 1,500,000 shares had been purchased at an aggregate cost of $15,468,000. The effects of this cash outflow were partially offset by proceeds from the issuance of common stock to employee plans and from the exercise of stock options. During the nine-month period ended March 31, 2000, cash flow from financing activities generated $3,647,000 in cash, primarily as a result of changes in short-term borrowings and from the issuance of stock to employee plans.

The Company's principal sources of liquidity are its cash and short-term investments, its cash flow from operations and its banking facilities.

In November, 1999, the Company replaced its previous revolving credit facility with a new facility with Bank of America Canada (the "Revolving Credit Facility"). The Revolving Credit Facility is denominated in Canadian dollars in an amount not to exceed C$67,000,000 (approximately $46,200,000 at March 31, 2000 rates of exchange). The amount of credit actually available at any particular time is dependent on a variety of factors including the level of eligible inventories and accounts receivable of InterTAN Canada. The amount of available credit is then reduced by the amount of trade accounts payable then outstanding as well as certain other reserves. The interest rate under the facility is the Canadian prime rate, London Inter Bank Offered Rate plus 1.5% or Bankers Acceptance Rate plus 1.5%, as elected by the Company at the time of
borrowing. Letters of credit are charged at the rate of 1.5% per annum.   In
addition, a standby fee is payable on the unused portion of the credit facility. The amount of this fee is subject to certain thresholds, and ranges from 0.375% to 0.50% of the unused credit line. The Revolving Credit Facility is collateralized by a first priority lien over all of the assets of InterTAN Canada and is guaranteed by InterTAN, Inc. Borrowings under the Revolving Credit Facility by InterTAN Canada Ltd. may be directed to InterTAN, Inc. Subject to certain financial covenants, the payment of dividends and the repurchase of common stock by the Company is permitted.

The Revolving Credit Facility is used primarily to provide letters of credit in support of purchase orders and, from time to time, to finance inventory purchases. At March 31, 2000, there were no borrowings against the Revolving Credit Facility and $15,000 was committed in support of letters of credit. There was $26,120,000 of credit available for use at March 31, 2000. The Company's Merchandise Agreement with Tandy permits the Company to support purchase orders with a surety bond or bonds as well as letters of credit. The Company has entered into an agreement with a major insurer to provide surety bond coverage (the "Bond") in an amount not to exceed $18,000,000. Use of the Bond gives the Company greater flexibility in placing orders with Far East suppliers by releasing a portion of the credit available under the Revolving Credit Facility for other purposes.

The Company's Australian subsidiaries, InterTAN Australia Ltd. and Technotron Sales Corp. Pty, Ltd., have entered into a credit agreement with an Australian bank (the "Australian Facility"). This agreement established a credit facility in the amount of A$12,000,000 ($7,284,000 at March 31, 2000 exchange rates). The Australian Facility has no fixed term and may be terminated at any time upon five days prior written notice by the lender. All or any part of the facility may be used to provide letters of credit in support of purchase orders. A maximum amount of A$5,000,000 ($3,035,000 at March 31, 2000 exchange rates) may be used in support of short-term borrowings. At March 31, 2000, there were no borrowings outstanding against the Australian Facility, nor was any amount committed in support of letters of credit.

The Company's primary uses of liquidity include the funding of capital expenditures, the seasonal build-up of inventories for the 2000 Christmas selling season and possible payments in settlement of tax reassessments. In addition, following the completion of the share repurchase program announced in November, 1999, the Company announced in April 2000 that subject to regulatory approval and market conditions, management had been authorized to purchase up to 1,500,000 additional shares. The Company anticipates that capital additions during the remainder of fiscal year 2000 will approximate $4,000,000, mainly related to store expansion, remodeling and upgrading. Management is currently finalizing its capital requirements for fiscal year 2001 and estimates those requirements to be between $12,000,000 and $15,000,000. In addition, management expects to receive additional income tax reassessments of approximately $14,000,000 late in fiscal year 2000 or early in fiscal year 2001 relating to the settlement of its dispute with Revenue Canada in respect of the 1990-1993 taxation years. See "Income Taxes". The timing of further payments, if any, flowing from other outstanding tax issues cannot be reasonably determine at this time. As indicated above, under the new share repurchase plan, some purchases could occur during the remainder of fiscal year 2000 and into fiscal year 2001, as conditions warrant. It is not practical for management to reasonably estimate the cash required to fund this program during the balance of fiscal year 2000 and in fiscal year 2001.

Management believes that the Company's cash and short-term investments on hand and its cash flow from operations combined with the Revolving Credit Facility, the Australian Facility and the Bond will provide the Company with sufficient liquidity to meet its capital expenditure requirements, to fund any income tax reassessments and to fund its share repurchase program.


                                Year 2000 Issues
                                ----------------

Management recognized that many of the Company's critical systems and those of its key vendors and service partners required modification in order to be ready for the Year 2000.

The Company organized Year 2000 transition teams in both Canada and Australia to address the myriad of issues and challenges presented by the Y2K. Internal systems and hardware were modified or replaced and all material vendors, service providers and other stakeholders were contacted and monitored to ensure there would be no material interruptions in supply. An outside consultant was engaged to assess the Company's state of readiness for the Y2K transition.

Necessary modifications and testing was competed to all critical systems in both Canada and Australia prior to the year 2000. To date the Company has experienced only a few minor systems issues and these were resolved with little or no disruption to the business. There have been no supply chain interruptions and the Company's stores, warehouse and central units have been fully operational. Product returns as a result of Y2K have been minimal. The Company does not expect any further activity or disruptions as a result of the Year 2000 transition.

The Company's estimates that its Year 2000 compliance costs were approximately $550,000, including approximately $225,000 paid to third-party consultants.

In management's opinion, the Company took adequate action to address Year 2000 issues and does not expect the financial impact of the Year 2000 issue to be material to the Company's consolidated financial position, results of operations or cash flows.

PART II - OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS

        The various matters discussed in Notes 7 and 10 to the Company's Consolidated Financial Statements on page 10 and 11 of this Form 10-Q are incorporated herein by reference.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the stockholders during the three months ended March 31, 2000.


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

              4(c) Rights Agreement between InterTAN, Inc. and Bank Boston, NA (filed as Exhibit 4 to the company's Form 8-A filed on September 17, 1999 and incorporated herein by reference)

              *10(a) Composite Copy of Deferred Compensation Plan reflecting amendments authorized by Board of Directors of InterTAN, Inc. on February 14, 2000.

              *10(b) Amendment to Employment Letter Agreement between InterTAN, Inc. and James G. Gingerich dated February 15, 2000.

              *10(c) Amendment to Employment Letter Agreement between InterTAN, Inc. and Douglas C. Saunders dated February 15, 2000.

              *10(d) Amendment to Employment Letter Agreement between InterTAN, Inc. and Jeffrey A. Losch dated February 15, 2000.

              *10(e)      Plan Agreement in respect of Deferred
                          Compensation Plan between InterTan, Inc. and
                          Jeffrey A. Losch dated February 18, 2000.

              *27         Article 5, Financial Data Schedule.

-------------------------
*  Filed herewith

    b)  Reports on Form 8-K:

        No reports on Form 8-K were filed during the three months ended March 31, 2000.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           InterTAN, Inc.
                                            (Registrant)



Date: May 12, 2000                By: /s/ James G. Gingerich
                                      ----------------------
                                      James G. Gingerich
                                      Executive Vice-President and
                                      Chief Financial Officer
                                      (Authorized Officer)



                                  By: /s/ Douglas C. Saunders
                                      -----------------------
                                      Douglas C. Saunders
                                      Vice President and Corporate Controller
                                      (Principal Accounting Officer)

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

*10(a) Composite Copy of Deferred Compensation Plan reflecting amendments authorized by Board of Directors of InterTAN, Inc. on February 14, 2000.

*10(b) Amendment to Employment Letter Agreement between InterTAN, Inc. and James G. Gingerich dated February 15, 2000.

*10(c) Amendment to Employment Letter Agreement between InterTAN, Inc. and Douglas C. Saunders dated February 15, 2000.

*10(d) Amendment to Employment Letter Agreement between InterTAN, Inc. and Jeffrey A. Losch dated February 15, 2000.

*10(e) Plan Agreement in respect of Deferred Compensation Plan between InterTan, Inc. and Jeffrey A. Losch dated February 18, 2000.

*27       Article 5, Financial Data Schedule and InterTAN Canada Ltd.

------------------
*  Filed herewith