Form 10-K
period 2000-06-30
INTERTAN INC
filed 2000-09-27
CIK 803227

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2000
                                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________to ___________________

     Commission file number 1-10062
                            -------

                                InterTAN, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                75-2130875
   ---------------------------------        ---------------------------------
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)

     3300 Highway #7, Suite 904
      Toronto, Ontario, Canada                           L4K 4M3
   ---------------------------------        ---------------------------------
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:          905-760-9701
                                                             ------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                                Name of each exchange on which registered
---------------------------------------                -----------------------------------------
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
Yes     X       No
    ---------      ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  (     )

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 18, 2000 was $371,021,657 based on the New York Stock Exchange closing price on such date.

As of September 18, 2000 there were 27,610,194 shares of the registrant's Common Stock outstanding.

                      Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III. With the exception of those portions which are incorporated by reference in this Annual Report on Form 10-K, the definitive 2000 Proxy Statement is not to be deemed incorporated into or filed as part of this Report.

                                 InterTAN, Inc.
                   Form 10-K for the Year Ended June 30, 2000

                               Table of Contents
                               -----------------

Part I                                                                               Page No.
------                                                                               --------
Item 1.    Business
           Description of Business                                                      4
           Employees                                                                    5
           Products and Distribution                                                    5
           Management Information Systems                                               6
           Suppliers                                                                    7
           Geographic/Segment Analysis                                                  7
           Strategic Alliances                                                          9
           Merchandise, License and Advertising Agreements                             11
           Seasonality                                                                 11
           Competition                                                                 11
           Backlog of Orders                                                           11
           Factors That Could Affect Future Performance                                12
Item 2.    Properties                                                                  15
Item 3     Legal Proceedings                                                           15
Item 4.    Submission of Matters to a Vote of Security Holders                         16

Part II
-------
Item 5.    Market for the Registrant's Common Equity and
            Related Stockholder Matters                                                16
Item 6.    Selected Financial Data                                                     17
Item 7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                  18
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                  35
Item 8.    Financial Statements
            Report of Independent Accountants                                          39
            Consolidated Statements of Operations                                      40
            Consolidated Balance Sheets                                                41
            Consolidated Statements of Stockholders'
            Equity                                                                     42
            Consolidated Statements of Cash Flows                                      44
            Notes to Consolidated Financial Statements                                 45
Item 9.     Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                                  65

Part III
--------
Item 10.    Directors and Executive Officers of the Registrant                         65
Item 11.    Executive Compensation                                                     65
Item 12.    Security Ownership of Certain Beneficial Owners and Management             65
Item 13.    Certain Relationships and Related Transactions                             65

Part IV
-------
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K            66
            Signatures                                                                 76

                                     PART I

Item 1   BUSINESS

Description of Business

InterTAN, Inc. ("InterTAN" or the "Company") was incorporated in the State of Delaware in June 1986 in order to receive from RadioShack Corporation ("RadioShack U.S.A."), formerly named Tandy Corporation, the assets and businesses of its foreign retail operations, conducted in Canada under the "RadioShack" trade name and in Australia, the United Kingdom and Europe under the "Tandy" trade name. Following the transfer of assets, on January 16, 1987 RadioShack U.S.A. distributed shares of InterTAN common stock to the RadioShack U.S.A. stockholders in a tax-free distribution on the basis of one InterTAN share for every ten RadioShack U.S.A. shares held. Thus RadioShack U.S.A. effected a spin-off and divestiture of these foreign retail operations and its then ownership interest in InterTAN and its operations, thereby constituting InterTAN as an independent public corporation. The company's operations in continental Europe were closed during fiscal years 1993 and 1994. During fiscal year 1999, the Company sold its subsidiary in the United Kingdom. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Loss on Sale of United Kingdom Subsidiary and Other Restructuring Charges".

InterTAN is engaged principally in the sale of consumer electronics products and services through company-operated retail stores and dealer outlets in Canada and Australia. In Canada, the Company also operates cellular telecommunications stores (the "Rogers AT&T Stores") on behalf of Rogers Cantel Inc. See "Geographic Analysis - Canada". InterTAN's ongoing retail operations are conducted through two wholly-owned subsidiaries: InterTAN Australia Ltd. ("InterTAN Australia"), a New South Wales corporation which operates in Australia under the trade name "Tandy" and InterTAN Canada Ltd. ("InterTAN Canada"), a British Columbia corporation which operates in Canada under the trade name "RadioShack.". As used herein, "InterTAN" or "Company" sometimes collectively refers to InterTAN, InterTAN Australia and InterTAN Canada, according to the context.

As at June 30, 2000, InterTAN's company-operated retail stores and dealers totalled 1,143 consisting of 463 company-operated and 350 dealer stores in
Canada, and 220 company-operated and 110 dealer stores in Australia.   In
addition, at June 30, 2000, the Company operated 51 Rogers AT&T Stores in
Canada.

The format for InterTAN's company-operated stores typically incorporates the concept of small, strategically located stores in malls and shopping centers in Canada and malls, shopping centers and street locations in Australia, each providing the customer with convenience and readily available products and services to meet a wide range of consumer electronic needs. InterTAN emphasizes product knowledge and customer service. The Company believes that its sales associates are noted for their helpfulness and product knowledge and that customers look to the Company's stores to find the answers to their technology questions. The Company is in the process of installing an E-learning system to further build on this strength.

The "dealers" included in the above totals are independent retail businesses which operate under their own trade names but are permitted, under dealer agreements, to purchase any of the products sold by company-operated stores.
The dealer agreements contain a sub-license permitting such dealer to designate its consumer electronics department or business as a:"RadioShack Dealer" or a "Tandy Dealer", as applicable. InterTAN's dealer network enables the Company to penetrate smaller markets which do not have a population base large enough to support a company-operated store.

InterTAN also provides after-sale service for all the products it sells during warranty periods and beyond. The Company has adopted RadioShack USA's "Repair Shop at RadioShack" program in each of its markets. Under this program, the Company offers out-of-warranty repair service to customers for a wide range of nationally branded electronic products. The Company's service centers provide repair capability within a satisfactory turnaround period. The Company also offers extended warranty plans to its customers. Under these plans, the Company will either repair or replace defective product, depending on the nature of the contract, for a specified number of years beyond the normal warranty period.

An E-commerce site, RadioShack.ca, offering customers the opportunity to purchase over 100,000 products through the Internet was introduced in Canada in September, 1999. See " Geographic/Segment Analysis - Canada". Introduction of this concept into the Australian market will likely occur during fiscal year 2001.

Employees

As at June 30, 2000 InterTAN employed approximately 3,425 persons. The managers and sales associates in the Company's contract managed stores in Australia are not considered to be employees of the Company and are, therefore, not included in this total. See "Geographic/Segment Analysis - Australia". Approximately 97 of InterTAN Canada's employees, who are engaged in InterTAN Canada's warehousing and distribution operations, are represented by unions. Approximately 37 of InterTAN Australia's employees are represented by two separate unions. Approximately 31 of those individuals are employed in warehousing operations. The Company considers its relationships with its employees to be good.

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

InterTAN's stores carry a broad range of brand name and private label, quality consumer electronic products. The selection of products offered for sale is comprehensive, ranging from, among other things, small parts and accessories to large ticket items such as computers and stereo systems. Types of product include: telecommunications products and services, personal electronics, computers and related services, batteries, parts and accessories, communications products and audio/video gear. The product line in InterTAN stores varies from country to country due to, among other things, product availability, local laws, regulations, varying electronic and telecommunications standards and consumer preferences. It is management's view that the range of products offered by InterTAN, in particular its parts and accessories, is broader than that typically offered by others in the retail consumer electronics industry. Many products sold through the Company's retail outlets are sold by many other retail stores, including department stores, consumer electronics chains and computer outlets.

Historically, InterTAN was for the most part a private label retailer. While brand name products were included in the product assortment, they were selected primarily to complement the Company's own private label lines as extensions or to offer consumers a choice against which they could compare the relative capability and value of InterTAN's private label products. Over the last two years, this strategy has undergone a re-evaluation. The pace at which new high-tech, digital products are being introduced into the market place has been torrid. Had the Company continued its private label strategy, many opportunities would have been missed because of the time involved in bringing private label offerings of these products to market. In addition, the increasing brand consciousness of consumers was essentially inconsistent with a focussed, private label strategy. From a merchandising point of view, increasingly shorter product life cycles conflicted with the large minimum order requirements needed to sustain a broadly-based private label offering. In today's rapidly changing world in consumer electronics, product must be purchased on a just-in-time basis in order to minimize the risk of obsolescence.

As part of its efforts to meet its customers demands, the Company now offers a wide range of nationally and internationally branded product including, among others, Panasonic, Compaq, Sony, Lexmark, Sharp, StarChoice, Express Vu, Kodak, JVC, NEC/Packard Bell, Optus, Telstra and Sanyo (the lack of a (R), TM or SM is not intended regarding all of the names referred to herein above, to indicate a lack of registration therefore). While this strategy, in combination with others, has resulted in a significant increase in gross profit dollars, the strategy has also put pressure on the gross margin percentage as branded goods generally carry margins below those of the Company's historical private label offerings. However, this pressure is partially mitigated by the fact that branded product can often be acquired under more favorable terms, provides advertising support, reduces warranty exposure and reduces inventory risks. The result of this strategy and others has been collectively to improve the Company's operating margins.

While the Company's merchandising strategy has changed radically, it by no means intends to completely abandon its private label lines. Management believes that its private label products offer value to the consumer and also produce above average margins for the Company. For these reasons, certain end products will continue to be offered in areas where the Company has built credibility with consumers. In addition, the Company's extensive assortment of accessories and batteries will continue to be primarily house-branded. As part of this strategy, the Company works closely with RadioShack U.S.A.'s purchasing and export agent, A&A International, Inc. ("A&A") in an effort to leverage RadioShack U.S.A.'s sourcing capabilities to negotiate favorable prices with Far East vendors. See "Suppliers" and "Merchandise, License and Advertising Agreements".

The Company's private label products are similar, and in many instances identical, to those sold through RadioShack U.S.A.'s retail stores in the United States. Certain of these products carry the trade-marks RadioShack and Optimum, among others, which are used under license from RadioShack U.S.A. See "Merchandise, License and Advertising Agreements - License Agreements." Other products carry the Company's trademarked brands, include Techcessories.

Management Information Systems

The Company's information systems are used to process inventory, accounting, payroll, communications and other operating information for all aspects of the Company's operations. In addition, each of the Company's stores has one or more computers which serve as point-of-sale terminals and are linked to that particular country's operational headquarters. This information network, referred to as EPOS, provides detailed sales and margin information on a daily basis, updates InterTAN's customer database and provides improved financial controls, as well as acting as a monitor of individual store performance. The EPOS systems are also linked directly to a system used to automatically replenish a store's stock as inventory is sold. During the past two years and on a continuing basis, significant refinements have been made to the Company's information systems in order to increase the efficiency of inventory flow, advertising and consumer information, E-Commerce, and to enhance opportunities for employee learning. A new enterprise management system is also being installed in the Australian subsidiary.

Suppliers

During fiscal year 2000, InterTAN Canada and InterTAN Australia acquired approximately 16% of their inventory pursuant to a merchandise agreement with RadioShack U.S.A. and acquired the balance from numerous other manufacturers located in the United States and in the countries in which InterTAN has operations. InterTAN uses A&A as its exclusive purchasing agent and exporter in the Far East. See "Merchandise, License and Advertising Agreements - Merchandise Agreement."

InterTAN purchased approximately $46,000,000 of products through RadioShack U.S.A. in fiscal year 2000. Under its merchandise arrangements with RadioShack U.S.A., InterTAN may purchase any private label products which RadioShack U.S.A. has available for sale in the United States in its then current catalog, or those products which may otherwise be reasonably available from RadioShack U.S.A. or through A&A. Through its ongoing relationship with RadioShack U.S.A., InterTAN is able to take advantage of RadioShack U.S.A.'s sourcing strength to obtain selected products which management believes generate gross margins which are higher than industry averages and which offer enhanced customer value. The Company also uses this relationship to offer its customers a broad and deep range of parts and accessories. While the Company from time to time enters into exclusivity arrangements with certain suppliers (see "Business - Strategic Alliances"), with the exception of Rogers AT&T, InterTAN is not materially dependent on any one supplier other than RadioShack U.S.A. See "Merchandise, License and Advertising Agreements." A loss or disruption of supply from Rogers AT&T could have a material adverse effect on RadioShack Canada's business until such time as an alliance could be concluded with one of Canada's three other major cellular carriers.

Geographic/Segment Analysis

InterTAN is organized along geographic lines. The Company's segments include its Canadian and Australian retail operations and its Corporate Headquarters. InterTAN closed all company-operated outlets in continental Europe during fiscal years 1993 and 1994 and sold its United Kingdom subsidiary during fiscal year 1999. InterTAN has broader market coverage than most of its competitors due to the large number of stores in each country in which it operates. Market coverage is further enhanced by the Company's dealer networks.

During fiscal year 1999, the Company's Corporate Headquarters was relocated from the United States to Canada.

A table appears in Note 16 to the Consolidated Financial Statements which appears on page 62 of this Annual Report on Form 10-K which shows net sales, depreciation and amortization, operating profit (loss), identifiable assets and capital expenditures of the Company by segment / geographic area for the three years ended June 30, 2000. This table is incorporated herein by reference.


Canada
As at June 30, 2000, InterTAN Canada operated a total of 463 RadioShack stores in Canada. In addition, a network of dealers accounted for a further 350 retail locations. InterTAN Canada uses a form of contract management program, similar to that used in Australia, in a small number of its company-operated stores.
See "Geographic Analysis - Australia". The Company also operated 51 Rogers AT&T Stores at June 30, 2000. See "Strategic Alliances - Canada - Rogers AT&T Stores."

The average size of a RadioShack Canada store is approximately 1,800 square feet. During fiscal year 2000 the Company opened 21 "new concept" stores.
These stores have a larger footprint than the Company's regular stores (2,500-4,000 square feet). These stores are located in both enclosed shopping centers and power center strip plazas and represent either a new store or the relocation and reformatting of an existing store. In addition to the Company's full product assortment, the new concept stores carry a significantly expanded range of audio/video products. The Company also operates a few express stores in Canada. These express stores feature a targeted range of merchandise in a more compact floor plan and were established in high traffic areas that did not have a company-operated store or which could support a second location. A clearance center is also in operation in Canada.

During fiscal year 2000, the Company also launched its e-commerce site, RadioShack.ca. This virtual store allows customers the convenience of shopping for a wide variety of electronics and other products from their desktop. Customer's have the option of having product delivered to their door or taking delivery at their nearest RadioShack store. The Company's alliance with Chapters Online not only gives the Company's products more exposure to consumers, but also expands the product offering. The Company intends to closely weave its on-line presence with its physical stores by introducing browse and order stations intended to maximize product access by its customers and sales associates. See "Strategic Alliances - Canada - Chapters Online".

The consumer electronics industry in Canada is highly competitive. Based on publicly available material, InterTAN believes that the largest retailer in Canada in fiscal year 2000 (other than department stores) which had a product line similar to, or competitive with, products offered for sale by InterTAN Canada was Future Shop which operated through approximately 83 locations. InterTAN's other main competitors in Canada are department stores, computer and business product specialty retailers, general retailers and other consumer electronics retailers. While there can be no assurance as to the extent to which competition may affect future sales growth and profit potential, management believes that InterTAN Canada's range of products and service orientation differentiate the Company from other consumer electronics retailers in Canada, or similar big box entrants into the marketplace. The Company has also established a market position in important growth categories, including wireless and other digital products, and direct-to-home satellite systems. The Company also distinguishes itself from its competitors through its "Power-Up" philosophy, which espouses that most product on display be either plugged in or loaded with batteries so that hands on demonstrations can be given to customers.

InterTAN Canada's RadioShack stores are very similar to those operated by RadioShack U.S.A. in the United States. Because of its geographic proximity to the United States, InterTAN Canada enjoys the benefit of name recognition, and advertising in general, as many of RadioShack U.S.A.'s advertising programs penetrate the border through media such as cable television and print media.
The Company is the market leader in Canada in the number of retail locations and offers the broadest geographic coverage. InterTAN Canada also maintains a strong presence in secondary retail markets through its dealer network.


Australia

As at June 30, 2000, InterTAN Australia had 220 company-operated stores and 110 dealer stores. Of the 220 company-operated retail stores, 144 were operated under "contract management" arrangements. Under the contract management arrangement, the store manager is not employed by InterTAN Australia. InterTAN Australia supplies the store inventory. The store manager is generally obliged to build up a cash deposit to InterTAN Australia amounting to up to 50% of the average stock value at the store. The gross profit attained by the store is split between InterTAN Australia and the contract manager, who is responsible for paying normal operating expenses such as labor and utility costs out of his/her share of the gross profits. Out of its share of the gross profits, InterTAN Australia is responsible for all occupancy related payments under the relevant stores lease and other fixed operating expenses. InterTAN Australia is committed to providing warranty and service back-up, including advertising and training. Management believes that the contract management program is successful in improving margins and reducing costs by better aligning Company and contract managers' profit goals.

The Company's stores in Australia are generally smaller than their Canadian counterparts and average approximately 1,400 square feet. The Company is actively experimenting with larger formats in Australia. These new stores offer an expanded product range. A sound room is available to demonstrate audio products and home theatre. Four of these stores were opened in fiscal year 2000. Early in fiscal year 2000, the Company completed the design of its "Next Generation" Tandy Australia store. These stores feature a fresh new look, enhanced lighting and an enhanced graphic display of product from key branded vendors including Compaq, Panasonic and Sony. Eleven of these Next Generation stores were installed in fiscal year 2000 and the Company expects to remodel and/or relocate approximately 50-60 additional stores during fiscal year 2001.
A clearance center was opened early in fiscal year 2001 and express stores, similar to those in Canada, are under consideration. The Company anticipates that an e-commerce site will be operational in Australia by the end of fiscal year 2001.

Management believes that InterTAN's primary competitors in Australia are Dick Smith and Harvey Norman which, based on recently available public information, have approximately 130 and 80 stores, respectively. Dick Smith also operates through a dealer network of approximately 80 stores. Other competitors in Australia include department stores and big box chains specializing in business-related products. Competition in Australia also includes independently owned electronics retailers organized into large buying groups, such as Betta and Retravision, each having several hundred members.

As in Canada, the Company differentiates itself from the competition through its market coverage, product assortment, level of customer service, its market position in important new growth categories and through its "Power-Up" program.

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

Canada

Rogers AT&T Stores
The Company has entered into an alliance with Rogers Cantel Inc. ("Cantel") to operate telecommunications stores on that company's behalf. These stores, which originally traded under the "Cantel" banner, have recently been remodelled and now trade under the banner "Rogers AT&T". At June 20, 2000 the Company operated 51 Rogers AT&T stores in major malls across Canada. These stores predominantly carry Rogers AT&T cellular communications products and accessories. Additionally, most of RadioShack Canada's 463 company-operated stores exclusively feature Rogers AT&T wireless communications products and services. Cantel funded the fixturing of "Special" sections in those stores for the exclusive offering of Rogers AT&T cellular products (including digital), paging and other services. This relationship aligns the Company's consumer electronics retail expertise with Rogers AT&T technological strength.

Panasonic
During fiscal year 1999, the Company tested a store-in-store concept with Panasonic. This test was carried out in 20 of the Company's stores and featured Panasonic displays, funded by Panasonic, with a deeper than typical product assortment. This test was highly successful and was expanded to a total of 200 Canadian stores in time for the 1999 holiday season. The stores with these fixtures consistently out perform the Company's other stores in the audio/video category. Subsequently, the respective companies have agreed to extend this fixture to an additional 200 stores for a total of 400 stores.

Cable Modem Service
The Company has formed alliances with five of Canada's premier cable providers, Rogers Communications, Cogeco Cable Systems Inc., Le Groupe Videotron Ltee., Videon CableSystems Inc. and Shaw Communications Inc. These alliances will make internet connectivity through high speed cable modem available in the Company's stores. The Company will continue to refine its Internet strategy as technological advances and market opportunities dictate.

Microsoft / AT&T
The Company has entered into an agreement with Microsoft Canada Co. and AT&T Canada which will enable InterTAN to offer an expanded product line to both on-line and offline customers by placing Internet-enabled, in-store kiosks in the Company's stores. This expanded offering was made possible by the replacement of RadioShack.ca's existing technology with a Microsoft e-commerce solution. As part of this alliance, Microsoft hardware and software as well at AT&T Canada's broadband Internet service will be available in in-store departments in the Company's Canadian stores.

Australia

Cellular
The Company has entered into an arrangement with Cable and Wireless Optus ("Optus") to offer its cellular products in Tandy's 220 company-operated stores. As a part of this arrangement, the Company receives training programs, marketing support and a share of future air time revenues. Optus also funded the construction of display cabinets for its cellular products in most of the Company's Australian stores. In addition, new products and end services released by Optus such as SMS (Short Messaging Service), WAP (Wireless Application Protocol), and GPRS (General Packet Radio Service) will be available to the Company's customers.

The Company has recently re-evaluated its single carrier philosophy in the Australian market. In order to present a more varied choice to consumers and to take full advantage of all available technological innovations, the Company has entered into agreements with Vodafone to sell both its contract and pre-paid products. The Company has also formed an alliance with Hutchinson Telecommunication (Australia) Limited to sell that company's innovative new product, Orange One.

Internet connections
The Company is in the process of initiating high speed cable modem and DSL solutions with Optus and Telstra.

Compaq, Sony, Kodak and Panasonic
Similar in concept to its Canadian alliance with Panasonic, the Company has formed a relationship in Australia with Compaq, Sony, Kodak and Panasonic. Under these alliances, the Company will feature a significant product assortment highlighted by enhanced graphical store-in-store representations for these key brands.

The Company will continue to pursue additional alliance opportunities, to the extent practical, in other areas of its business in both Canada and Australia.

Merchandise, License and Advertising Agreements

Merchandising Agreement
The Company and RadioShack U.S.A. are parties to a Merchandise Agreement which requires the Company to use A&A as its exclusive purchasing agent for products from the Far East during the term thereof. Consequently, the Company must pay A&A an annual purchasing agent/exporter fee. For fiscal year 2000 and future periods this fee was set at $710,000 and will increase pro-rata if sales exceed $400,000,000 and will be reduced by certain credits the Company earns by purchasing products from A&A. This agreement expires June 30, 2010.

License Agreements
The Company has license agreements with RadioShack U.S.A. which permit InterTAN to use the "RadioShack" trade name in Canada and the "Tandy" trade name in Australia and New Zealand. The expiry date of these license agreements is June 30, 2010. The license agreements may be terminated with five years' prior written notice by either party. Each of the license agreements also provides for a license to use certain of RadioShack U.S.A.'s trademarks. In addition, InterTAN has the right to sub-license to its dealers. In consideration for these rights, the Company is obliged to pay a sales-based royalty of up to 1% of consolidated sales. Both the Merchandise Agreement and the license agreements may be revoked by RadioShack U.S.A. in the event of a change in control of InterTAN or a breach of the terms of these agreements.

The rights to use the trade names licensed by RadioShack U.S.A. are currently, and in varying degrees (depending on the country of business), an integral part of InterTAN's marketing strategy. The loss of the licenses would have a material adverse impact on the business of InterTAN.

Advertising Agreement
Pursuant to an advertising agreement with RadioShack U.S.A., the Company is entitled to the limited use of certain marketing materials, research and marks developed by or for RadioShack U.S.A. since January 1, 1994, including the services marks "You've got questions. We've got answers." and "The Repair Shop at RadioShack". The right to use any marks covered by the agreement are vested in the Company by being added to the license agreements described above. The fee paid to RadioShack U.S.A. under this agreement for calendar year 2000 has been set at $125,000.

Seasonality

Like other retailers, InterTAN's business is seasonal, with sales peaking in the November - December holiday selling season. Cash flow requirements are also seasonal since inventories build prior to the holiday selling seasons. Significant inventory growth for all operations typically begins to build in late summer and peaks in mid November.

Competition

InterTAN is a specialty consumer electronics retailer. Products substantially similar to many of those sold through InterTAN's retail outlets are sold by any other retail stores, including department and discount stores, consumer electronics chains and computer outlets. See "Geographic Analysis." Some of these competitors have greater resources, financial or otherwise, than InterTAN.

Backlog of Orders

The Company has no material backlog of orders for the products it sells. Factors That Could Affect Future Performance

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

Reliance on RadioShack U.S.A. Relationship
RadioShack U.S.A., including certain of its affiliates, is one of the Company's principal suppliers and is the licensor of the Company's principal trade names and marks. Maintaining its contractual relationships, particularly the supply and license arrangements, with RadioShack U.S.A. is critical to the Company. The loss of such relationships with RadioShack U.S.A. would have a material adverse effect on the Company. See "Business - Suppliers", "- Merchandise, License and Advertising Agreements" and Note 6 to the Consolidated Financial Statements which is incorporated herein by reference.

Quarterly Variations; Seasonality
The Company's quarterly results of operations may fluctuate significantly as the result of the timing of the opening of, and the amount of net sales contributed by, new stores and the timing of costs associated with the selection, leasing, construction and opening of new stores, as well as seasonal factors, product introductions and changes in product mix. In addition, sales can be affected as a result of store closures. The Company's business is seasonal, with sales and earnings being relatively lower during the fiscal quarters other than the second fiscal quarter which includes the holiday selling season. Adverse business and economic conditions during this period may adversely affect results of operations. In addition, excluding the effects of new store openings, the Company's inventories and related short-term financing needs are seasonal, with the greatest requirements occurring during its second fiscal quarter. The Company's financial results for a particular quarter may not be indicative of results for an entire year and the Company's revenues and/or expenses will vary from quarter to quarter. The Company's operating results may also be affected by changes in global economic conditions in the markets where its stores are located, as well as by weather and other natural conditions. See "Business - Seasonality" and "Management's Discussion and Analysis of Financial Condition and Results of Operations " which is incorporated herein by reference.


Competition
The retailing industry in which the Company operates is highly competitive. Products substantially similar to those sold through the Company's retail outlets are sold by many other retail stores, including department and discount stores, consumer electronics chains, cellular specialists and computer outlets. The nature and extent of competition differs from store to store and also from product line to product line. Certain of the Company's competitors are larger, have a higher degree of market recognition and have greater resources, financial or otherwise, than the Company.

The Company believes that the major competitive factors in its businesses include customer service, store location and number of stores, product availability and selection, price, technical support, and marketing and sales capabilities. The Company's utilization of trained personnel and the ability to use national and local advertising media in each country in which it operates are important to the Company's ability to compete in its businesses. Given the highly competitive nature of the retail industry, no assurances can be given that the Company will continue to compete successfully with respect to the above-referenced factors. See "Business - Geographic/Segment Analysis."

Product Supply
The Company's merchandise strategy places emphasis on private label products in certain product categories. These products are typically sourced for the Company in the Far East and manufactured to the Company's order and specification. Consequently, private label products require larger minimum order quantities and longer lead times than nationally branded product which is generally available locally on reasonably short notice. There can be no assurance that the Company will be able to arrange for the production of private label goods to the level required to meet its merchandising and profit objectives. The private label goods being sourced by the Company in the Far East are also typically purchased by RadioShack U.S.A. and are, therefore, manufactured to North American standards. These products are, with minor, and in many cases, no modifications, suitable for sale in Canada. However, the Company's Australian operation requires products using voltage and other specifications which differ from North American standards. There can be no assurance that vendors will agree to manufacture products to these specifications in quantities that are affordable to the Company. Delays in the timing of arrival of goods from the Far East could also have an adverse impact on the Company's business, particularly delays during the holiday selling season. See "Business - Products and Distribution" and "- Suppliers"

Dependence on Product Development
The Company's operating results are, and will continue to be, subject in part to the introduction and acceptance of new products in the consumer electronics industry. Fluctuations in consumer demand, which could be caused by lack of successful product development, delays in product introductions, product related difficulties or lack of consumer acceptance, could adversely affect the growth rate of sales of products and services and could adversely affect the Company's operating results. The Company's operating results are also affected by its ability to anticipate and quickly respond to the changes taking place in its markets as consumers' needs, interests and preferences alter with time. There can be no assurance that the Company will be successful in this regard. See "Business - Products and Distribution" and " - Strategic Alliances."

Offering Additional Products and Services
The Company's strategy, particularly through certain of its strategic alliances, includes offering direct-to-home satellite and additional communications products and services, which may include, among others, paging, cable television, home security monitoring and communication, cellular phone service, local and long-distance phone service, and Internet access. Entry into new markets entails risks associated with the state of development of the market, intense competition from companies already operating in those markets, potential competition from companies that may have greater financial resources and experience than the Company, regulatory changes, and increased selling and marketing expenses. There can be no assurance that the Company's products or services will receive market acceptance in a timely manner, or at all, or that prices and demand in new markets will be at a level sufficient to provide profitable operations. See "Business - Products and Distribution" and "- Strategic Alliances."

Reliance on Store Locations
The Company's success is dependent in part upon its ability to open and operate new stores on a profitable basis and to increase sales at existing stores. The Company's performance is also dependent to a significant degree upon its ability to hire, train and integrate qualified employees into its operations. The Company plans to open approximately 25 new stores in Canada and Australia in fiscal year 2001. There can be no assurances that the Company will be able to locate and obtain favorable store sites to meet its goals, attract and retain competent personnel, open new stores on a timely and cost-efficient basis or operate the new and existing stores on a profitable basis. The Company plans to open new stores in existing markets, which may result in the diversion of sales from existing stores and thus some reduction in comparable store sales. See "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Net Sales and Operating Revenues."

Need for Additional Financing

The Company requires substantial capital to fund its inventory purchases and store openings and renovations. The Company's ability to grow sales and the future of its operations may be affected by the availability of financing and the terms thereof. There can be no assurance that the Company will have access to the financing necessary to meet its sales growth plans or that such financing will be available to the Company on favorable terms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" which is incorporated herein by reference.

Possible Income Tax Reassessments
The Company has been in discussion with Revenue Canada regarding several issues for a number of years. While many of these issues have been settled, certain others remain outstanding. The Company has also filed a protest to certain claims asserted by the Internal Revenue Service following an audit of the Company's United States income tax returns for the 1990 to 1994 fiscal years. Depending on the level of reassessments which may be received, the Company may need to seek additional financing to pay such reassessments or post deposits necessary to pursue its rights of appeal. There can be no assurance that such additional financing would be available. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Income Taxes" and "- Liquidity and Capital Resources" which is incorporated herein by reference.

Management Information Systems
The Company's success is dependent to a significant degree upon the accuracy and proper utilization of its management information systems. For example, the Company's ability to manage its inventories, accounts receivable, accounts payable and to price its products appropriately, depends upon the quality and utilization of the information generated by its management information systems. In addition, the success of the Company's operations is dependent to a significant degree upon its management information systems. The failure of the Company's management information systems to adapt to business needs resulting from, among other things, expansion of its store base and the further development of its various businesses, could have a material adverse effect on the Company. See "Business - Management Information Systems."

Volatility of Stock Price
The price of the Common Stock may be subject to significant fluctuations in response to the Company's operating results, developments in the consumer electronics industry, general market movements, economic conditions, and other factors. For example, announcements of fluctuations in the Company's, its vendors' or its competitors' operating results, and market conditions for growth stocks or retail industry stocks in general, could have a significant impact on the price of the Common Stock. In addition, the U.S. stock market in recent years has experienced price and volume fluctuations in general that may have been unrelated or disproportionate to the operating performance of individual companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price of the Common Stock and the ability of the Company to access the capital markets, if necessary, to finance its future operations. See "Market for the Registrant's Common Equity and Related Stockholder Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" which is incorporated herein by reference.

Currency Fluctuation and Global Economic Risks
The Company's financial results are reported in U.S. Dollars. Due to the structure of the Company's operations, possible periodic fluctuation of local currencies against the U.S. dollar will have an impact on the Company's financial results. The Company's subsidiaries conduct business in foreign currencies; accordingly, depreciation in the value of those currencies against the U.S. dollar reduces earnings as reported by the Company in its financial statements. The Company's Canadian and Australian subsidiaries purchased approximately 16% of their inventory through RadioShack U.S.A. in fiscal 2000. These purchases were all made in U.S. dollars and the products purchased were sold in Canada and Australia in local currencies. Accordingly, exchange rate fluctuations could have an effect on the Company's gross margins. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" which is incorporated herein by reference.

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


Item 2    PROPERTIES

InterTAN owns two facilities consisting of a 402,000 square-foot building (owned by InterTAN Canada) containing office and warehouse space in Barrie, Ontario, Canada, where the headquarters of InterTAN Canada are located, and two buildings aggregating 152,000 square-feet (owned by InterTAN Australia) containing office and warehouse space in Mount Druitt, New South Wales, Australia, where the headquarters of InterTAN Australia are located.

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

                                                                     Pages
                                                                     -----
          Rent Expense                                                28
          Retail Square Feet                                          17
          Sales Outlets                                               22


Item 3                                    LEGAL PROCEEDINGS

With the exception of the matters discussed in Notes 4 and 10 of the "Notes to Consolidated Financial Statements" on page 50 and 53, respectively, of this Form 10-K, such Notes being incorporated herein by reference, there are no material pending legal proceedings, other than ordinary routine litigation incidental to InterTAN's business, to which InterTAN or any of its subsidiaries is a party or to which any of their property is subject.

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


PART II

Item 5    MARKET FOR THE REGISTRANT'S COMMON EQUITY RELATED
          STOCKHOLDERS MATTERS.

The principal United States market in which InterTAN's common stock trades is the New York Stock Exchange. The common stock also trades in Canada on the Toronto Stock Exchange.

The high and low closing prices in U.S. dollars of InterTAN's common stock on the New York Stock Exchange for each full quarterly period within the two most recent fiscal years is as set out below:

(restated for 3 for 2 stock split)
Quarter ended                                           High             Low
-------------------------------------------------------------------------------
June 2000                                             $ 14.00          $ 10.38
March 2000                                              17.79             8.94
December 1999                                           19.21            12.67
September 1999                                          14.59            11.00
June 1999                                               13.33             6.17
March 1999                                               6.83             4.04
December 1998                                            4.46             2.38
September 1998                                           4.00             2.38


As of August 31, 2000 there were approximately 10,400 record shareholders of InterTAN's common stock. This number excludes shareholders holding stock under nominee security position listing.

InterTAN has never declared cash dividends. Based upon InterTAN's long-term growth opportunities, in the opinion of management, the stockholders are best served by reinvesting all profits.

Item 6    SELECTED FINANCIAL DATA


FINANCIAL HIGHLIGHTS


(In thousands, in U.S. dollars, except percent, per share data,
number of sales outlets and number of employees)                                        Year ended June 30
                                                      2000                   1999/2/                 1998
-------------------------------------------------------------------------------------------------------------
OPERATING RESULTS:
-------------------------------------------------------------------------------------------------------------
Net sales                                        $ 484,218/1/           $ 500,050                $541,374
Gross profit percent                                  42.0                   43.8                    43.1
Operating income (loss)                             44,005                  3,014                   2,360/3/
Net income (loss)                                   25,120                (24,645)                (12,773)
Basic net income (loss)
  per average common share                            0.85                  (1.17)                  (0.70)
Diluted net income (loss)
  per average common share                            0.82                  (1.17)                  (0.70)

-------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION AT YEAR END:
-------------------------------------------------------------------------------------------------------------
Total assets                                       208,076                198,315                 223,547
Net working capital                                104,462                 96,966                 103,701
Long-term debt                                           -                      -                  38,706
Stockholders' equity                               118,776                110,760                  85,990

-------------------------------------------------------------------------------------------------------------
OTHER INFORMATION AT YEAR END:
-------------------------------------------------------------------------------------------------------------
Market capitalization                              337,323                397,104                  67,048
Number of sales outlets                              1,143                  1,127/4/                1,517/4/
Retail square feet
  (company-operated stores)                          1,131                  1,071                   1,354
Number of employees                                  3,435                  3,155                   4,105

                                                     1997                    1996
--------------------------------------------------------------------------------------
OPERATING RESULTS:
--------------------------------------------------------------------------------------
Net sales                                        $519,318               $ 506,445
Gross profit percent                                 44.8                    44.3
Operating income (loss)                            (3,801)/5/              11,629
Net income (loss)                                 (16,609)                 (2,241)
Basic net income (loss)
  per average common share                          (0.97)                  (0.14)
Diluted net income (loss)
  per average common share                          (0.97)                  (0.14)

--------------------------------------------------------------------------------------
FINANCIAL POSITION AT YEAR END:
--------------------------------------------------------------------------------------
Total assets                                      254,307                 261,633
Net working capital                               138,532                 145,471
Long-term debt                                     57,558                  64,730
Stockholders' equity                              106,234                 119,512

--------------------------------------------------------------------------------------
OTHER INFORMATION AT YEAR END:
--------------------------------------------------------------------------------------
Market capitalization                              43,783                  64,242
Number of sales outlets                             1,683/4/                1,780
Retail square feet
  (company-operated stores)                         1,479                   1,424
Number of employees                                 4,366                   4,343

/1/ Fiscal year 2000 was the first full year following the sale of the Company's former subsidiary in the United Kingdom. If sales in that subsidiary were excluded from fiscal years 1999, 1998, 1997 and 1996, sales in those years would have been $402,909,000, $368,846,000, $354,535,000 and $343,309,000,
respectively.

/2/ Fiscal year 1999 includes the sales and operating results of the Company's former subsidiary in the United Kingdom for the first six months of the year as
well as a loss on the disposal of this subsidiary of $35,088,000.   Eliminating
the result of this subsidiary would increase operating income and reduce the net loss by $31,723,000 and $32,641,000 respectively.

/3/ Fiscal year 1998 includes a provision for business restructuring in the United Kingdom of $12,712,000. In addition, related inventory writedowns of $2,325,000 were charged directly to gross profit.

/4/ In fiscal year 1999, the decline in the number of sales outlets is due to the disposal of the Company's former subsidiary in the United Kingdom. In fiscal 1998, the decline was due primarily to the closure of stores under a restructuring plan in the United Kingdom and the planned reduction in the number of low volume dealers in all countries. The latter also affected the number of outlets in fiscal 1997.

/5/ Fiscal year 1997 includes an asset impairment charge of $10,042,000 in the United Kingdom.

Item 7 MANAGEMENT 'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A").

Introductory Note Regarding Forward-Looking Information
Certain statements contained in MD&A including statements regarding the adequacy of the indemnity obtained from the purchaser of the Company's former subsidiary in the United Kingdom, the Company's prospects for continued sales growth in direct to home satellite, audio / video and Family Radio Service in Canada, the impact on future sales of expanding the cellular offering in Australia, changes in the gross margin percentage, the Company's ability to increase residual income streams, the impact of the goods and services tax on product pricing in Australia, the level of future interest income, future effective tax rates, the Company's ability to arrange a new revolving credit facility in Canada and the Company's ability to meet its liquidity needs are forward looking statements about the business, financial condition and prospects of InterTAN, Inc. (the "Company" or "InterTAN"). The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, but not limited to, international economic conditions, interest and foreign exchange rate fluctuations, various tax issues, including possible reassessments, changes in product demand, competitive products and pricing, availability of products, inventory risks due to shifts in market conditions, dependence on manufacturers' product development, the regulatory and trade environment, real estate market fluctuations and other risks indicated in the Company's previous filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.


                             Results of Operations

InterTAN is engaged in the sale of consumer electronics products primarily through company-operated retail stores and dealer outlets in Canada and Australia. The Company's retail operations are conducted through two wholly-owned subsidiaries: InterTAN Australia Ltd., which operates in Australia under the trade name "Tandy"; and InterTAN Canada Ltd., which operates in Canada under the trade name "RadioShack". The Company previously also had retail and dealer outlets in the United Kingdom. These operations were conducted through a wholly-owned subsidiary, InterTAN U.K. Limited, which operated under the trade name "Tandy". Effective January, 1999, the Company's subsidiary in the United Kingdom was sold. See "Loss on Sale of United Kingdom Subsidiary and Other Restructuring Charges". All of these trade names are used under license from RadioShack Corporation ("RadioShack U.S.A."). In addition, the Company has entered into an agreement in Canada with Rogers Cantel Inc. ("Cantel") to operate telecommunications stores ("Rogers AT&T" stores) on its behalf. At June 30, 2000, 51 Rogers AT&T stores were in operation.

All references to "Canada" or "RadioShack Canada", "Australia" or "Tandy Australia", the "United Kingdom" or "Tandy U.K." or "Corporate Headquarters" refer to the Company's reportable segments, unless otherwise noted. The RadioShack Canada segment includes the results of the Rogers AT&T stores described above.

Stock Split

On November 30, 1999, the Company's Board of Directors announced a three-for-two stock split of InterTAN's common stock for stockholders of record at the close of business on December 16, 1999, payable on January 13, 2000. All references made to the number of shares of common stock issued or outstanding, per share prices and basic and diluted net income per common share amounts in the consolidated financial statements and the accompanying notes and MD&A have been adjusted to reflect the split on a retroactive basis. Previously awarded stock options, restrictive stock awards and certain other agreements payable in the Company's common stock have also been adjusted or amended to reflect the split, on a retroactive basis.

Overview

Fiscal year 2000 was the first year in which the Company fully benefited from the sale of its under-performing subsidiary in the United Kingdom. Sales were strong in fiscal year 2000, with both Canada and Australia posting double-digit comparable-store sales gains in all four quarters. Importantly, this sales improvement was sustained to the operating income line which showed an improvement, on a comparable basis, of approximately 27%.

There were a number of special factors and charges in fiscal years 1999 and 1998 that significantly impacted the Company's results of operations and affected the comparability of the reported results with other periods. As previously discussed, in January 1999 the Company sold its under-performing subsidiary, InterTAN U.K. Limited, and recorded a loss of $35,088,000. See "Loss on Sale of Former United Kingdom Subsidiary and Other Restructuring Charges." Also in fiscal year 1999, the Company settled one of its long-standing disputes with the Canadian tax authorities and recorded a related tax charge of $8,039,000. See "Income Taxes."

In fiscal year 1998, the Company announced its plan to close 69 stores in the United Kingdom and recorded a charge of $12,712,000 plus another $2,325,000 in related inventory writedowns. See "Loss on Sale of Former United Kingdom Subsidiary and Other Restructuring Charges."

The tables below reflect the Company's sales, operating income, net income
(loss), and net income (loss) per share for fiscal years 2000, 1999 and 1998, adjusted to eliminate the following: sales and results of InterTAN UK Limited, including the charge relating to the closure of 69 stores in fiscal 1998; the loss on sale of InterTAN UK Limited; and the special tax charge relating to the dispute settled with the Canadian tax authorities.

                                                                                             Year ended June 30
(in thousand, in U.S. dollars, expect per share data)                                2000             1999            1998
--------------------------------------------------------------------------------------------------------------------------
Net sales and operating revenues as reported                                    $ 484,218        $ 500,050       $ 541,374
Less sales of former United Kingdom subsidiary                                          -          (97,141)       (172,528)
                                                                                ---------        ---------       ---------

Net sales and operating revenues as adjusted                                    $ 484,218        $ 402,909       $ 368,846
                                                                                =========        =========       =========

Operating income                                                                 $ 44,005          $ 3,014         $ 2,360

Loss on sale of former United Kingdom subsidiary
     and other restruturing charges                                                     -           35,088          12,712

Operating (income) loss of former United Kingdom
     subsididary before restructuring charges                                           -           (3,365)          9,092/1/
                                                                                ---------        ---------       ---------
Operating income as adjusted                                                    $  44,005        $  34,737       $  24,164
                                                                                =========        =========       =========

Net income (loss) as reported                                                   $  25,120        $ (24,645)      $ (12,773)

Loss on sale of former United Kingdom subsidiary and
   other restructuring charges                                                          -           35,088          12,712

Net (income) loss of former United Kingdom subsidiary
   before restructuring charges                                                         -           (2,447)         10,036/1/

Special provision for income taxes                                                      -            8,039               -
                                                                                ---------        ---------       ---------
Net income as adjusted                                                          $  25,120        $  16,035       $   9,975
                                                                                =========        =========       =========

Basic net income (loss) per average common share
   as reported                                                                  $    0.85        $   (1.17)      $   (0.70)

Diluted net income (loss) per average common share
    as reported                                                                 $    0.82        $   (1.17)      $   (0.70)
                                                                                =========        =========       =========

Basic net income per average common share as adjusted                           $    0.85        $    0.76       $    0.55
                                                                                =========        =========       =========

Diluted net income per average common share as adjusted                         $    0.82        $    0.64       $    0.45
                                                                                =========        =========       =========

/1/ Includes inventory writedowns of $2,325,000 associated with the restructuring charge.

Segment Reporting Disclosures

The Company's business is managed along geographic lines. All references to "Canada", "Australia", "Corporate Headquarters" and "the United Kingdom" refer to the Company's reportable segments, unless otherwise noted. Transactions between operating segments are not common and are not material to the segment information.

Summarized in the table below are the net sales and operating revenues, operating income (loss), and assets for the Company's reportable segments for the fiscal year ended June 30, 2000, 1999, and 1998:

                                                                             Year Ended June 30
(in thousands)                                                    2000                  1999                     1998
---------------------------------------------------------------------------------------------------------------------
Net Sales and operating revenues:
   Canada                                                    $ 364,163             $ 297,314                $ 270,675
   Australia                                                   120,055               105,595                   98,171
   United Kingdom                                                  -                  97,141/1/               172,528
                                                             ---------             ---------                ---------
                                                             $ 484,218             $ 500,050                $ 541,374
                                                             =========             =========                =========

Operating income (loss):
   Canada                                                    $  42,526             $  34,046                $  23,233
   Australia                                                     6,778                 7,139                    5,710
   United Kingdom                                                  -                 (31,723)/1/              (21,804)
   Corporate Headquarters                                       (5,299)               (6,448)                  (4,779)
                                                             ---------             ---------                ---------

Operating income                                                44,005                 3,014                    2,360
   Foreign currency transaction (gains) losses                     209                  (331)                    (761)
   Interest income                                              (2,418)               (1,535)                  (1,172)
   Interest expense                                                587                 4,815                    6,636
                                                             ---------             ---------                ---------

Income (loss) before income tax                              $  45,627             $      65                $  (2,343)
                                                             =========             =========                =========
Assets:
   Canada                                                    $ 155,071             $ 136,703                $ 111,496
   Australia                                                    50,245                53,787                   45,675
   United Kingdom                                                  -                     -                     64,246
   Corporate Headquarters                                        2,760                 7,825                    2,130
                                                             ---------             ---------                ---------
                                                             $ 208,076             $ 198,315                $ 223,547
                                                             =========             =========                =========

/1/The Company sold its United Kingdom subsidiary in January 1999 and recognized a loss of $35,088,000. Accordingly, the Company's 1999 operating results in the United Kingdom reflect only six months of operation and the loss on sale.

/2/Reflects a charge of $12,712,000 associated with the closure of 69 unprofitable stores.

Sales Outlets

The geographic distribution of the Company's sales outlets is summarized in the following table:

                                                                                Year ended June 30
                                                                2000                    1999                    1998
----------------------------------------------------------------------------------------------------------------------------
Canada
   Company-operated                                              463  *                  451  *                  456  *
   Dealer                                                        350                     330                     340
----------------------------------------------------------------------------------------------------------------------------
                                                                 813                     781                     796
============================================================================================================================

Australia
   Company-operated                                              220                     222                     217
   Dealer                                                        110                     124                     125
----------------------------------------------------------------------------------------------------------------------------
                                                                 330                     346                     342
============================================================================================================================

United Kingdom
   Company-operated                                                -                       -                     271
   Dealer                                                          -                       -                     108
----------------------------------------------------------------------------------------------------------------------------
                                                                   -                       -                     379
============================================================================================================================

Total
   Company-operated                                              683                     673                     944
   Dealer                                                        460                     454                     573
----------------------------------------------------------------------------------------------------------------------------
                                                               1,143                   1,127                   1,517
============================================================================================================================

*In addition, the Company operated 51, 45 and 54 stores on behalf of Cantel during fiscal years 2000, 1999 and 1998, respectively.

The dealers included in the preceding table are independent retail businesses which operate under their own trade names but are permitted, under dealer agreements, to purchase any of the products sold by InterTAN company stores. The dealer agreements contain a license permitting the dealer to designate the consumer electronics department of the dealer's business as a "RadioShack Dealer" or a "Tandy Dealer", as applicable. Sales to dealers accounted for approximately 11% of sales in Canada and Australia during fiscal years 2000 and 1999. In fiscal year 1998, dealers sales accounted for approximately 8% of consolidated sales. The decrease in the number of dealers in Australia, in fiscal year 2000 was primarily attributable to a program designed to eliminate dealers that were not purchasing product in sufficient quantities to make them profitable to the Company. The Company intends to continue to explore opportunities to expand its dealer base in both countries to produce profitable sales from communities too small to support company-operated stores.

The Company has entered into an agreement in Canada with Cantel to operate Rogers AT&T telecommunications stores on its behalf. At June 30, 2000, 51 stores were in operation. Under the terms of this agreement, Cantel leases the stores and is responsible for fixed costs, including rent and realty taxes. The Company recognizes revenue from the sale of product from these locations and also receives an activation commission from Cantel. The level of commission received is usually lower than for identical product sold from the Company's own stores. Since these locations are not company-owned, they are not included in the above table.

InterTAN's business is seasonal; sales peak in the November-December holiday selling season. The Company's cash flow requirements are also seasonal since inventories build prior to the holiday selling season. Significant inventory growth for all operations typically begins to build in late summer and peaks in November.

Profit and loss accounts, including sales, are translated from local currency values to U.S. dollars at the monthly average exchange rates. The impact of fluctuations of local country currencies against the U.S. dollar can be significant. During fiscal year 2000, both the Canadian and Australian dollars were stronger on average against the U.S. dollar than they were in fiscal year 1999. As a result, the same local currency amounts translate into more U.S. dollars as compared with the prior year. For example, if local currency sales in Canada in fiscal year 2000 were equal to those in fiscal year 1999, the fiscal year 2000 income statement would reflect a 2.9% increase in sales when reported in U.S. dollars.

The following table outlines the percentage change in the weighted average exchange rates of the currencies of Canada, Australia and the United Kingdom relative to the U.S. dollar as compared to the prior year.

                                        Year ended June 30
(percentage change)                       2000                  1999                     1998
=============================================================================================
Canada                                     2.9                  (6.5)                    (3.7)
Australia                                  0.2                  (7.4)                   (13.5)
United Kingdom                               -                   1.1/1/                   1.7

=============================================================================================

/1/Represents the weighted average exchange rate for the first six months of fiscal year 1999 compared to the same period in the prior year.

Net Sales and Operating Revenues

When the sales of the Company's former subsidiary in the United Kingdom are removed from last year's sales, the combined sales of the Canadian and Australian segments showed an increase in sales in U.S. dollars of $81,309,000 or 20.2%. This sales comparison was affected by foreign currency fluctuations, primarily a stronger Canadian dollar. The increase, measured at the same exchange rates, was 17.6% and comparable-store sales increased by 14.4%. The effect of new stores on this growth was not significant, as the number of company-operated stores grew by only 1.5%. The year over year sales comparison benefited from strong dealer sales, in particular in Canada where dealer sales increased in local currency by 32.8%, and from increases in revenue streams such as volume based bonuses and residuals, which are not credited to individual stores.

The following table illustrates the total percentage sales increase (decrease) by segment area as measured in U.S. dollars and local currencies.

                                                                               U.S. dollars
                                                                            Year ended June 30
       (Percentage Change)                                             2000                     1999                     1998
-----------------------------------------------------------------------------------------------------------------------------------
       Canada                                                          22.5                      9.8                      7.5
       Australia                                                       13.7                      7.6                     (4.3)
       United Kingdom                                                     -                    (43.7)/1/                  4.7

===================================================================================================================================
                                                                                        Local Currencies
                                                                                       Year Ended June 30
                                                                       2000                     1999                     1998
===================================================================================================================================
       Canada                                                          19.0                     17.5                     11.6
       Australia                                                       13.5                     16.1                     10.4
       United Kingdom                                                     -                    (44.3)/1/                  3.0

===================================================================================================================================


/1/Results for the United Kingdom segment for fiscal year 1999 only include sales for the first six months of the year.

The following table illustrates the percentage change in comparative company-operated store sales, measured at comparable exchange rates/1/.

                                                                                     Year ended June 30
(Percentage Change)                                                 2000                    1999                      1998
---------------------------------------------------------------------------------------------------------------------------
Canada                                                              15.4                    18.3                       9.2
Australia                                                           11.5                    14.3                       8.1
United Kingdom                                                         -                    13.3/2/                    8.9

---------------------------------------------------------------------------------------------------------------------------
   Consolidated                                                     14.4                    16.3/2/                    8.9
===========================================================================================================================

/1/Derived from the accumulation of each store's monthly sales in local currency for those months in which it was open both in the current and preceding year. /2/Includes results for the United Kingdom only for the first six months of the year.


Sales in both countries were strong throughout the year, with each country posting a double-digit comparable store sales gain in all four quarters of the year. Combined comparable-store sales in Canada and Australia increased by 17.2% and 8.9% in fiscal years 1999 and 1998, respectively.

In Canada, the sales growth was broadly based, with gains being achieved in most major core categories. Sales of direct-to-home satellite systems increased by over 100%, as the Company has become a destination of choice for consumers who wish to buy this popular product. Penetration of this product in the market place is low and management expects that further sales gains will be achieved in fiscal year 2001. Wireless products continue to be popular with consumers and the Company increased revenues in this category by over 30%. Growth in these two categories - satellite and wireless - is important, as they both have the potential to produce after sale income streams in the form of residuals or sales-based volume bonuses. The audio / video category also performed well with a sales increase of over 20%. The strong performance in this category is demonstrative of the success of the company's store-in-store Panasonic fixture. Tests consistently show that stores with this fixture outperform other stores. During fiscal year 2000, this fixture was rolled out to 200 company-operated stores. Further growth in this category is expected during fiscal year 2001 as the Panasonic fixture will be rolled out to an additional 200 stores. Sales of computer accessories and software increased by over 45% as the Company offered a broader and deeper assortment of these products. Although introduced in the Canadian market too late in the year to have a meaningful impact on sales in the communications category, sales of the newly-approved Family Radio Service ("FRS") were very strong in May and June. Management expects FRS to significantly improve the communications category in fiscal year 2001.

Sales growth in Australia was more narrowly focused, with gains concentrated in a few key categories. Fiscal year 2000 saw the roll out of a new strategy for personal computers, with a wider range of models available in more of the Company's stores. This strategy was successful in producing a sales gain in that category of over 100%. Sales of CPU's and monitors were also used to drive the sale of computer accessories, which grew by over 40%. Merchandise assortment enhancements in the video category began to drive significant sales and profit increases during Q4, and that trend is continuing into Q1 of Fiscal 2001. Fiscal year 2000 was a difficult year for cellular in Australia. As the analog system was eliminated at the end of calendar year 1999, many of the late adopters to digital were infrequent users who opted to purchase the cheaper and less profitable prepaid models. Competition intensified in the distribution channel, putting pressure on both pricing and margins. In response to these market forces, management has decided to expand its cellular product offering in Australia by adding two new carriers - Orange and Vodafone - to its existing partnership with Optus. While sales of prepaid models will continue to be significant, management believes that this new strategy, involving innovative new CDMA based services unlike any offered in North America currently, as well as the rollout of a GPRS/WAP network will increase sales of higher-yield contract phones.

Sales growth in Canada was also broadly-based in fiscal year 1999. Sales growth was most evident in the wireless and computer categories, reflecting not only the emphasis placed on these categories, but also strong consumer demand. In wireless, the performance of the Rogers AT&T stores was a major contributor to growth, with those stores producing an overall sales gain of over 25%, despite a reduction in the store count of over 15%. Direct-to-home satellite also played an important part in Canada's sales growth for the year. The Company's focus on the telephone and battery categories continued to deliver strongly on the sales line.

The growth in sales in Australia in fiscal year 1999 was also broadly-based, with increases experienced in almost all product categories. Sales of computers were particularly strong. In the wireless category, introduction of the prepaid cellular telephone into the Australian market resulted in sales growth, both of handsets and related airtime cards. Sales of subscriber-based digital cellular were also strong, as the government planned to substantially shut down the analog system at the end of 1999. Sales gains in batteries and telephones also contributed to overall sales growth in Australia.

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

Gross Profit

The Canadian and Australian segments combined to produce an increase in gross profit, measured in U.S. dollars, of 13.5%. Measured at the same exchange rates, gross profit in Canada and Australia increased by 11.1%.

The following analysis summarizes the components of the change in the gross profit from the prior year:

                                                                                                                Change in
(in thousands)                                                                                                 Gross Profit
---------------------------------------------------------------------------------------------------------------------------
Higher sales in Canada and Australia                                                                             $  32,232
Lower gross margin percentage in Canada and Australia                                                              (11,973)
Foreign currency rate effects                                                                                        3,841
--------------------------------------------------------------------------------------------------------------------------
                                                                                                                    24,100

Effect of Sale of United Kingdom subsidiary                                                                        (40,063)
--------------------------------------------------------------------------------------------------------------------------
                                                                                                                 $ (15,963)
==========================================================================================================================


The following table illustrates gross profit as a percentage of sales, by segment area:

                                                                        Year ended June 30
(As a percentage of sales)                                2000                   1999                  1998
============================================================================================================
Canada                                                    41.9                   43.9                  44.1
Australia                                                 42.1                   46.0                  47.2
United Kingdom                                               -                   41.2/1/               39.2

------------------------------------------------------------------------------------------------------------
Consolidated                                              42.0                   43.8                  43.1

============================================================================================================


/1/Represents the gross margin percentage in the United Kingdom for the first six months of fiscal year 1999.

The combined gross margin percentages for Canada and Australia for fiscal years 2000, 1999 and 1998 were 42.0%, 44.5% and 44.9%, respectively.

In Canada and Australia, the gross margin percentages in fiscal years 2000, 1999 and 1998 all come under pressure as management pursued a planned strategy of transforming the Company from a niche retailer of primarily private label end products and, parts and accessories into a dynamic retailer of state of the art, high tech and primarily branded products. This strategy impacted the gross margin percentage in three ways:

 . Management has embarked on a strategy specifically designed to evaluate product opportunities and assortments based on its belief that shareholder value is best served by placing the pursuit of incremental gross profit dollars and improvements in operating margin as paramount in importance. Accordingly, the Company has developed and implemented strategic alliances with key national and international brands.

 . Margins within product categories declined as nationally branded product replaced higher margin private label goods.

 . Overall margins declined as sales of certain popular products, including computers, wireless and, in Canada, home satellite, increased at a rate disproportionate to the overall increase in sales. These products generally carry margins that are below the Company's average.

The impact of the third of these factors was particularly noticeable in Australia during fiscal year 2000, as the percentage of computers and related accessories in the overall sales mix increased by almost 50%. A shift in the wireless business in Australia away from more profitable contract plans to prepaid airtime models was also a factor. During fiscal year 1998, a writedown of inventories in connection with the store closure program had a negative effect on margins in the United Kingdom.

It has been, and will continue to be, management's policy to pursue opportunities for profitable sales growth - i.e., growth which will yield increases in gross profit dollars that exceed incremental selling, general and administrative expenses. Management believes that a modest reduction in the gross margin percentage will continue into fiscal year 2001 as customers continue to demand the latest in digital technology. These are typically lower margin, but nevertheless profitable, products. In addition, while these products initially carry below Company average margins, many offer opportunities to generate after-sale revenues in the form of residuals, and sale-based bonuses. Management believes these future revenue streams will partially mitigate the margin decline. In addition, many of these products present opportunities to sell related, and more profitable, parts and accessories.

Goods and Services Tax - Australia

Effective July 1, 2000, Australia moved from a wholesale-based sales tax system to a goods and services tax or GST - a system much like a European value added tax.

Under the present system, the tax is included in the retailer's cost. The rate ranges from 0% to 22%, depending on the class of goods. Management estimates that the weighted average tax included in the Company's inventory in Australia to be about 18%. The retailer recovers this tax by factoring it into the selling prices. It is important to note that the wholesale tax is a tax on the retailer not the consumer. The consumer ultimately pays through a higher retail price.

This wholesale-based tax was replaced by the GST effective July 1, 2000. Under the GST, instead of the retailer paying a tax on cost, the consumer will now pay a tax on the selling price of the goods. The rate will be 10% and, with one or two exceptions, will apply to all goods and services. For the retailer, this means a reduction in cost of goods sold, since it no longer pays the sales tax. However, it will also mean lower revenues, as the government has mandated that this tax saving must be passed on to the consumer - i.e., the retailer cannot increase gross profit dollars as a result of the change.

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

 . Importantly, the impact on gross profit dollars and operating income will be neutral.

 . Management estimates that the carrying value of inventories will decline by about 10%.

 . There will also be a short-term cash flow benefit, as sales tax currently in inventory will be refunded over a period of months.

Generally speaking, whether or not the consumer will pay more or less for a particular item on a tax-included basis will depend primarily on the gross margin associated with the product. The all-in price of low-ticket, high-margin items such as parts and accessories will go up, while the price for higher-ticket, lower margin goods such as branded telephones, televisions and digital cameras will fall. With the Company's current sales mix, management projects that prices will be slightly lower, on average, across the product range.


Selling, General and Administrative Expenses

The following table provides a breakdown of selling, general and administrative expense ("SG&A") by major category:

SG&A Expense by Category

                                                    2000                             1999                            1998
(in thousands)                               Dollars   % of Sales           Dollars    % of Sales            Dollars   % of Sales
-------------------------------------------------------------------------------------------------------------------------------
Payroll                                     $ 68,543      14.2             $ 76,397       15.3              $ 87,622      16.2
Advertising                                   19,489       4.0               20,753        4.2                24,770       4.6
Rent                                          25,773       5.3               31,457        6.3                42,028       7.8
Taxes (other than income tax)                  9,266       1.9               12,283        2.5                17,775       3.3
Telephone and utlities                         4,418       0.9                5,220        1.0                 6,855       1.3
Other                                         25,847       5.4               28,858        5.7                32,408       5.9

-------------------------------------------------------------------------------------------------------------------------------
                                           $ 153,336      31.7            $ 174,968       35.0             $ 211,458      39.1
===============================================================================================================================

The reduction in SG&A expenses during fiscal year 2000 is more than explained by the sale of the United Kingdom subsidiary, which had the effect of reducing SG&A expense by $35,873,000. In U.S. dollars, SG&A expense in Canada, Australia and Corporate Headquarters increased by $14,241,000. Measured at the same exchange rates, SG&A expense in these three segments increased by 8.2%. This compares to increases of 17.6% and 11.1% in sales and gross profit dollars, respectively.

The following is a breakdown of the increases in S&A expense in Canada, Australia and at Corporate Headquarters during fiscal year 2000:

                                                    Increase, Measured                                                   Increase,
                                                       at the Same                     Foreign Currency                 Measured in
(in thousands)                                        Exchange Rates                         Effects                    U.S. Dollars
-----------------------------------------------------------------------------------------------------------------------------------
Payroll                                                     $ 4,904                          $ 1,150                       $ 6,054
Advertising                                                   1,907                              380                         2,287
Rent                                                          1,989                              368                         2,357
Taxes (other than income taxes)                                 826                              217                         1,043
Telephone and utilities                                         319                               71                           390
Other                                                         1,698                              412                         2,110
-----------------------------------------------------------------------------------------------------------------------------------
                                                           $ 11,643                          $ 2,598                      $ 14,241
===================================================================================================================================


Payroll increased in both Canada and Australia in support of higher sales and included increases in commissions, bonuses and other performance-based compensation. These increases were partially offset by a reduction in compensation costs at Corporate Headquarters, where expenses in the prior year included costs related to management transition and the relocation of that office to Canada. Rent has increased partially as a result of a net increase in the store count and in part as a result of routine rent reviews. Advertising exposures increased as the Company has increased its media presence, both in terms of flyers and newspaper inserts, and television.

The following table illustrates SG&A expenses as a percentage of sales, by geographic segment area:


(As a percentage of sales)                                       2000                 1999                  1998

-----------------------------------------------------------------------------------------------------------------
Canada                                                           29.0                 31.0                  33.8
Australia                                                        35.5                 38.3                  40.5
United Kingdom                                                      -                 36.9/1/               43.7

-----------------------------------------------------------------------------------------------------------------

/1/Based on sales and SG&A expenses for the first six months of fiscal year
1999.


The sale of the former United Kingdom subsidiary also more than explained the reduction in SG&A expense during fiscal year 1999. When the effects of United Kingdom SG&A expenses are eliminated, Canada, Australia and Corporate Headquarters posted an increase in S&A expense, measured at the same exchange rates, of 9.3%, substantially less than the increase in sales and gross profit dollars. As was the case in fiscal year 2000, payroll increased in support of stronger sales and rents increased, primarily as a result of on-going rent reviews. SG&A expenses also increased as a result of the scheduled increase in the royalty payable to RadioShack U.S.A. from 0.75% to its maximum rate of 1.0%.

Foreign exchange rate effects more than explained the apparent reduction in SG&A spending during fiscal year 1998. Measured at the same exchange rates, SG&A expenses increased by approximately 0.8%. Spending increased in Canada and Australia, primarily on sales-driven expenditures such as payroll. Increases in the overall store count in both countries and the completion of the roll out of the Rogers AT&T program in Canada also accounted for increases in rent. The scheduled increase in the royalty payable to Tandy as well as higher sales contributed to the increase, with increases being experienced in all three countries.

Depreciation and Amortization

Depreciation and amortization decreased in fiscal year 2000 by $375,000. This reduction is more than explained by the sale of the former United Kingdom subsidiary. Depreciation expense in Canada and Australia increased reflecting additional investment in stores, including remodelling and fixture enhancements. Depreciation and amortization decreased by $1,043,000 during fiscal year 1999, primarily as a result of the sale of the United Kingdom subsidiary and foreign currency effects. In fiscal year 1998, depreciation and amortization decreased by $2,250,000. This reduction primarily resulted from lower depreciation in the United Kingdom following an asset impairment charge recorded in fiscal year 1997 to writedown the store assets in that country to their estimated fair value.

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

In addition, the purchaser assumed the rights to claim tax loss carryforwards and other deferred tax deductions having a potential tax benefit of approximately $30,000,000. To the extent the purchaser is able to utilize all or a portion of these loss carryforwards and other deferred tax deductions, the Company is entitled to cash payments equal to 30% of the tax savings realized by the purchaser (a maximum of approximately $9,000,000). The Company will recognize such proceeds, if any, as received. No such proceeds have been received to date.

Also under the terms of the sale agreement, the Company has indemnified the purchaser for certain contingencies, primarily relating to working capital adjustments. In addition, the Company remains contingently liable as guarantor of certain leases of InterTAN U.K. Limited. At June 30, 2000, the lease obligation assumed by the purchaser and guaranteed by the Company was approximately $25,000,000 and the average remaining life of such leases was approximately 6 years. If the purchaser were to default on the lease obligations, management believes the Company could reduce the exposure through assignment, subletting and other means. The Company has obtained an indemnity from the purchaser for an amount equal to management's best estimate of the Company's exposure, if any, under these guarantees. The amount of this indemnity declines over time as the Company's risk diminishes. At June 30, 2000, the amount of this indemnity was approximately $7,600,000. Costs, if any, resulting from these contingencies will be recorded as incurred, or become probable and estimable.

In January 1998 a plan to close 69 consistently under-performing stores in the United Kingdom was approved. In connection with this restructuring plan, a provision of $12,712,000 was recorded during the third quarter of fiscal year 1998, reflecting lease disposal costs, severance costs and other closure costs, including fixture removal and contract termination costs.

Foreign Currency Transaction (Gains)/Losses

A foreign currency transaction loss of $209,000 occurred during fiscal year 2000. Foreign currency transaction gains of $331,000 and $761,000 occurred during fiscal year 1999 and 1998, respectively. These gains and losses resulted from a variety of factors, including the effect of fluctuating foreign currency values on certain inter-company debt and trade payables denominated in currencies other than the functional currency of the debtor. In fiscal years 1999 and 1998, the Company's major exposure to foreign currency risks was the Canadian dollar denominated subordinated convertible debentures (the "Debentures") that were designated as a hedge against the Company's net investment in its Canadian subsidiary. Foreign exchange gains and losses on the Debentures for fiscal years 1998 and 1999 are included in other comprehensive income. As at June 30, 1999, all of the Debentures had been converted to the Company's common stock.

Interest Income and Expense

Interest income was $2,418,000, $1,535,000 and $1,172,000 during fiscal years 2000, 1999 and 1998, respectively. The increases in interest income are reflective of the Company's continuing improved cash position and, to a lesser extent, higher rates in fiscal year 2000. Management does not expect significant improvement in interest income during fiscal year 2001 as much of the Company's cash resources have been directed to the stock re-purchase program. Interest expense during fiscal year 2000 declined by $4,228,000. This reduction reflects the conversion of the Debentures as well as reduced borrowing costs following the sale of the former United Kingdom subsidiary. These two factors also contributed to a reduction in the interest expense of $1,821,000 during fiscal year 1999. Another factor contributing to the fiscal year 1999 reduction was the repayment of a note payable to RadioShack U.S.A. in December, 1997. Interest expense in fiscal year 1998 declined by $1,398,000, reflecting the effects of scheduled repayments of the note payable to RadioShack U.S.A. as well as the early retirement of that debt.

Income Taxes

Historically, the Company's high effective income tax rate has been attributable to a number of factors, including:

 . losses in the Untied Kingdom and interest expense on the Debentures for which no tax benefit was available;
 . certain Corporate Headquarters expenditures which cannot be deducted by the operating subsidiaries.

With the sale of the United Kingdom subsidiary and the repayment of the Debentures, management expects that the effective tax rate for fiscal year 2000 will be more representative of future rates.

The provision for taxes in fiscal years 2000, 1999 and 1998 includes a provision for Canadian and Australian taxes on the profits of the Company earned in those countries. The fiscal year 1999 provision also included a charge of $8,039,000 related to the settlement of a dispute with the Canadian tax authorities relating to the 1990 to 1993 taxation years which is discussed more fully below.

The Company was advised that following an audit of the income tax returns of the Company's Canadian subsidiary for the 1990 to 1993 taxation years, Revenue Canada was challenging certain interest deductions relating to the Canadian subsidiary's former operations in continental Europe and was proposing to tax certain foreign exchange gains related to such operations. The Company previously estimated that it could potentially have an additional liability of up to $21,000,000 relating to these issues. In March 1999, the Company and Revenue Canada agreed to a resolution of this matter which will result in a liability to the Company of approximately $14,000,000 resulting in a charge of $8,039,000, reflecting a settlement which exceeded management's expectations, but was substantially less than the maximum exposure of $21,000,000.

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

Audits of the Company's United States income tax returns for the 1990-1994 years by the Internal Revenue Service (the "IRS") were completed during 1999. The Company has been advised that the IRS alleges that the Company owes additional taxes in respect of those years. The issues involved related primarily to the Company's former operations in continental Europe and the United Kingdom. The Company disagrees with the IRS's position on these issues and believes it has meritorious arguments in its defense. The Company has filed a protest rebutting the assertions made by the IRS and is in the process of vigorously defending its position. Management believes that it has a provision recorded sufficient to pay the estimated liability resulting from the issues in dispute; however, the amount ultimately paid could differ from management's estimate.

Earnings per Share

Basic earnings per share ("EPS") is calculated by dividing the net income or loss by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted.

With the conversion of the Debentures during fiscal year 1999, the Company's only remaining dilutive instruments are the options to purchase common stock held by the Company's directors and employees. At June 30, 2000, the Company's directors and employees held options to purchase 1,998,705 common shares at prices ranging from $2.48 to $14.75 per share. All but 1,875 of such options were included in the computation of diluted earning's per common share for fiscal year 2000. These options were excluded because the option exercise price was greater than the average market price of the common stock during the third and fourth quarters. The dilutive effect of the various options held by the company's directors and employees in future periods will depend on the average market price of the Company's common stock during such periods. For illustrative purposes, using a market price of $14 as an average would result in approximately 1,036,000 shares being included in weighted average common shares outstanding.



Liquidity and Capital Resources

Operating activities generated $22,347,000 in cash during fiscal year 2000. Net income, adjusted for non-cash items, generated $33,641,000 in cash. Increased inventory levels in support of higher sales consumed $14,429,000 in cash; however, the effects of this increase were partially offset by an increase in accounts payable. Accounts receivable increased by $1,739,000, reflecting the fact that a greater portion of the Company's revenue comes from vendors in the form of wireless activation income, residuals and volume rebates. The payment of income taxes, consumed $8,865,000 in cash, primarily because the final payment of fiscal year 1999 taxes exceeded instalments paid during the year. In addition, the Canadian subsidiary has not yet been fully reassessed by the Canadian tax authorities for the settlement agreed to in fiscal year 1999. See "Income Taxes". Management estimates that the final amount of this reassessment will be approximately $13,000,000.

Operating activities generated $25,901,000 in cash during fiscal year 1999. Net income, adjusted for non-cash items, generated $14,136,000 in cash. Increased inventory levels consumed $11,050,000 in cash. Increased sales, in particular of wireless products, as well as increased vendor advertising support also contributed to an increase in accounts receivable of $7,096,000. The deferral of tax instalments preserved $17,829,000 in cash as final fiscal 1999 tax payments are not due until after year-end. Operating activities generated $27,706,000 in cash during fiscal year 1998. Net income, adjusted for non-cash items, produced $8,219,000 in cash. A reduction in inventory levels contributed a further $11,879,000 in cash. The deferral of income tax instalments conserved a further $9,361,000 in cash during fiscal year 1998.

Investing activities consumed $9,256,000 in cash during fiscal year 2000, primarily related to capital expenditures in the Canadian and Australian segments. The level of expenditures is higher than in fiscal years 1999 and 1998 as the Company accelerated the pace at which stores are remodelled or refitted to a new format in both Canada and Australia and invested in additional information systems, in particular in Australia.

Investing activities consumed $17,140,000 in cash during fiscal year 1999. Capital expenditures, primarily on store fixtures and office equipment, required $7,310,000 in cash. In addition, the sale of the Company's former subsidiary in the United Kingdom consumed $10,971,000 in cash, representing the cash balances of that company at the time of sale less the net proceeds of disposition. However, the subsidiary also had approximately $11,600,000 of short-term bank debt which was assumed and repaid by the purchaser. Investing activities consumed $4,520,000 in cash during fiscal year 1998. This cash outflow result for the most part from additions to property and equipment, primarily relating to opening new stores, renovating existing stores and upgrading information systems.

Cash flows from financing activities consumed $15,019,000 in cash during fiscal year 2000. In November, 1999, the Company's Board of Directors announced a share repurchase program under which management was authorized to purchase up to 1,500,000 shares of the Company's common stock over a period of three years. As a result of unanticipated market conditions, the repurchase program was accelerated, and by March 31, 2000, all 1,500,000 shares had been acquired. In April, 2000, the Company announced that the Board of Directors had authorized a further program for the repurchase of up to 1,500,000 additional shares. By June 30, 2000, 285,200 shares had been acquired under this program. The repurchase of common stock under these plans and other arrangements consumed $18,700,000 in cash. This cash outflow was partially offset by proceeds from issuance of common stock to employee plans and from the exercise of stock options.

Cash flow from financing activities generated $5,084,000 in cash during fiscal year 1999. Short-term bank borrowings in the United Kingdom prior to its sale resulted in a cash inflow of $2,448,000. Proceeds from the issuance of stock under the Company's stock purchase plan and from the exercise of stock options by employees generated $1,890,000 and $746,000, respectively in additional cash. During fiscal year 1998, financing activities consumed $23,176,000 in cash. Repayment in full of loans from RadioShack U.S.A. comprised the major component of the cash outflow. A decrease in the level of short-term borrowings in the United Kingdom was also a contributing factor. The effect of these reductions in cash resources was partially offset by the proceeds from the issuance of common stock to employee plans.

The Company's principal sources of liquidity are its cash and short-term investments, its cash flow from operations and its banking facilities.

In December, 1997, the Company entered into a three-year revolving credit facility with a syndicate of three lenders (the "Syndicated Loan Agreement") in an amount not to exceed $75,000,000 in the aggregate. With the sale of InterTAN U.K. Limited in January, 1999, the facility has been reduced to C$67,000,000 (approximately $45,000,000 at June 30, 2000 exchange rates). The amount of credit actually available at any particular time is dependent on a variety of factors, including the level of eligible inventories and accounts receivable in InterTAN Canada Ltd. (the "Borrower"). The amount of available credit is then reduced by the amount of trade accounts payable of the Borrower then outstanding as well as certain other reserves.

The Syndicated Loan Agreement is used primarily to provide letters of credit in support of purchase orders and, from time to time, to finance inventory purchases. At June 30, 2000, there were no borrowings against the Syndicated Loan Agreement and $281,000 was committed in support of letters of credit.
There was $31,066,000 of credit available for use at June 30, 2000. The Company's Merchandise Agreement with RadioShack U.S.A. permits the Company to support purchase orders with a surety bond or bonds as well as letters of credit. The Company has entered into an agreement with a major insurer to provide surety bond coverage (the "Bond") in an amount not to exceed $18,000,000. This bond will be reduced to $12,000,000 during fiscal year 2001. Use of the Bond will give the Company greater flexibility in placing orders with Far Eastern suppliers by releasing a portion of the credit available under the Syndicated Loan Agreement for other purposes. The Company is currently in negotiations with several potential lenders to replace the Syndicated Loan Agreement which expires at the end of calendar year 2000. Management is confident that it will be successful in establishing a new credit line under terms at least as favorable as those contained in the Syndicated Loan Agreement.

The Company's Australian subsidiaries have entered into a credit agreement with an Australian bank (the "Australian Facility"). This agreement established a credit facility in the amount of A$12,000,000 (approximately $7,162,000 at June 30, 2000 exchange rates). The Australian Facility has no fixed term and may be terminated at any time upon five days prior written notice by the lender. All or any part of the facility may be used to provide letters of credit in support of purchase orders. A maximum amount of A$5,000,000 (approximately $2,984,000 at June 30, 2000 exchange rates) may be used in support of short-term borrowings. At June 30, 2000, there were no borrowings outstanding against the Australian Facility, nor was any amount committed in support of letters of credit.

The Company's primary uses of liquidity during fiscal year 2001 will include the funding of capital expenditures, the build-up of inventories for the 2000 holiday selling season, funding the repurchase of common stock, and payments in settlement of tax reassessments. The Company anticipates that capital additions will approximate $14,000,000 during fiscal year 2001, mainly related to store expansion, remodelling and upgrading. In addition, management expects to receive additional reassessments of approximately $13,000,000 during fiscal year 2001 relating to the settlement of its dispute with Revenue Canada in respect of the 1990-1993 taxation years. See "Income Taxes". The timing of further payments, if any, flowing from the other outstanding tax issues cannot be reasonably determined at this time. Management believes that short-term borrowings under the Syndicated Loan Agreement to finance the payment of these reassessments and the seasonal build-up of inventories will begin in September, peak at $25,000,000 to $30,000,000 in November and that such borrowings will be repaid by the end of December. While additional purchases under the stock repurchase program will depend on market conditions, management estimates that this program could require between $14,000,0000 and $18,000,000 in cash during fiscal year 2001.

Management believes that the Company's cash and short-term investments on hand and its cash flow from operations combined with its banking facilities and the Bond will provide the Company with sufficient liquidity to meet its planned requirements through fiscal year 2001, including the tax reassessments relating to the 1990-1994 taxation years.

Year 2000 Issues

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

Necessary modifications and testing was completed to all critical systems in both Canada and Australia prior to the year 2000. To date the Company has experienced only a few minor systems issues and these were resolved with little or no disruption to the business. There have been no supply chain interruptions and the Company's store, warehouse and central units have been fully operational. Product returns as a result of Y2K have been minimal. The Company does not expect any further activity or disruptions as a result of the Year 2000 transition.

The Company's Year 2000 compliance costs were approximately $550,000, including approximately $225,000 paid to third-party consultants.

In management's opinion, the Company took adequate action to address Year 2000 issues and the financial impact of the Year 2000 issue was not material to the Company's consolidated financial position, results of operations or cash flows.


Item 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of market risks arising primarily from the impact of changes in interest rates on its short-term credit facilities and from the impact of foreign currency fluctuations as they relate to its investment, debt and activities in Canada and Australia.

Foreign currency fluctuations

The Company's activities are carried on in foreign jurisdictions in Canada and Australia. The Company is exposed to foreign currency risks in three broad areas:

     .  Its inventory purchases,
     . Translation of its financial results, and . Its net investment in foreign jurisdictions.

During fiscal year 2000, the Company's operating subsidiaries in Canada and Australia purchased approximately 16% of their inventories in the Far East. These purchases are made in U.S. dollars and, under the terms of its agreement with its suppliers, payment must be made at the time of shipment. Accordingly, there is risk that the value of the Canadian and Australian dollars, as the case may be, could fluctuate relative to the U.S. dollar from the time the goods are ordered until shipment is made.

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

The table below shows the amount of open orders and forward exchange contracts on hand at June 30, 2000 and the financial impact which would result if the functional currency of the purchasing entities were to decline in value by 10% relative to the U.S. dollar from June 30, 2000 to the date of delivery.

(in thousands)                                                         June 30, 2000           June 30, 1999
Open orders                                                                 $ 23,398                $ 31,778

-------------------------------------------------------------------------------------------------------------
Impact of a 10% decline in local currency values                             $ 2,340                 $ 3,178

-------------------------------------------------------------------------------------------------------------
Foreign exchange contracts on hand                                           $ 2,000                 $ 2,077

-------------------------------------------------------------------------------------------------------------
Impact of a 10% decline in local currency values                              $ (200)                 $ (208)

-------------------------------------------------------------------------------------------------------------
Net impact of a 10% decline in local currency values                         $ 2,140                 $ 2,970

-------------------------------------------------------------------------------------------------------------


The incremental cost of such a decline in currency values, if incurred, would be reflected in higher cost of sales in future periods. In these circumstances, management would take product pricing action, where appropriate.

Translation of financial results

The functional currencies of the Company's operating entities in Canada and Australia are the respective local currencies. However, the reporting currency of the Company on a consolidated basis is the U.S. dollar. Consequently, fluctuations in the value of the Canadian and Australia dollars have a direct effect on reported consolidated results. It is not possible for management to effectively hedge against the possible impact of this risk.

The following table shows the combined sales and operating income (loss) for fiscal years 2000 and 1999 (excluding the effects of the Company's former subsidiary in the United Kingdom) and the effect that a 10% decline in local currency values would have had on those results (in thousands):

                                                                                Year ended June 30, 2000
========================================================================================================
                                                                                             Effect of a
                                                                                             10% Decline
                                                                                             in Currency
(U.S. dollars, in thousands)                                           As reported              Values
--------------------------------------------------------------------------------------------------------
Sales
Canada                                                                  $364,163               $(36,416)
Australia                                                                120,055                (12,006)
--------------------------------------------------------------------------------------------------------
                                                                        $484,218               $(48,422)
========================================================================================================
Operating Income
Canada                                                                  $ 42,526               $ (4,253)
Australia                                                                  6,778                   (678)
Corporate Expenses                                                        (5,299)                    91/1/
--------------------------------------------------------------------------------------------------------
                                                                        $ 44,005               $ (4,840)
========================================================================================================

                                                       Year ended June 30, 1999
===============================================================================
                                                                    Effect of a
                                                                    10% Decline
                                                                    in Currency
(U.S. dollars, in thousands)                  As Reported              Values
-------------------------------------------------------------------------------
Sales
Canada                                         $297,314               $(29,731)
Australia                                       105,595                (10,560)
-------------------------------------------------------------------------------
                                               $402,909               $(40,291)
===============================================================================
Operating Income
Canada                                         $ 34,046               $ (3,405)
Australia                                         7,139                   (714)
Corporate Expenses                               (6,448)                     -
-------------------------------------------------------------------------------
                                               $ 34,737               $ (4,119)
===============================================================================

/1/Approximately $910,000 of the Company's corporate expenses are paid in Canadian dollars.


Net Investment in foreign jurisdictions
The Company's net investments in Canada and Australia are recorded in U.S. dollars at the respective period-end rates. Changes in these rates will have a direct effect on the carrying value of these investments. The cumulative effect of such currency fluctuations is recorded in stockholders' equity in accumulated other comprehensive loss. The Company's convertible subordinated debenture was denominated in U.S. dollars and was recorded in the books of the parent. This instrument was designated as a partial hedge against the risk associated with the Company's investment in its Canadian subsidiary. With the conversion of this instrument during fiscal year 1999, this hedge no longer exists. The Company currently has no plans to hedge its investment in either Canada or Australia.

The following table shows the Company's net investment in each of its operating entities and its expressed in U.S. dollars at June 30, 2000. The table also shows the effect on those amounts if each local currency were to lose 10% of its value against the U.S. dollar (in thousands):


                                  June 30, 2000                                                June 30, 1999
===================================================================================================================================
                                                  Effect of a 10%                                              Effect of a 10%
                                                    Decline in                                                   Decline in
                                                     Currency                                                     Currency
                 Net Investment                       Values                     Net Investment                    Values
-----------------------------------------------------------------------------------------------------------------------------------
Canada             $ 86,824                         $ (8,682)                       $ 69,514                      $ (6,951)
-----------------------------------------------------------------------------------------------------------------------------------

Australia            31,339                           (3,134)                         35,066                        (3,507)
-----------------------------------------------------------------------------------------------------------------------------------

                   $118,163                         $(11,816)                       $104,580                      $(10,458)
===================================================================================================================================

Short-term interest rates

The Company's credit facilities include syndicated banking facilities in Canada and a separate facility in Australia. These banking arrangements, which are used primarily to finance inventory purchases, provide for interest on any short-term borrowings at rates determined with reference to the local "prime" or "base rates". These rates are, therefore, subject to change for a variety of reasons which are beyond the Company's control. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" which is incorporated herein by reference.

Neither the Company nor its Canadian and Australian subsidiaries incurred any borrowings during fiscal year 2000.

It has not been the Company's policy to hedge against the risk presented by possible fluctuations in short-term interest rates.

Item 8    FINANCIAL STATEMENTS

Report of Independent Accountants

To the Board of Directors and Stockholders of InterTAN, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of InterTAN, Inc. and its subsidiaries at June 30, 2000, and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with generally accepted accounting principles in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/PricewaterhouseCoopers LLP



Toronto, Canada
August 14, 2000

Consolidated Statements of Operations

                                                                                  Year ended June 30
(In thousands, in U.S. dollars, except per share data)           2000                     1999                        1998
==============================================================================================================================
Net sales and operating revenues                               $ 484,218                $ 500,050                   $ 541,374
Other income                                                         125                      266                         511
------------------------------------------------------------------------------------------------------------------------------
                                                                 484,343                  500,316                     541,885

Operating costs and expenses:
   Cost of products sold                                         280,999                  280,868                     307,934
   Selling, general and administrative expenses                  153,336                  174,968                     211,458
   Depreciation and amortization                                   6,003                    6,378                       7,421
   Loss on disposal of United Kingdom subsidiary
        and other restructuring charges                                -                   35,088                      12,712
------------------------------------------------------------------------------------------------------------------------------
                                                                 440,338                  497,302                     539,525
------------------------------------------------------------------------------------------------------------------------------

Operating income                                                  44,005                    3,014                       2,360

Foreign currency transaction (gains) losses                          209                     (331)                       (761)
Interest income                                                   (2,418)                  (1,535)                     (1,172)
Interest expense                                                     587                    4,815                       6,636
------------------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                                 45,627                       65                      (2,343)
Income taxes                                                      20,507                   24,710                      10,430
------------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                               $ 25,120                $ (24,645)                  $ (12,773)
==============================================================================================================================

Basic net income (loss) per average common share                  $ 0.85                  $ (1.17)                    $ (0.70)
Diluted net income (loss) per average common share                $ 0.82                  $ (1.17)                    $ (0.70)
------------------------------------------------------------------------------------------------------------------------------

Average common shares outstanding                                 29,658                   21,026                      18,207
Average common shares outstanding assuming dilution               30,501                   21,026                      18,207
==============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets                                                     June 30                              June 30
(In thousands, in U.S. dollars, except share amounts)                            2000                                  1999
==============================================================================================================================
Assets
Current Assets
    Cash and short-term investments                                            $ 44,750                              $ 47,403
    Accounts receivable, less allowance for doubtful accounts                    12,803                                11,418
    Inventories                                                                 121,894                               111,934
    Other current assets                                                          1,235                                 1,990
    Deferred income taxes                                                         2,295                                 1,247
------------------------------------------------------------------------------------------------------------------------------
           Total current assets                                                 182,977                               173,992
Property and equipment, less accumulated
      depreciation and amortization                                              22,587                                20,123
Other assets                                                                         29                                   276
Deferred income taxes                                                             2,483                                 3,924
------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                  $ 208,076                             $ 198,315
==============================================================================================================================

Liabilities  and Stockholders' Equity
Current Liabilities
    Accounts payable                                                           $ 26,174                              $ 15,883
    Accrued expenses                                                             16,821                                17,369
    Income taxes payable                                                         30,137                                39,286
    Deferred service contract revenue - current portion                           5,383                                 4,488
------------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                               78,515                                77,026

Deferred service contract revenue - non current portion                           4,735                                 4,008
Other liabilities                                                                 6,050                                 6,521
------------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                      89,300                                87,555
==============================================================================================================================

Stockholders' Equity
    Preferred stock, no par value, 1,000,000 shares authorized,
        none issued or outstanding                                                    -                                     -
    Common stock, $1 par value, 40,000,000 shares authorized,
       30,498,135 and 29,782,803, respectively, issued                           30,498                                29,783
    Additional paid-in capital                                                  146,214                               141,126
    Common stock in treasury, at cost, 1,789,815 and 0 shares,
        respectively                                                            (18,700)                                    -
    Deficit                                                                      (9,775)                              (34,895)
    Accumulated other comprehensive loss                                        (29,461)                              (25,254)
------------------------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                            118,776                               110,760
==============================================================================================================================

          Commitments and contingencies (See notes 4, 10 and 11)
Total Liabilities and Stockholders' Equity                                    $ 208,076                             $ 198,315
==============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity



                                                                Common Stock                       Treasury Stock
(In thousands, in U.S. dollars)                         Shares                Amount          Shares             Amount
===========================================================================================================================
Balance at June 30, 1997                                  17,810               $ 17,810                          $
Comprehensive loss:
    Net loss
    Foreign currency translation adjustments
Comprehensive loss
Issuance of common stock to employee plans                   901                    901
Retirement of warrants held by
    RadioShack Corporation
---------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1998                                  18,711                 18,711
Comprehensive loss:
    Net loss
    Foreign currency translation adjustments
Comprehensive loss
Issuance of common stock to employee plans                   792                    792
Issuance of common stock under
    stock option plans                                       153                    153
Conversion of subordinated debentures
    to common stock                                       10,119                 10,119
Stock-based compensation                                       8                      8
---------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1999                                  29,783                 29,783
Comprehensive income:
    Net income
    Foreign currency translation adjustments
Comprehensive income
Issuance of common stock to employee plans                   264                    264
Issuance of common stock under
    stock option plans                                       451                    451
Stock-based compensation
Purchase of treasury stock                                                                          (1,790)        (18,700)
===========================================================================================================================

Balance at June 30, 2000                                  30,498               $ 30,498             (1,790)      $ (18,700)
===========================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


                                                    Additional           Retained
                                                      Paid-in            Earnings            Comprehensive
(In thousands, in U.S. dollars)                       Capital            (Deficit)           Income (Loss)
-----------------------------------------------------------------------------------------------------------
Balance at June 30, 1997                             $ 108,413             $ 2,523
Comprehensive loss:
    Net loss                                                               (12,773)              $ (12,773)
    Foreign currency translation adjustments                                                        (9,702)
                                                                                   ------------------------
Comprehensive loss                                                                               $ (22,475)
                                                                                   ------------------------
Issuance of common stock to employee plans               2,228
Retirement of warrants held by
   RadioShack Corporation                                 (898)
-----------------------------------------------------------------------------------------------------------

Balance at June 30, 1998                               109,743             (10,250)
Comprehensive loss:
    Net loss                                                               (24,645)              $ (24,645)
    Foreign currency translation adjustments                                                         6,960
                                                                                   ------------------------
                                                                                   ------------------------
Comprehensive loss                                                                               $ (17,685)
                                                                                   ------------------------
Issuance of common stock to employee plans               2,428
Issuance of common stock under
    stock option plans                                     593
Conversion of subordinated debentures
    to common stock                                     28,155
Stock-based compensation                                   207
-----------------------------------------------------------------------------------------------------------

Balance at June 30, 1999                               141,126             (34,895)
Comprehensive Income
    Net income                                                              25,120                $ 25,120
    Foreign currency translation adjustments                                                        (4,207)
                                                                                   ------------------------
                                                                                   ------------------------
Comprehensive income                                                                              $ 20,913
                                                                                   ========================
Issuance of common stock to employee plans               3,140
Issuance of common stock under
    stock option plans                                   1,352
Stock-based compensation                                   596
Purchase of treasury stock
-----------------------------------------------------------------------------------------------------------

Balance at June 30, 2000                             $ 146,214            $ (9,775)
-----------------------------------------------------------------------------------------------------------

                                                     Accumulated
                                                        Other
                                                    Comprehensive
(In thousands, in U.S. dollars)                         Loss                Total
------------------------------------------------------------------------------------
Balance at June 30, 1997                             $ (22,512)           $ 106,234
Comprehensive loss:
    Net loss                                                                (12,773)
    Foreign currency translation adjustments            (9,702)              (9,702)

Comprehensive loss

Issuance of common stock to employee plans                                    3,129
Retirement of warrants held by
   RadioShack Corporation                                                      (898)
------------------------------------------------------------------------------------

Balance at June 30, 1998                               (32,214)              85,990
Comprehensive loss:
    Net loss                                                                (24,645)
    Foreign currency translation adjustments             6,960                6,960


Comprehensive loss

Issuance of common stock to employee plans                                    3,220
Issuance of common stock under
    stock option plans                                                          746
Conversion of subordinated debentures
    to common stock                                                          38,274
Stock-based compensation                                                        215
------------------------------------------------------------------------------------

Balance at June 30, 1999                               (25,254)             110,760
Comprehensive Income
    Net income                                                               25,120
    Foreign currency translation adjustments            (4,207)              (4,207)


Comprehensive income

Issuance of common stock to employee plans                                    3,404
Issuance of common stock under
    stock option plans                                                        1,803
Stock-based compensation                                                        596
Purchase of treasury stock                                                  (18,700)
------------------------------------------------------------------------------------

Balance at June 30, 2000                             $ (29,461)           $ 118,776
------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

                                                                                          Year ended June 30
(in thousands, in U.S. dollars)                                            2000                    1999                 1998
=============================================================================================================================
Cash flows from operating activities:
Net income (loss)                                                      $ 25,120               $ (24,645)            $(12,773)
    Adjustments to reconcile net income (loss) to cash
    provided by operating activities:
         Depreciation and amortization                                    6,003                   6,378                7,421
         Deferred income taxes                                              336                  (4,822)                 166
         Foreign currency transaction gains, unrealized                       -                       -               (1,653)
         Net loss on disposition of United Kingdom
                 subsidiary and other restructuring charges                   -                  35,088               12,712
         Stock based compensation                                         2,123                   1,418                1,291
         Other                                                               59                     719                1,055

Cash provided by (used in) assets and liabilities:
       Accounts receivable                                               (1,739)                 (7,096)                 450
       Inventories                                                      (14,429)                (11,050)              11,879
       Other current assets                                                 371                    (903)                (617)
       Accounts payable                                                  11,101                  10,875               (2,231)
       Accrued expenses                                                     645                     124                  291
       Income taxes payable                                              (8,865)                 17,829                9,361
       Deferred service contract revenue                                  1,622                   1,986                  354
-----------------------------------------------------------------------------------------------------------------------------
              Net cash provided by operating activities                  22,347                  25,901               27,706
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Additions to property and equipment                                  (9,691)                 (7,310)              (7,165)
    Proceeds from sales of property and equipment                           140                     167                   97
    Effect of sale of United Kingdom subsidiary on cash                       -                 (10,971)                   -
    Other investing activities                                              295                     974                2,548
-----------------------------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                      (9,256)                (17,140)              (4,520)
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Changes in short-term borrowings, net                                      -                   2,448                 (661)
   Proceeds from issuance of common stock to employee plans               1,923                   1,890                1,838
   Proceeds from exercise of stock options                                1,803                     746                    -
   Principal repayments on long-term borrowings                               -                       -              (24,353)
   Purchase of treasury stock                                           (18,700)                      -                    -
   Cash paid for fractional shares on stock split                           (45)                      -                    -
-----------------------------------------------------------------------------------------------------------------------------
              Net cash provided by (used in) financing activities       (15,019)                  5,084              (23,176)
-----------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                    (725)                    747               (1,925)
-----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and short-term investments               (2,653)                 14,592               (1,915)
Cash and short-term investments, beginning of year                       47,403                  32,811               34,726
-----------------------------------------------------------------------------------------------------------------------------

Cash and short-term investments, end of year                           $ 44,750                $ 47,403             $ 32,811
=============================================================================================================================

Supplemental disclosure of cash flow information
Cash paid during the year for:
     Interest                                                             $ 356                 $ 4,568              $ 5,547
     Income taxes                                                      $ 28,799                $ 12,356                $ 715
=============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Note 1    Description of Business and Summary of Significant Accounting Policies

Description of Business and Principles of Consolidation

InterTAN, Inc. (the "Company" or InterTAN") is engaged in the sale of consumer electronics products primarily through company-operated retail stores and dealer outlets in Canada and Australia. The Company's retail operations are conducted through two wholly-owned subsidiaries: InterTAN Australia Ltd., which operates in Australia under the trade name "Tandy"; and InterTAN Canada Ltd., which operates in Canada under the trade name "RadioShack". The Company previously also had retail and dealer outlets in the United Kingdom. These operations were conducted through a wholly-owned subsidiary, InterTAN U.K. Limited, which operated under the "Tandy" name. Effective January 1999, the Company's subsidiary in the United Kingdom was sold. See Note 4 to the consolidated financial statements. All of these trade names are used under license from RadioShack Corporation ("RadioShack U.S.A."). In addition, the Company has entered into an agreement in Canada with Rogers Cantel Inc. ("Cantel") to operate telecommunications stores ("Rogers AT&T stores") on its behalf. At June 30, 2000, 51 Rogers AT&T stores were in operation. The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions, balances and profits have been eliminated. The Company's fiscal year ends June 30.

Cash and Short-Term Investments

Cash in stores, deposits in banks and short-term investments with original maturities of three months or less are considered as cash and cash equivalents. Cash equivalents are carried at cost, which approximates fair market value.

Accounts Receivable and Allowance for Doubtful Accounts

An allowance for doubtful accounts is provided when accounts are determined to be uncollectible. Concentrations of credit risk with respect to customer receivables are limited due to the large number of customers comprising the Company's customer base and their location in many different geographic areas of the countries. However, the Company does have some concentration of credit risk in the wireless telephone and direct-to-home satellite services industries due to increased sales and outstanding balances as of June 30, 2000 from these service providers.

Inventories
Inventories are comprised primarily of finished merchandise and are stated at the lower of cost, based on the average cost method, or market value.

Capitalized Software Costs

The American Institute of Certified Public Accountants has issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). This statement requires that the direct costs of certain internally developed software be capitalized and amortized over a reasonable period. The Company adopted SOP 98-1 in the first quarter of fiscal year 2000; such adoption did not have a material effect on the Company's consolidated financial statements.

Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Estimated useful lives range from 33 to 40 years for buildings and 3 to 8 years for equipment, furniture and fixtures. Leasehold improvements are amortized over the life of the lease or the useful life of the asset, whichever is shorter.

Maintenance and repairs are charged to expense as incurred. Renewals and betterments, which materially prolong the useful lives of the assets, are capitalized. The cost and related accumulated depreciation of property and equipment retired or sold are removed from the accounts, and gains or losses are recognized in the consolidated statement of operations.

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

Net Sales and Operating Revenues

Net sales and operating revenues include items related to normal business operations, including service contract revenue and residual income. Retail sales are recorded on the accrual basis. Service contract revenue, net of direct selling expenses, is recognized over the life of the contract. Residual income is recognized based on the contractual percentage of each customer's monthly bill.

Translation of Foreign Currencies

The local currencies of the Company's foreign entities are the functional currencies of those entities. For reporting purposes, assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, income and expense items are translated using monthly average exchange rates. The effects of exchange rate changes on net assets located outside the United States are recorded in equity as part of "accumulated other comprehensive loss". Gains and losses from foreign currency transactions are included in the operations of each period.

Comprehensive Income (Loss)

Comprehensive income is defined as the change in stockholders' equity during a period except those changes resulting from investments by owners and distributions to owners. For the Company, the components of comprehensive income
(loss) include net income or loss and the effects of exchange rate changes on net assets located outside the United States (foreign currency translation adjustments). For fiscal years 2000, 1999 and 1998, foreign currency translation gains (losses) were $(4,207,000), $6,960,000 and $(9,702,000), respectively. The fiscal year 1999 amount included an adjustment of $4,087,000 related to the reclassification of accumulated foreign currency translation losses to net loss on the sale of the United Kingdom subsidiary.

Contract Management

At June 30, 2000, the Company had 683 company-operated stores, of which 174, primarily located in Australia, were operated under "contract management" arrangements. Under the typical contract management arrangement, the store manager is not employed by the Company, but is under contract to operate the store on its behalf. The Company selects and supplies the store location (including lease payments and other fixed location charges) and also supplies leasehold improvements, fixtures and store inventory. The Company is also committed to provide supporting services, including advertising and training. The contract manager is responsible for the labor and overhead necessary to operate the store. The contract manager is also required to provide a cash deposit. In return for the service of operating the store, the contract manager receives compensation equal to approximately one-half of the store's gross profit.

The revenue, as well as the expenses paid by the Company, related to contract management stores are included in the consolidated statements of operations.
The contract manager's compensation is included in selling, general and administrative expenses. Contract manager's deposits are included in the "Other liabilities" section of the consolidated balance sheets and amounted to $4,675,000 and $4,982,000 at June 30, 2000 and June 30, 1999, respectively.

Capitalized Financing Costs

Costs incurred in connection with the issuance of debt and renewal fees are capitalized and are amortized over the term of the respective debt. Amortization of these costs, which include underwriting, bank, legal and accounting fees, for fiscal years 2000, 1999 and 1998 was $251,000, $770,000 and $781,000,
respectively. Unamortized balances at June 30, 2000 and June 30, 1999 were $90,000 and $298,000, respectively.

Advertising Costs

Advertising costs are recorded net of vendor contributions and are expensed the first time the related advertising occurs. During fiscal years 2000, 1999 and 1998, advertising expense was $19,489,000, $20,753,000 and $24,770,000, respectively.

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

InterTAN generally considers the earnings of its foreign subsidiaries to be permanently reinvested for use in those operations and, consequently, deferred federal income taxes, net of applicable foreign tax credits, are not provided on the undistributed earnings of foreign subsidiaries which are to be so reinvested. If the earnings of those subsidiaries as of June 30, 2000 were remitted to the parent, approximately $108,000,000, subject to adjustment for deemed foreign taxes paid, would be included in the taxable income of the parent. By operations of tax statutes currently in effect, the Company would incur certain U.S. income taxes, including alternative minimum tax. Such remittances may also be subject to certain foreign withholding taxes (presently rates range from 0% to 15%) for which there would likely be no U.S. tax relief.

Forward Exchange Contracts

Gains and losses on contracts entered into to hedge open inventory purchase orders are included in the cost of the merchandise purchased. Gains and losses on contracts intended to mitigate the effects of exchange rate fluctuations on payables and debt denominated in currencies other than the functional currency of the debtor are included in income in the periods the exchange rates change.

In June, 1998, the Financial Accounting Standards Board (the "FASB") issued Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). This new accounting standard will require that derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities, as the case may be. The treatment of changes in the fair value of a derivative (i.e., gains and losses) will depend on its intended use and designation. Gains and losses on derivatives designated as hedges against the cash flow effect of a forecasted transaction will initially be reported as a component of comprehensive income and, subsequently, reclassified into earnings when the forecasted transaction affects earnings. Gains and losses on derivatives designated as hedges against the foreign exchange exposure of a net investment in a foreign operation will form part of the cumulative translation adjustment. Gains and losses on all other forms of derivatives will be recognized in earnings in the period of change.

The Company will adopt FAS 133 effective July 1, 2000. Upon adoption, FAS 133 is not expected to have a material effect on the Company's financial statements.

Earnings per Share

Basic earnings per share ("EPS") is calculated by dividing the net income or loss by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted.

The following table reconciles the numerator and denominator used in the basic and diluted earnings (loss) per share calculations for the years ended June 30, 2000, 1999 and 1998:

(In thousands, except for                       2000                                1999
                                -----------------------------------  ------------------------------------
per share data)                 Income (loss)  Shares     Per Share  Income (loss)  Shares      Per Share
                                (Numerator)  (Denominator) Amount    (Numerator)  (Denominator)  Amount
                                -----------------------------------  ------------------------------------
Net income (loss)                 $25,120                             $ (24,645)
                               ===========                            ==========

Basic EPS
Income available to
   common stockholders            $25,120       29,658     $ 0.85     $ (24,645)     21,026      $ (1.17)
                                                          =========                =========

Effect of Dilutive Securities
9% convertible debentures          -            -                         -     1       -     1
Stock options                      -               843                    -     1       -     1
                               -----------  -----------

Diluted EPS
Income available to common
   stockholders including
   assumed conversions            $25,120       30,501     $ 0.82     $ (24,645)     21,026      $ (1.17)
                               ===========  ===========  =========    ==========   ==========    =========

(In thousands, except for                              1998
                                        ------------------------------------
per share data)                         Income (loss)  Shares      Per Share
                                        (Numerator)  (Denominator)  Amount
                                        ------------------------------------
Net income (loss)                        $ (12,773)
                                        ===========

Basic EPS
Income available to
   common stockholders                   $ (12,773)      18,207     $ (0.70)
                                                                    =========

Effect of Dilutive Securities
9% convertible debentures                   -      1       -      1
Stock options                               -      1       -      1
                                        -----------    -----------

Diluted EPS
Income available to common
   stockholders including
   assumed conversions                   $ (12,773)      18,207     $ (0.70)
                                        ===========  ===========   =========

/1/ The effects of stock options and the 9% subordinated convertible debenture during fiscal years 1999 and 1998 were anti-dilutive during such periods.

At June 30, 2000, the Company's directors and employees held options to purchase 1,998,705 common shares at prices ranging from $2.48 to $14.75 per share. All but 1,875 of such options were included in the computation of diluted earnings per common share for fiscal year 2000. These options were excluded because the option exercise price was greater than the average market price of the common stock during the third and fourth quarters. The dilutive effect of the various options held by the Company's directors and employees in future periods will depend on the average market price of the Company's common stock during such periods.

Accounting for Stock-Based Compensation

The Company measures the expense associated with its stock-based compensation using the intrinsic value method. Application of this method generally results in compensation expense equal to the quoted price of the shares granted under option less the amount, if any, the director or employee is required to pay for the underlying shares. See Note 14.

New Accounting Standards

In December, 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements"
("SAB 101").   SAB 101 provides guidance in the recognition, presentation and disclosure of revenue in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of fiscal year 2001. The Company is currently analyzing the provisions of SAB 101 and the SEC interpretations, which have yet to be finalized and published, as they relate to the Company's revenue recognition policies. The impact of the adoption of SAB 101, if any, has not yet been determined.

In March, 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not anticipate that FIN 44 will have a material impact on its results of operations and financial position.

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


Note 2    Treasury Stock Repurchase Program

In November, 1999, the Company's Board of Directors announced a share repurchase program under which management was authorized to purchase up to 1,500,000 of the Company's common stock over a period of three years. As a result of unanticipated market conditions, the repurchase program was accelerated, and by March 31, 2000, all 1,500,000 shares had been acquired at an aggregate cost of $15,468,000. In April, 2000, the Company announced that the Board of Directors had authorized a further program for the repurchase of up to 1,500,000 additional shares. By June 30, 2000, 285,200 shares had been acquired under this program at an aggregate cost of $3,165,000. Additional purchases of common shares under the new program are dependent on market conditions. Both programs were undertaken as a result of management's view of the economic value of the Company's common stock. During the year, the Company also acquired certain other treasury stock in connection with the exercise of stock options by employees.


Note 3    Stock Split

On November 30, 1999, the Company's Board of Directors announced a three-for-two stock split of InterTAN's common stock for stockholders of record at the close of business on December 16, 1999, payable on January 13, 2000. This resulted in the issuance of 10,075,447 shares of common stock, including 1,537 shares held in treasury. A corresponding decrease of $10,075,447 was made to additional paid-in-capital. Payments aggregating approximately $45,000 were also made in satisfaction of 2,639 fractional shares. This amount was also charged to additional paid-in capital. All references made to the number of shares of common stock issued or outstanding, per share prices and basic and diluted net income (loss) per common share amounts in the consolidated financial statements and the accompanying notes have been adjusted to reflect the split on a retroactive basis. Previously awarded stock options, restrictive stock awards and certain other agreements payable in the Company's common stock have been adjusted or amended to reflect the split on a retroactive basis.

Note 4    Loss on Sale of United Kingdom Subsidiary and Other Restructuring
Charges

During fiscal year 1999, the Company's Board of Directors approved a plan to sell the Company's investment in InterTAN U.K. Limited for proceeds of $2,582,000, net of estimated selling costs, and the Company recorded a loss of $35,088,000. The sale included all assets, liabilities and other obligations of the United Kingdom subsidiary, including approximately $11,600,000 of bank debt outstanding under InterTAN U.K. Limited's portion of the Company's syndicated loan agreement, which was repaid by the purchaser on closing. See Note 16, "Segment Reporting Disclosures", for revenue and operating income (loss) associated with InterTAN U.K. Limited.

In addition, the purchaser assumed the rights to claim tax loss carryforwards and other deferred tax deductions having a potential tax benefit of approximately $30,000,000. To the extent the purchaser is able to utilize all or a portion of these loss carryforwards and other deferred tax deductions, the Company is entitled to cash payments equal to 30% of the tax savings realized by the purchaser (a maximum of approximately $9,000,000). The Company will recognize such proceeds, if any, as received. No amounts have been received to date.

Also under the terms of the sale agreement, the Company has indemnified the purchaser for certain contingencies primarily relating to working capital adjustments. In addition, the Company remains contingently liable as guarantor of certain leases of InterTAN U.K. Limited. At June 30, 2000 the remaining lease obligation assumed by the purchaser and guaranteed by the Company was approximately $25,000,000 and the average remaining life of such leases was approximately 6 years. If the purchaser were to default on the lease obligations, management believes the Company could reduce the exposure through assignment, subletting and other means. The Company has obtained an indemnity from the purchaser for an amount equal to management's best estimate of the Company's potential exposure under these guarantees. The amount of this indemnity declines over time, as the Company's risk diminishes. At June 30, 2000, the amount of this indemnity was approximately $7,600,000.

In January 1998, a plan to close 69 consistently under-performing stores in the United Kingdom was approved. In connection with this restructuring plan, a provision of $12,712,000 was recorded during the third quarter of fiscal year 1998, reflecting lease disposal costs, severance costs and other closure costs, including fixture removal and contract termination costs. The following is a summary of the activity within this reserve during fiscal year 1999:

                                            Balance,                          Foreign         Adjustment      Balance,
         (in thousands)                     June 30                           Currency      on Disposal of     June 30
                                              1998             Paid         Rate Effects     InterTAN U.K.      1999
         ----------------------------------------------------------------------------------------------------------------
         Lease disposal costs              $ 8,639         $ (2,995)           $ (33)         $ (5,611)        $   -
         Severance costs                       250             (105)              (1)             (144)            -
         Other exit costs                      527             (268)              (2)             (257)            -

         ----------------------------------------------------------------------------------------------------------------
                                           $ 9,416         $ (3,368)           $ (36)         $ (6,012)        $   -
         ----------------------------------------------------------------------------------------------------------------

Note 5    Bank Debt

In December, 1997, InterTAN Canada Ltd., InterTAN, Inc. and InterTAN U.K. Limited entered into a three-year revolving facility with a syndicate of lenders (the "Syndicated Loan Agreement") in an amount not to exceed $75,000,000 in the aggregate. With the sale of InterTAN U.K. Limited in January, 1999, the facility was reduced to C$67,000,000 (approximately $45,000,000 at June 30, 2000 exchange rates). The amount of credit actually available at any particular time is dependent on a variety of factors including the level of eligible inventories and accounts receivable of InterTAN Canada Ltd. The amount of available credit is then reduced by the amount of trade accounts payable then outstanding as well as certain other reserves. The interest rate under the credit facility is the Canadian prime rate. Letters of credit are charged at the rate of 1.5% per annum. In addition, a standby fee is payable on the unused portion of the credit facility. The amount of this fee is subject to certain thresholds, and ranges from 0.375% to 0.50% of the unused credit line. The Syndicated Loan Agreement is collateralized by a first priority lien over all of the assets of InterTAN Canada Ltd. and is guaranteed by InterTAN, Inc. This facility is used primarily to provide letters of credit in support of purchase orders, to finance inventory purchases and for general corporate purposes. At June 30, 2000, the maximum borrowing base under the Syndicated Loan Agreement was $31,347,000 of which $281,000 was committed in support of letters of credit. There were no loans outstanding against the facility at June 30, 2000. Approximately $31,066,000 was available for use at June 30, 2000. The Company is currently in discussion with a number of potential lenders to replace the Syndicated Loan Agreement when it expires at the end of December, 2000.

The Company's Australian subsidiaries, have entered into a credit agreement with an Australian bank (the "Australian Facility"). This agreement established a credit facility in the amount of A$12,000,000 (approximately $7,162,000 at June
30, 2000 exchange rates).   The Australian Facility has no fixed term and may be
terminated at any time upon five days' prior written notice by the lender. All or any part of the facility may be used to provide letters of credit in support of purchase orders. A maximum amount of A$5,000,000 (approximately $2,984,000 at June 30, 2000 exchange rates) may be used in support of short-term borrowings. The Australian Facility is collateralized by a floating charge over all of the assets of InterTAN Australia Ltd. At June 30, 2000, there were no borrowings outstanding against the Australian Facility, nor was any amount committed in support of letters of credit. The terms of the Australian Facility limit the Australian subsidiary with respect to certain distributions to InterTAN, Inc.


Note 6    Merchandise and License Agreements with RadioShack U.S.A.

The Company and RadioShack U.S.A. have entered into a Merchandise Agreement and a series of license agreements. These agreements permit InterTAN to use, in designated countries, the "Tandy" and "RadioShack" trade names until June 30, 2010. The license agreements may be terminated with five years' prior written notice by either party. In the event a change in control of InterTAN, Inc. or any of its subsidiaries occurs, RadioShack U.S.A. may revoke the Merchandise Agreement and the license agreements. In consideration for these rights, the Company was obliged to pay a royalty of 0.25% of consolidated sales beginning in fiscal year 1996. This royalty increases by 0.25 percentage points each fiscal year until it reached a maximum of up to 1.0% in fiscal 1999. During fiscal years 2000, 1999 and 1998, the Company paid RadioShack U.S.A. royalties totalling $4,561,000, $4,798,000 and $3,929,000, respectively. The Company is obliged to use RadioShack U.S.A.'s export unit, A & A International, Inc. ("A & A"), as its exclusive exporter of products from the Far East through the term of the Merchandise Agreement. In such connection, the Company must pay a purchasing agent/exporter fee to A & A calculated by adding 0.2% of consolidated sales in excess of $400,000,000 to the base amount of $710,000 and deducting from this certain credits the Company earns by purchasing products from RadioShack U.S.A. and A & A. The Company paid RadioShack U.S.A. fees totalling $671,000, $816,000 and $885,000 in respect of fiscal years 2000, 1999 and 1998, respectively, under this arrangement. During fiscal years 2000 and 1999, the Company's Canadian and Australian subsidiaries purchased approximately 16% and 22%, respectively, of their merchandise from RadioShack U.S.A. and A &A. During fiscal year 1998, the Company (including its former United Kingdom subsidiary) purchased approximately 30% of its merchandise from A & A and RadioShack U.S.A. The Company's purchase orders with RadioShack U.S.A. are supported, based on a formula agreed with RadioShack U.S.A., by letters of credit issued by banks on behalf of InterTAN or backed by cash deposits. In September, 1997, the Merchandise Agreement was amended to permit the Company to support purchase orders with a surety bond or bonds as well as letters of credit. The Company has secured surety bond coverage from a major insurer in an amount not to exceed $18,000,000, which will reduce to $12,000,000 during fiscal year 2001.


Note 7    9% Subordinated Convertible Debentures

During fiscal year 1994, the Company closed a private placement of C$60,000,000 of 9% subordinated convertible debentures (the "Debentures") maturing August 30, 2000. The Debentures were convertible at any time at a conversion price of C$5.61 per share. On April 16, 1999, the Company served notice on all remaining Debenture holders calling for the redemption of all issued and outstanding Debentures on June 8, 1999. All remaining Debenture holders exercised their right of conversion and, as a result, approximately 6,009,000 additional shares were issued. Approximately 4,110,000 shares had previously been issued as a result of Debenture conversions between July 31, 1998 and April 16, 1999.


Note 8    Property and Equipment

Property and equipment at June 30, 2000 and 1999 are summarized as follows:

                           (in thousands)                                                   2000                1999
                           ------------------------------------------------------------------------------------------
                           Land                                                            $ 938             $ 1,019
                           Buildings                                                       7,837               8,173
                           Equipment, furniture and fixtures                              33,279              29,955
                           Leasehold improvements                                         21,856              21,179
                           ------------------------------------------------------------------------------------------
                                                                                          63,910              60,326

                           Less accumulated depreciation
                               and amortization                                           41,323              40,203

                           ------------------------------------------------------------------------------------------
                           Property and equipment, net                                  $ 22,587            $ 20,123

                           ------------------------------------------------------------------------------------------

Note 9    Accrued Expenses

Accrued expenses at June 30, 2000 and 1999 are summarized as follows:

                        (in thousands)                        2000                    1999
                        -----------------------------------------------------------------------
                        Payroll and bonuses                    $ 7,651                 $ 8,267
                        Other                                    9,170                   9,102

                        -----------------------------------------------------------------------
                                                              $ 16,821                $ 17,369

                        -----------------------------------------------------------------------

Note 10  Income Taxes

The components of the provisions for domestic and foreign income taxes are shown below:

                                                                     Year ended June 30
             (in thousands)                                       2000           1999             1998
             ------------------------------------------------------------------------------------------
             Current (benefit) expense:
                 United States                                     $ -           $ 94            $ 111
                 Foreign                                        20,146         29,438           10,153

             ------------------------------------------------------------------------------------------
                                                                20,146         29,532           10,264

             Deferred (benefit) expense:
                 United States                                       -              -                -
                 Foreign                                           361         (4,822)             166

             ------------------------------------------------------------------------------------------

             Total income tax expense                         $ 20,507       $ 24,710         $ 10,430

             ------------------------------------------------------------------------------------------

The Company's income tax expense primarily represents Canadian and Australian income tax on the profits earned by its subsidiaries in those countries. No tax was accrued or payable in the United Kingdom during fiscal years 1999 or 1998.

Components of the difference between income tax expense and the amount calculated by applying the U.S. statutory rate of 35% to income before income taxes are as follows:

(in thousands)                                                                     Year ended June 30
                                                                           2000                 1999                 1998
--------------------------------------------------------------------------------------------------------------------------
Components of pre-tax income (loss):
    United States                                                      $ (1,934)           $ (27,871)            $ (2,223)
    Foreign                                                              47,561               27,936                 (120)

--------------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                                        45,627                   65               (2,343)
Statutory U.S. tax rate                                                     35%                  35%                  35%

Federal income tax expense (benefit) at statutory rate                   15,969                   23                 (820)
Foreign tax rate differentials                                            1,767                1,723                1,463
Provincial income taxes, less foreign federal income
     tax benefit                                                          2,097                1,718                1,441
Book losses for which no tax benefit was recognized                         677               12,988                8,883
Charges for income tax dispute settlement                                     -                8,039                    -
Adjustment to valuation allowance for deferred tax assets                     -                    -                 (666)
Other, net                                                                   (3)                 219                  129

--------------------------------------------------------------------------------------------------------------------------
Total income tax expense                                               $ 20,507             $ 24,710             $ 10,430

--------------------------------------------------------------------------------------------------------------------------


Deferred tax assets are comprised of the following at June 30:

             (in thousands)                                           2000                      1999
             ---------------------------------------------------------------------------------------------------
             Depreciation                                            $ 605                     $ 942
             Deferred service contracts                              4,157                     2,982
             Loss carryforwards                                     28,413                     7,495
             Other                                                     502                     1,643

             ---------------------------------------------------------------------------------------------------
                                                                    33,677                    13,062

             Valuation allowance                                   (28,899)                   (7,891)

             ---------------------------------------------------------------------------------------------------
             Deferred tax asset                                     $4,778                   $ 5,171

             ---------------------------------------------------------------------------------------------------
             The net deferred tax asset is classified as follows:
                  Current                                           $2,295                   $ 1,247
                  Deferred                                           2,483                     3,924

             ---------------------------------------------------------------------------------------------------
                                                                    $4,778                   $ 5,171

             ---------------------------------------------------------------------------------------------------

In 1999, in connection with the sale of the Company's United Kingdom subsidiary, the Company wrote off approximately $36,000,000 of deferred tax assets and a like amount of valuation allowance. The purchaser has agreed to make cash payments to the Company equal to 30% of tax savings, if any, resulting from the use of these deferred tax assets (a maximum of $9,000,000). See Note 4.

The Company regularly assesses the future benefit which might be derived from the Company's deferred tax assets. In assessing the future benefit which might be derived from these deferred tax assets, the Company considers its recent operating history and financial condition. During fiscal year 1998, management reviewed the realization of its deferred tax assets in Australia. Based on the continued improvements in the operating performance of the Australian subsidiary, management concluded that the valuation allowance should be reduced by $666,000 and the Company recognized a deferred benefit of that amount.

In the United States, the Company has net operating loss carryforwards for tax purposes of approximately $64,000,000. These loss carryforwards will expire between 2012 and 2020. In Canada, the Company has a net capital loss carryforward from the sale of the United Kingdom subsidiary of approximately $14,000,000. This loss may be carried forward indefinitely, but may only be applied against capital gains.

During fiscal year 1999, the Company reached an agreement with the Canadian tax authorities relating to the settlement of a dispute regarding the 1990 to 1993 taxation years resulting in a charge of $8,039,000. While the amount in dispute has been agreed and a settlement agreement has been executed, the Company has not yet been fully reassessed and, accordingly, this amount has not been paid. Management estimates the remaining payment relating to these issues to be approximately $13,000,000.

An audit of the income tax returns of the Canadian subsidiary for the 1987 to 1989 taxation years was completed during fiscal year 1994, resulting in additional tax being levied against the Canadian subsidiary. The Company has appealed these reassessments and, pending the outcome of these matters, the Company, by Canadian law, was required to pay a portion of the tax in dispute. The tax levied by Revenue Canada in reassessing those years was offset by refunds arising from the carryback of losses incurred in subsequent years. Depending on the ultimate resolution of these issues, the Company could potentially have an additional liability in the range of $0 to $12,000,000. The Company believes it has meritorious arguments in defense of the issues raised by Revenue Canada and it is in the process of vigorously defending its position.
It is management's determination that no additional provision need be recorded for these reassessments. It is not practical for management to make any reasonable determination of when this remaining outstanding Canadian tax issue will ultimately be resolved. An audit of the Company's Canadian subsidiary's income tax returns by Revenue Canada for the 1995-1996 taxation years is in process.

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

Note 11  Commitments and Contingencies

The Company leases virtually all of its retail space under operating leases with terms ranging from one to fifteen years. Leases are normally based on a minimum rental plus a percentage of store sales in excess of a stipulated base. The remainder of InterTAN's store leases generally provide for fixed monthly rent adjusted periodically using inflation indices and rent reviews.

In the years 2000, 1999 and 1998, minimum rents, including immaterial contingent rents and sublease rental income, were $20,172,000, $25,460,000 and $38,297,000, respectively. Future minimum rent commitments at June 30, 2000 for all long-term non cancellable leases (net of immaterial sublease rent income) are as follows:

(in thousands)

        -------------------------------
        2001                    $14,127
        2002                     11,402
        2003                      8,010
        2004                      5,389
        2005                      2,937
        2006 and thereafter       8,762
        -------------------------------

Apart from the matters described in Notes 4 and 10, there are no material pending legal proceedings or claims other than routine litigation incidental to the Company's business to which the Company or any of its subsidiaries is a party or to which any of their property is subject.


Note 12  Financial Instruments

Other than debt instruments, management believes that the book value of the Company's financial instruments recorded on the balance sheet approximates their estimated fair value based on their nature and generally short maturity; such instruments include cash and short-term investments, and accounts receivable.

The Company had no long-term debt instruments outstanding at June 30, 2000 or June 30, 1999.

The Company enters into foreign exchange contracts to hedge against exchange rate fluctuations on certain debts, payables and open inventory purchase orders denominated in currencies other than the functional currency of the issuing entity. All foreign exchange contracts are written with major international financial institutions. Except for the opportunity cost of future currency values being more favorable than anticipated, the Company's risk in those transactions is limited to the cost of replacing the contracts at current market rates in the event of non-performance by the counterparties. The Company believes its risk of counterparty non-performance is remote, and any losses incurred would not be material. At June 30, 2000 and 1999, the Company had approximately $2,000,000 and $2,077,000, respectively, of foreign exchange contracts outstanding with a market value of approximately $0 and $41,000, respectively. Maturity on these contracts outstanding at June 30, 2000 was less than 30 days from fiscal year-end.

Note 13  Employee Benefit Plans

The Company's Stock Purchase Program is available to most employees. Each participant may contribute from 1% to 10% of annual compensation. The Company matches from 40% to 80% of the employee's contribution depending on the length of the employee's participation in the program. Shares are provided to the plan either by periodic purchases on the open market or by the Company issuing new shares.

Under the InterTAN Canada Ltd. Employee Savings Plan (the "Savings Plan"), a participating employee may contribute 5% of annual compensation into the plan. The Company matches 80% of the employee's contribution. The Savings Plan is available to most Canadian employees who have been employed at least two years. An employee may also elect to contribute an additional 5% of annual compensation to the plan, which is not matched by the employer. The Company's contributions are fully vested at the end of each calendar quarter. An Administrative Committee appointed by the Company's Board of Directors directs the investment of the plan's assets, a significant portion of which are invested in InterTAN, Inc. common stock.

The InterTAN, Inc. 401(k) Plan was available to all U.S. employees who had completed at least two months service with the Company. This Plan is in liquidation following the relocation of the Company's Corporate Headquarters to Canada.

The aggregate cost of these plans, included in other selling, general and administration expense, totalled $1,498,000, $1,591,000 and $1,640,000 in 2000,
1999 and 1998, respectively.


Note 14  Stock Option Plans

In 1986 and 1996, the Company adopted employee stock option plans (the "1986 Stock Option Plan" and the "1996 Stock Option Plan") under which the Organization and Compensation Committee of the Board of Directors may grant options to key management employees to purchase up to an aggregate of 1,200,000 and 2,250,000 shares, respectively, of the Company's common stock. Incentive options granted under these plans are exercisable on a cumulative basis equal to one-third for each year outstanding; unless otherwise specified by the Committee, nonstatutory options issued under the plans are exercisable on a cumulative basis equal to 20% for each year outstanding. Upon death or disability of an optionee, all options then held become immediately exercisable for one year, and upon retirement, at age 50 or older, the Committee may accelerate the dates at which the outstanding options may be exercised. Options under these plans generally expire ten years after the date of grant. The exercise price of the options granted is determined by the Committee, but cannot be less than 100% of the market price of the common stock at the date of grant.

At June 30, 2000, options to purchase 379,712 shares were outstanding under the 1986 Stock Option Plan. While options outstanding under this plan will remain in force until they are exercised, cancelled or expire, no further options may be granted. At June 30, 2000, options to purchase 1,221,493 shares were outstanding under the 1996 Stock Option Plan and 731,771 options were available for future grant. During fiscal year 1999, in connection with certain employee retirements and terminations, the Company accelerated the vesting and extended the exercise period associated with approximately 594,000 stock options and recorded compensation expense of $187,000.

In 1991, the Company adopted the Non-Employee Director Stock Option Plan (the "1991 Director Plan") under which each non-employee director was granted an option, exercisable immediately, to purchase 37,500 shares of the Company's common stock. Upon election, all new non-employee directors are granted an option to purchase 37,500 shares of the Company's common stock. Options granted under the 1991 Director Plan are exercisable at a price equal to 100% of the market price of the common stock at the date of grant. The options generally expire ten years after the date of grant unless the optionee ceases to be a non-employee director, in which case the options expire one year after the date of cessation. Common stock issued under the 1991 Director Plan cannot exceed 300,000 shares. At June 30, 2000, options to purchase 187,500 shares were outstanding under the 1991 Director Plan and 37,500 options were available for future grant.

In June, 1999, the Company adopted a plan which would grant additional options to purchase common stock to each non-employee director (such options are collectively referred to as "the 1999 Director Plan"). Under the 1999 Director Plan, each non-employee director was granted an option to purchase 30,000 shares of the Company's common stock at an exercise price of $10.50 per share. Options granted under this plan are exercisable on a cumulative basis equal to one-fourth per year on the date fixed for the Company's annual meeting of stockholders, commencing with the 1999 meeting which was held in November, 1999. At June 30, 2000 there were 210,000 options outstanding under the 1999 Director Plan. These options will expire on the earlier of ten years from the date of grant and the date on which the optionee ceases to be a non-employee director. Under this plan, the Company will recognize total compensation expense of $910,000. Of this amount, $370,000 was recognized during fiscal year 2000. The balance will be recognized rateably over the remaining term of the plan.

In June, 1999, the Company granted a total of 56,250 shares of restricted stock awards to two executive officers and the managing directors of the Company's Canadian and Australian subsidiaries. On the date of grant, the market value of these restricted stock awards totalled $590,625. These shares vest equally over a three-year period provided the Company's consolidated operating income in a particular year increases by at least 15%. If operating income growth for a particular year is less than 15% but more than 10%, then one-fifth of the annual amount will vest for each percentage point of growth over 10%. If operating income growth for a year is less than 10%, the restricted stock for that year will not vest. However, if cumulative compounded annual consolidated operating income grows by 15% per annum over the three-year period, then any restricted stock not previously vested will vest in its entirety. Compensation expense of $220,000 relating to these restricted stock awards was recorded during fiscal year 2000. Additional compensation expense relating to these restricted stock awards will be recognized when it becomes probable that vesting will occur for a particular year.

The Company has also established an incentive stock award plan for approximately 700 store managers. Under this plan, managers achieving certain profit improvement targets in their respective stores during fiscal years 2000 and 2001 would each receive up to 150 shares of Company stock. Compensation expense of $239,000 relating to this plan was recognized during fiscal year 2000. Additional compensation expense relating to this plan will be recognized in fiscal year 2001 when it becomes probable that the gross profit improvement targets will be achieved.

A summary of transactions relating to the stock plans is summarized in the following tables:

Summary of Stock Option Transactions


                                                2000                          1999                      1998
-------------------------------------------------------------------------------------------------------------------------------
                                                             Weighted                    Weighted                  Weighted
                                                              Average                     Average                   Average
                                                             Exercise                    Exercise                  Exercise
                                               Options         Price        Options        Price      Options        Price

-------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year              1,985,024        $ 5.13      1,521,749      $ 4.33    1,178,250        $ 4.63
Granted                                         470,875       $ 11.09        736,500      $ 6.49      415,500        $ 3.54
Exercised                                      (449,549)       $ 4.14       (155,226)     $ 4.95            -             -
Forfeited                                        (7,645)       $ 7.32       (117,999)     $ 3.74      (72,001)       $ 4.63
-------------------------------------------------------------------------------------------------------------------------------

Outstanding at end of year                    1,998,705        $ 6.74      1,985,024      $ 5.13    1,521,749        $ 4.33

-------------------------------------------------------------------------------------------------------------------------------

Exercisable at end of year                    1,089,080        $ 5.18      1,157,270      $ 4.36      878,244        $ 4.64

-------------------------------------------------------------------------------------------------------------------------------

Weighted average fair value of
    options granted during the year                            $ 7.11                     $ 4.05                     $ 2.20

-------------------------------------------------------------------------------------------------------------------------------

Fixed Price  Stock Options

                            Options          Weighted          Weighted           Options          Weighted
                          Outstanding         Average           Average         Exercisable         Average
  Range of Exercise           at             Remaining         Exercise             at             Exercise
        Prices           June 30, 2000     Life (years)          Price         June 30, 2000         Price
-----------------------------------------------------------------------------------------------------------------
$2.48                            37,500              7.00          $  2.48           37,500           $  2.48
$3.54 - $3.96                   555,197              7.68          $  3.67          267,443           $  3.68
$4.00 - $5.46                   636,216              2.86          $  4.69          631,220           $  4.69
$10.44 - $14.75                 769,792              9.36          $ 10.86          152,917           $ 10.50
-----------------------------------------------------------------------------------------------------------------
                              1,998,705              6.78          $  6.74        1,089,080           $  5.18

-----------------------------------------------------------------------------------------------------------------

As discussed in Note 1, the Company measures the expense associated with stock-based compensation using the intrinsic value method. Accordingly, because the exercise price of the stock options granted is equal to the market price of the common stock on the date of grant, except for the 1999 Director Plan as noted above, no compensation expense has been recognized upon the grant of stock options during fiscal years 2000, 1999, or 1998. Had the Company adopted the fair value method of recognizing stock-based compensation, the estimated fair value of the options granted would have been amortized to compensation expense over the vesting period. Pro forma information is presented below as if the Company had adopted the fair value method.

                                                     2000                           1999                           1998
(In thousands, except                      As            Pro                 As          Pro                As          Pro
per share amounts)                      Reported        Forma             Reported      Forma            Reported      Forma
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                          $ 25,120      $ 23,109          $ (24,645)  $ (25,538)         $ (12,773)  $ (13,513)

Basic net income (loss)
     per average common share                $ 0.85        $ 0.78            $ (1.17)    $ (1.21)           $ (0.70)    $ (0.74)

Diluted net income (loss) per
     average common share                    $ 0.82        $ 0.76            $ (1.17)    $ (1.21)           $ (0.70)    $ (0.74)


For purposes of the pro forma information above, the fair value of each option granted for each year was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 2000, 1999 and 1998, respectively: expected volatility of 56.6%, 55.1% and 54.1%; risk free interest rates of 6.3%, 5.2% and 5.9%; and expected lives of seven years for all three years and expected dividend yields of 0% for all three years.

The above pro forma information is not indicative of future amounts as the pro forma amounts do not include the impact of stock options granted prior to fiscal year 1996 and additional awards are anticipated in the future.


Note 15  Preferred Stock Purchase Rights

Effective September 20, 1999, the Board of Directors adopted a shareholder rights plan. Pursuant to the terms of this new plan, the Company declared a dividend of one right ("Right") on each share of Common Stock of the Company. Each Right entitles the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, no par value per share, of the Company at an exercise price of $56.67. The Rights are not currently exercisable and will become exercisable 10 days after a person or group acquires beneficial ownership of 15% or more of the company's outstanding Common Stock or announces a tender offer or exchange offer the consummation of which would result in beneficial ownership by a person or group of 15% or more of the outstanding Common Stock. The Rights are subject to redemption by the Company for $0.01 per Right at any time prior to the tenth day after the first public announcement of the acquisition by a person or group of beneficial ownership of 15% or more of the Company's Common Stock. In addition, the Board of Directors is authorized to amend the Rights plan at any time before the Rights become exercisable.

If a person or group acquires beneficial ownership of 15% or more of the Company's Common Stock and the Rights are then exercisable, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right's then current exercise price, a number of the Company's shares of Common Stock having a market value of twice such price. In addition, if InterTAN is acquired in a merger or other business combination transaction after a person has acquired beneficial ownership of 15% or more of the Company's Common Stock and the Rights are then exercisable, each Right will entitle its holder to purchase, at the Right's then current exercise price, a number of the acquiring company's shares of common stock having a market value of twice such price. Following the acquisition by a person or group of beneficial ownership of 15% or more of the Company's Common Stock and prior to an acquisition of beneficial ownership of 50% or more of the Company's Common Stock, the Board of Directors may exchange the Rights (other than Rights owned by such person or group, which will have become null and non-transferrable), in whole or in part, at an exchange ratio of one share of Common Stock (or one one-hundredth of a share of Preferred Stock) per Right. The Rights under this plan will expire on September 20, 2009.


Note 16  Segment Reporting Disclosures

The Company's business is managed along geographic lines. All references in these notes to "Canada", "Australia", "Corporate Headquarters" and "the United Kingdom" refer to the Company's reportable segments, unless otherwise noted. Transactions between operating segments are not common and are not material to the segment information.

Summarized in the table below are the net sales and operating revenues, depreciation and amortization, operating income (loss), assets and capital expenditures for the Company's reportable segments for the fiscal years ended June 30, 2000, 1999 and 1998.

                                                                           Year Ended June 30
          (in thousands)                                              2000           1999                1998
          ----------------------------------------------------------------------------------------------------
          Net sales and operating revenues:
               Canada                                            $ 364,163      $ 297,314           $ 270,675
               Australia                                           120,055        105,595              98,171
               United Kingdom                                            -         97,141  1          172,528

          ----------------------------------------------------------------------------------------------------
                                                                 $ 484,218      $ 500,050           $ 541,374
          ====================================================================================================
          Depreciation and  amortization:
               Canada                                              $ 4,468        $ 4,140             $ 4,705
               Australia                                             1,445          1,273               1,166
               United Kingdom                                            -            855  1            1,482
               Corporate Headquarters                                   90            110                  68

          ----------------------------------------------------------------------------------------------------
                                                                   $ 6,003        $ 6,378             $ 7,421
          ====================================================================================================
          Operating income (loss):
               Canada                                             $ 42,526       $ 34,046            $ 23,233
               Australia                                             6,778          7,139               5,710
               United Kingdom                                            -        (31,723) 1          (21,804)
               Corporate Headquarters expenses                      (5,299)        (6,448)             (4,779)
          ----------------------------------------------------------------------------------------------------
          Operating income                                          44,005          3,014               2,360
               Foreign currency transaction (gains) losses             209           (331)               (761)
               Interest income                                      (2,418)        (1,535)             (1,172)
               Interest expense                                        587          4,815               6,636
          ----------------------------------------------------------------------------------------------------
          Income (loss) before income taxes                       $ 45,627           $ 65            $ (2,343)
          ----------------------------------------------------------------------------------------------------
          Assets:
               Canada                                            $ 155,071      $ 136,703           $ 111,496
               Australia                                            50,245         53,787              45,675
               United Kingdom                                            -              -  1           64,246
               Corporate Headquarters                                2,760          7,825               2,130

          ----------------------------------------------------------------------------------------------------
                                                                 $ 208,076      $ 198,315           $ 223,547
          ----------------------------------------------------------------------------------------------------
          Capital expenditures:
               Canada                                              $ 6,833        $ 3,475             $ 3,370
               Australia                                             2,821          1,564               1,636
               United Kingdom                                            -          2,226  1            1,983
               Corporate Headquarters                                   37             45                 176

          ----------------------------------------------------------------------------------------------------
                                                                   $ 9,691        $ 7,310             $ 7,165
          ----------------------------------------------------------------------------------------------------

/1/ The Company sold its United Kingdom subsidiary in January 1999 and recognized a loss of $35,088,000. Accordingly, the Company's 1999 operating results in the United Kingdom reflect only six months of operation and the loss on sale.
/2/ Reflects a charge of $12,712,000 associated with the closure of 69 unprofitable stores.

Note 17  Quarterly Data (Unaudited)

                                                                                     Quarter ended
                                                                                     September 30

(In thousands, in U.S. dollars, except per share data)                              1999                 1998
--------------------------------------------------------------------------------------------------------------
Net sales and operating revenues                                               $ 108,003            $ 121,844
Other income                                                                          95                   79

--------------------------------------------------------------------------------------------------------------
                                                                                 108,098              121,923
--------------------------------------------------------------------------------------------------------------
Operating costs and expenses:
     Cost of products sold                                                        63,740               68,876
     Selling, general and administrative expenses                                 35,207               47,847
     Depreciation and amortization                                                 1,371                1,790
     Provision for business restructuring                                              -                    -
--------------------------------------------------------------------------------------------------------------
                                                                                 100,318              118,513
--------------------------------------------------------------------------------------------------------------

Operating income (loss)                                                            7,780                3,410
Foreign currency transaction (gains) losses                                           51                 (412)
Interest income                                                                     (484)                (286)
Interest expense                                                                     139                1,399
--------------------------------------------------------------------------------------------------------------

Income  (loss) before income taxes                                                 8,074                2,709
Income taxes                                                                       3,687                3,004

--------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                $ 4,387               $ (295)
==============================================================================================================

Basic net income (loss) per avarage common share                                  $ 0.15              $ (0.01)

Diluted net income (loss) per average common share                                $ 0.14              $ (0.01)
--------------------------------------------------------------------------------------------------------------

Average common shares outstanding                                                 29,858               18,786

Average common shares outstanding assuming dilution                               31,021               18,786

--------------------------------------------------------------------------------------------------------------


/1/ Represents a loss on the disposal of the Company's former subsidiary in the United Kingdom. (See Note 4).

          Quarter ended                            Quarter ended                        Quarter ended
           December 31                               March 31                              June 30

            1999              1998                  2000              1999              2000                1999
-----------------------------------------------------------------------------------------------------------------
       $ 169,167          $198,379             $ 104,604          $ 88,066         $ 102,444            $ 91,761
              54                50                    69                73               (93)                 64

-----------------------------------------------------------------------------------------------------------------
         169,221           198,429               104,673            88,139           102,351              91,825
-----------------------------------------------------------------------------------------------------------------

          98,983           112,633                59,817            49,266            58,459              50,093
          46,348            60,307                37,297            32,817            34,484              33,997
           1,520             1,830                 1,552             1,388             1,560               1,370
               -               376 1                   -            34,712  1              -                   -
-----------------------------------------------------------------------------------------------------------------
         146,851           175,146                98,666           118,183 #          94,503              85,460
-----------------------------------------------------------------------------------------------------------------

          22,370            23,283                 6,007           (30,044)            7,848               6,365
             114               (43)                  127                80               (83)                 44
            (328)             (253)                 (862)             (475)             (744)               (521)
             145             1,886                   129             1,025               174                 505
-----------------------------------------------------------------------------------------------------------------

          22,439            21,693                 6,613           (30,674)            8,501               6,337
          10,079             7,929                 2,985            10,548             3,756               3,229

-----------------------------------------------------------------------------------------------------------------
        $ 12,360           $13,764               $ 3,628         $ (41,222)          $ 4,745             $ 3,108
=================================================================================================================

          $ 0.41            $ 0.72                $ 0.12           $ (2.08)           $ 0.16              $ 0.12

          $ 0.39            $ 0.51                $ 0.12           $ (2.08)           $ 0.16              $ 0.11
-----------------------------------------------------------------------------------------------------------------

          30,107            19,124                29,737            19,785            28,936              26,388

          31,317            29,192                30,647            19,785            29,817              30,641

-----------------------------------------------------------------------------------------------------------------

Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been no change in independent accountants and no disagreement with any independent accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during the period since the end of fiscal year 1999.


PART III

Item 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information called for by this Item with respect to directors and executive officers has been omitted pursuant to General Instruction G(3) to Form 10-K. This information is incorporated by reference from the 2000 definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A.


Item 11  EXECUTIVE COMPENSATION.

The information called for by this Item with respect to executive compensation has been omitted pursuant to General Instruction G (3) to Form 10-K. The information is incorporated herein by reference from the 2000 definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A.


Item 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information called for by this Item with respect to security ownership of certain beneficial owners and management has been omitted pursuant to General Instruction G(3) to Form 10-K. This information is incorporated by reference from the 2000 definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A.


Item 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There was no information called for by this Item with respect to certain relationships and transactions with management and others.

PART IV


Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND RESPORTS ON FORM 8-K.

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

               4(c) Rights Agreement between InterTAN, Inc. and Bank Boston, N.A. (filed as Exhibit 4 to InterTAN, Inc.'s Form 8-A filed on September 17, 1999 and incorporated herein by reference).

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

                10(d)(ii)       Letter Agreement dated July 1, 1998 between
                                InterTAN, Inc. and James T. Nichols amending prior stock option agreements. (Filed as Exhibit
                                10(b) to InterTAN's Quarterly Report on Form 10-
                                Q for quarter ended September 30, 1998 and incorporated herein by reference).

                10(e) Employment Agreement dated November 29, 1997 between InterTAN, Inc. and Brian E. Levy (Filed as Exhibit 10(a) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1997 and incorporated herein by reference).

                10(e)(i) Employment Agreement dated June 10, 1999 between InterTAN, Inc. and Brian E. Levy superceding prior Employment Agreement dated November 29, 1997 between same parties (Filed as Exhibit 10(e)(i) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1999 and incorporated herein by reference).

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

                10(h)(i) Amendment to Employment Letter Agreement between InterTAN, Inc. and James G. Gingerich dated February 15, 2000 (Filed on Exhibit 10(b) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1999 and incorporated herein by reference).

                10(i) Employment Agreement between InterTAN, Inc. and Douglas C. Saunders dated March 10, 1995 (Filed as Exhibit 10(vi) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1995 and incorporated herein by reference).

                10(i)(i) Amendment to Employment Letter Agreement between InterTAN, Inc. and Douglas C. Saunders dated February 15, 2000 (Filed as Exhibit 10(c) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1999 and incorporated herein by reference).

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

                10(l)(vi)       Amended and Restated Merchandise Agreement by
                                and among InterTAN, Inc., InterTAN Canada Ltd.,
                                InterTAN Australia Ltd., Technotron Sales Corp.
                                Pty. Limited, Tandy Corporation and A&A
                                International, Inc. dated as of January 25, 1999
                                (Filed as Exhibit 10(a) to InterTAN's Quarterly
                                Report on Form 10-Q for quarter ended December
                                31, 1999 and incorporated herein by reference).

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

                10(o)(iv)       Amended and Restated License Agreement (Canada)
                                between Tandy Corporation and InterTAN, Canada
                                Ltd., dated as of January 25, 1999 (Filed as
                                Exhibit 10(b) to InterTAN's Quarterly Report on
                                Form 10-Q for quarter ended December 31, 1999 and incorporated herein by reference).

                *10(o)(v)       First Amendment to Amended and Restated License
                                Agreement (Canada) between RadioShack
                                Corporation (formerly Tandy Corporation) and
                                InterTAN Canada Ltd. dated as of June 1, 2000.

                10(o)(vi)       Amended and Restated License Agreement between
                                Tandy Corporation and InterTAN Australia Ltd.
                                dated as of January 25, 1999 (Filed as Exhibit
                                10(c) to InterTAN's Quarterly Report on Form 10-
                                Q for quarter ended December 31, 1999 and incorporated herein by reference).

               *10(o)(vii)      First Amendment to Amended and Restated License
                                Agreement (Australia and New Zealand) between
                                RadioShack Corporation (formerly Tandy
                                Corporation) and InterTAN Australia Ltd. dated as of June 1, 2000.

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

                10(p)(i) Form of Rectification and Amendment No.1 to Loan Agreement dated to be effective February 24, 1998 (Filed as Exhibit 10(a) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1998 and incorporated

                10(p)(ii)       Second Amendment to Loan Agreement dated as of
                                January,1999 among InterTAN, Inc. InterTAN
                                Canada Ltd., InterTAN UK Ltd., Bank America
                                Canada, Bank America National Trust and Savings
                                Association, Bankboston Retail Finance Inc.,
                                Congress Financial Corporation, Bank Boston, NA and Burdale Financial Limited. (Filed as Exhibit
                                10(b) to InterTAN's Quarterly Report on Form 10-
                                Q for quarter ended March 31, 1999 and
                                incorporated herein by reference).

                10(p)(iii)      Third Amendment to Loan Agreement dated as of
                                April, 1999 among InterTAN, Inc. InterTAN Canada
                                Ltd., InterTAN UK Ltd., Bank America Canada,
                                Bank America National Trust and Savings
                                Association, Bankboston Retail Finance Inc. and
                                Congress Financial Corporation. (Filed as
                                Exhibit 10(p)(iii) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1999 and incorporated herein by reference).

                10(p)(iv)       Fourth Amendment to Loan Agreement between
                                InterTAN Canada Ltd., Bank of America Canada,
                                Bankboston Retail Finance Inc. and Congress
                                Financial Corporation dated as of October 1,
                                1999 (Filed as Exhibit 10(e) to InterTAN's
                                Quarterly Report on Form 10-Q for quarter ended
                                December 31, 1999 and incorporated herein by reference).

                10(p)(v) Fifth Amendment to Loan Agreement between InterTAN Canada Ltd., Bank of America Canada, Bankboston Retail Finance Inc. and Congress Financial Corporation dated as of October 1, 1999 (Filed as Exhibit 10(f) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1999 and incorporated herein by reference).

                10(p)(vi)       Assignment and Assumption Agreement between Bank
                                of America Canada, Bankboston Retail Finance
                                Inc. and InterTAN Canada Ltd. dated October 28,
                                1999 (Filed as Exhibit 10(g) to InterTAN's
                                Quarterly Report on Form 10-Q for quarter ended
                                December 31, 1999 and incorporated herein by reference).

                10(p)(vii)      Assignment and Assumption Agreement between Bank
                                of America Canada, Congress Financial
                                Corporation and InterTAN Canada Ltd. dated
                                October 28, 1999 (Filed as Exhibit 10(h) to
                                InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1999 and incorporated herein by reference).

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

                10(u) Employment Agreement between InterTAN, Inc. and Jeffrey A. Losch dated February 23, 1999 (Filed as Exhibit 10(d) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1999 and incorporated herein by reference).

                10(u)(i) Amendment to Employment Letter Agreement between InterTAN, Inc. and Jeffrey A. Losch dated February 15, 2000 (Filed as Exhibit 10(d) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1999 and incorporated herein by reference).

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

                10(x) Correspondence dated June 9, 1999 from InterTAN, Inc. addressed to Brian E. Levy in respect of a grant of restricted stock (Filed as Exhibit 10(x) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1999 and incorporated herein by reference).

                10(y) Correspondence dated June 9, 1999 from InterTAN, Inc. addressed to James G. Gingerich in respect of a grant of restricted stock (Filed as Exhibit 10(y) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1999 and incorporated herein by reference).

                10(z) Form of Agreement that evidences the InterTAN, Inc. Plan for 1999 Non-Employee Director Non-Qualified Stock Options (Filed as Exhibit 10(d) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1999 and incorporated herein by reference).

                10(aa) Composite copy of Deferred Compensation Plan reflecting amendments thereto authorized by Board of Directors of InterTAN, Inc. on February 14, 2000 (Filed as Exhibit 10(a) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1999 and incorporated herein by reference).

                10(bb) Plan Agreement in respect of Deferred Compensation Plan between InterTAN, Inc. and Jeffrey A. Losch dated February 18, 2000 (Filed as Exhibit 10(e) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1999 and incorporated herein by reference).

               *10(cc) Form of Indemnification Agreement entered into between InterTAN, Inc. and each individual director and executive officer of InterTAN, Inc. dated as of June 7, 2000.

                21 Subsidiaries of InterTAN, Inc. (Filed as Exhibit 21 to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1999 and incorporated herein by reference).

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

_________________
* Filed herewith


     (b)  Reports on Form 8K:

          A report on Form 8K was filed on May 2, 2000 to report that at its meeting of April 25, 2000 the Board of Directors authorized a further share repurchase program under which up to an additional 1,500,000 shares of InterTAN, Inc.'s common stock could be repurchased by the Company.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                InterTAN, Inc.

September 27, 2000              /s/ Brian E. Levy
                                -----------------
                                Brian E. Levy,
                                President and Chief Executive Officer
                                (Principal Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 27th day of September, 2000 by the following persons on behalf of InterTAN, Inc. and in the capacities indicated.

Signature                       Title
---------                       -----

/s/ James G. Gingerich          Executive Vice President and
----------------------          Chief Financial Officer
James G. Gingerich              (Principal Financial Officer)


/s/ Douglas C. Saunders        Vice President and
-----------------------        Corporate Controller
Douglas C. Saunders            (Principal Accounting Officer)


/s/ Ron G. Stegall              Director and
------------------              Chairman of the Board
Ron. G. Stegall


/s/ William C. Bousquette       Director
-------------------------
William C. Bousquette


/s/ John A. Capstick            Director
--------------------
John A. Capstick


/s/ Clark A. Johnson            Director
--------------------
Clark A. Johnson


/s/ John H. McDaniel            Director
--------------------
John H. McDaniel


/s/ W/ Darcy McKeough           Director
---------------------
W. Darcy McKeough


/s/ James T. Nichols            Director and
--------------------            Vice Chairman of the Board
James T. Nichols


/s/ Brian E. Levy               Director and
-----------------               President and Chief Executive Officer
Brian E. Levy

                     Report of Independent Accountants on
                         Financial Statement Schedules



To the Board of Directors of
InterTAN, Inc.

Our audits of the consolidated financial statements referred to in our report dated August 14, 2000 appearing in the 2000 Annual Report to Shareholders of InterTAN, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(1) of this Form 10-K. In our opinion, this financial statement schedule present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/PricewaterhouseCoopers LLP



Toronto, Canada
August 14, 2000

                                                                     Schedule II

                                InterTAN, Inc.
                Valuation and Qualifying Accounts and Reserves

                                                                      --------            --------            --------
                                                                        2000                1999                1998
(In thousands)                                                        --------            --------            --------
Allowance for Doubtful Accounts

            Balance, beginning of year                                 $   680            $  1,228             $ 1,539

            Additions charged to profit and loss                            70                  27                  23

            Accounts receivable charged off,
              net of recoveries                                           (545)               (575)               (334)
                                                                      --------            --------            --------
            Balance, end of year                                       $   205            $    680             $ 1,228
                                                                      ========            ========            ========

European Business Restructuring Reserve

            Balance, beginning of year                                 $   740            $    881             $ 1,449

            Credited to cost and expense                                     -                   -                   -

            Payments and other dispositions, net                          (539)               (141)               (568)
                                                                      --------            --------            --------
            Balance, end of year                                       $   201            $    740             $   881
                                                                      ========            ========            ========

United Kingdom Business Restructuring  Reserve

            Balance, beginning of year                                 $     -            $  9,416             $     -

            Credited to cost and expense                                     -                   -              12,712

            Payments and other dispositions, net                             -              (3,404)             (3,296)

            Adjustment on disposal of United
              Kingdom subsidary                                              -              (6,012)                  -
                                                                      --------            --------            --------
            Balance, end of year                                       $     -            $      -             $ 9,416
                                                                      ========            ========            ========

Deferred Tax Valuation Allowance

            Balance, beginning of year                                 $ 7,891            $ 43,250             $39,338

            Additions to valuation allowance                            21,259                 750               7,865

            Adjustments to valuation allowance                            (222)                  -                (666)

            Reduction in deferred tax assets                                 -             (36,200)             (2,941)

            Foreign exchange rate effects                                  (29)                 91                (346)
                                                                      --------            --------            --------
            Balance, end of year                                       $28,899            $  7,891             $43,250
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

                4(c) Rights Agreement between InterTAN, Inc. and Bank Boston, N.A. (filed as Exhibit 4 to InterTAN, Inc.'s Form 8-A filed on September 17, 1999 and incorporated herein by reference).

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

                10(d)(ii)       Letter Agreement dated July 1, 1998 between
                                InterTAN, Inc. and James T. Nichols amending prior stock option agreements. (Filed as Exhibit
                                10(b) to InterTAN's Quarterly Report on Form 10-
                                Q for quarter ended September 30, 1998 and incorporated herein by reference).

                10(e) Employment Agreement dated November 29, 1997 between InterTAN, Inc. and Brian E. Levy (Filed as Exhibit 10(a) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1997 and incorporated herein by reference).

                10(e)(i) Employment Agreement dated June 10, 1999 between InterTAN, Inc. and Brian E. Levy superceding prior Employment Agreement dated November 29, 1997 between same parties (Filed as Exhibit 10(e)(i) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1999 and incorporated herein by reference).

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

                10(h)(i) Amendment to Employment Letter Agreement between InterTAN, Inc. and James G. Gingerich dated February 15, 2000 (Filed on Exhibit 10(b) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1999 and incorporated herein by reference).

                10(i)           Employment Agreement between InterTAN, Inc. and

                                Douglas C. Saunders dated March 10, 1995 (Filed as Exhibit 10(vi) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1995 and incorporated herein by reference).

                10(i)(i) Amendment to Employment Letter Agreement between InterTAN, Inc. and Douglas C. Saunders dated February 15, 2000 (Filed as Exhibit 10(c) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1999 and incorporated herein by reference).

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

                10(l)(vi)       Amended and Restated Merchandise Agreement by
                                and among InterTAN, Inc., InterTAN Canada Ltd.,
                                InterTAN Australia Ltd., Technotron Sales Corp.
                                Pty. Limited, Tandy Corporation and A&A
                                International, Inc. dated as of January 25, 1999
                                (Filed as Exhibit 10(a) to InterTAN's Quarterly
                                Report on Form 10-Q for quarter ended December
                                31, 1999 and incorporated herein by reference).

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

                10(o)(iv)       Amended and Restated License Agreement (Canada)
                                between Tandy Corporation and InterTAN, Canada
                                Ltd., dated as of January 25, 1999 (Filed as
                                Exhibit 10(b) to InterTAN's Quarterly Report on
                                Form 10-Q for quarter ended December 31, 1999 and incorporated herein by reference).

                *10(o)(v)       First Amendment to Amended and Restated License
                                Agreement (Canada) between RadioShack
                                Corporation (formerly Tandy Corporation) and
                                InterTAN Canada Ltd. dated as of June 1, 2000.

                10(o)(vi)       Amended and Restated License Agreement between
                                Tandy Corporation and InterTAN Australia Ltd.
                                dated as of January 25, 1999 (Filed as Exhibit
                                10(c) to InterTAN's Quarterly Report on Form 10-
                                Q for quarter ended December 31, 1999 and incorporated herein by reference).

                *10(o)(vii)     First Amendment to Amended and Restated License
                                Agreement (Australia and New Zealand) between
                                RadioShack Corporation (formerly Tandy
                                Corporation) and InterTAN Australia Ltd. dated as of June 1, 2000.

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

                10(p)(ii)       Second Amendment to Loan Agreement dated as of
                                January,1999 among InterTAN, Inc. InterTAN
                                Canada Ltd., InterTAN UK Ltd., Bank America
                                Canada, Bank America National Trust and Savings
                                Association, Bankboston Retail Finance Inc.,
                                Congress Financial Corporation, Bank Boston, NA and Burdale Financial Limited. (Filed as Exhibit
                                10(b) to InterTAN's Quarterly Report on Form 10-
                                Q for quarter ended March 31, 1999 and
                                incorporated herein by reference).

                10(p)(iii)      Third Amendment to Loan Agreement dated as of
                                April, 1999 among InterTAN, Inc. InterTAN Canada
                                Ltd., InterTAN UK Ltd., Bank America Canada,
                                Bank America National Trust and Savings
                                Association, Bankboston Retail Finance Inc. and
                                Congress Financial Corporation. (Filed as
                                Exhibit 10(p)(iii) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1999 and incorporated herein by reference).

                10(p)(iv)       Fourth Amendment to Loan Agreement between
                                InterTAN Canada Ltd., Bank of America Canada,
                                Bankboston Retail Finance Inc. and Congress
                                Financial Corporation dated as of October 1,
                                1999 (Filed as Exhibit 10(e) to InterTAN's
                                Quarterly Report on Form 10-Q for quarter ended
                                December 31, 1999 and incorporated herein by reference).

                10(p)(v) Fifth Amendment to Loan Agreement between InterTAN Canada Ltd., Bank of America Canada, Bankboston Retail Finance Inc. and Congress Financial Corporation dated as of October 1, 1999 (Filed as Exhibit 10(f) to InterTAN's

                                Quarterly Report on Form 10-Q for quarter ended December 31, 1999 and incorporated herein by reference).

                10(p)(vi)       Assignment and Assumption Agreement between Bank
                                of America Canada, Bankboston Retail Finance
                                Inc. and InterTAN Canada Ltd. dated October 28,
                                1999 (Filed as Exhibit 10(g) to InterTAN's
                                Quarterly Report on Form 10-Q for quarter ended
                                December 31, 1999 and incorporated herein by reference).

                10(p)(vii)      Assignment and Assumption Agreement between Bank
                                of America Canada, Congress Financial
                                Corporation and InterTAN Canada Ltd. dated
                                October 28, 1999 (Filed as Exhibit 10(h) to
                                InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1999 and incorporated herein by reference).

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

                10(u) Employment Agreement between InterTAN, Inc. and Jeffrey A. Losch dated February 23, 1999 (Filed as Exhibit 10(d) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1999 and incorporated herein by reference).

                10(u)(i) Amendment to Employment Letter Agreement between InterTAN, Inc. and Jeffrey A. Losch dated February 15, 2000 (Filed as Exhibit 10(d) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1999 and incorporated herein by reference).

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

                10(x) Correspondence dated June 9, 1999 from InterTAN, Inc. addressed to Brian E. Levy in respect of a grant of restricted stock (Filed as Exhibit 10(x) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1999 and incorporated herein by reference).

                10(y) Correspondence dated June 9, 1999 from InterTAN, Inc. addressed to James G. Gingerich in respect of a grant of restricted stock (Filed as Exhibit 10(y) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1999 and incorporated herein by reference).

                10(z) Form of Agreement that evidences the InterTAN, Inc. Plan for 1999 Non-Employee Director Non-Qualified Stock Options (Filed as Exhibit 10(d) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1999 and incorporated herein by reference).

                10(aa) Composite copy of Deferred Compensation Plan reflecting amendments thereto authorized by Board of Directors of InterTAN, Inc. on February 14, 2000 (Filed as Exhibit 10(a) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1999 and incorporated herein by reference).

                10(bb) Plan Agreement in respect of Deferred Compensation Plan between InterTAN, Inc. and Jeffrey A. Losch dated February 18, 2000 (Filed as Exhibit 10(e) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1999 and incorporated herein by reference).

                *10(cc) Form of Indemnification Agreement entered into between InterTAN, Inc. and each individual director and executive officer of InterTAN, Inc. dated as of June 7, 2000.

                21 Subsidiaries of InterTAN, Inc. (Filed as Exhibit 21 to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1999 and incorporated herein by reference).

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