Form 10-Q
period 2000-09-30
INTERTAN INC
filed 2000-11-13
CIK 803227

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            Washington, D.C. 20549
                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000 or
                                                     ------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     for the transition period from ______ to _________________

Commission file number 1-10062
                       -------


                                InterTAN, Inc.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

                           Delaware                                              75-2130875
                           --------                                              ----------
(State or other jurisdiction of incorporation or organization)       (IRS Employer Identification No.)

   3300 Highway #7,Suite 904
     Concord, Ontario Canada                                     L4K 4M3
     -----------------------                                     -------
   (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:           (905) 760-9701
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

At October 31, 2000, 27,645,287 shares of the registrant's common stock, par value $1.00 per share, were outstanding.

                               TABLE OF CONTENTS

                                    PART I


                                                               Page

Introductory note regarding forward-looking information          3

ITEM 1 - Financial Statements and Supplementary Data

          Consolidated Statements of Operations                  4

          Consolidated Balance Sheets                            5

          Consolidated Statements of Cash Flows                  6

          Notes to Consolidated Financial Statements             7

ITEM 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                  11

                                    PART II

ITEM 1 - Legal Proceedings                                      19

ITEM 4 - Submission of Matters to a Vote of Security Holders    19

ITEM 6 - Exhibits and Reports on Form 8-K                       19

                                     OTHER

Signatures                                                      21

INTRODUCTORY NOTE REGARDING FORWARD-LOOKING INFORMATION

With the exception of historical information, certain of the matters discussed herein are forward-looking statements about the business, financial condition and prospects of InterTAN, Inc. (the "Company" or "InterTAN"). These statements include statements regarding the ability of the many new initiatives introduced during the quarter to strengthen the Company's position going forward, the Company's ability to continue to obtain leverage on its expenses sufficient to offset any reductions in the gross margin percentage, projections concerning the relationship between interest expense and interest income, reductions in the effective tax rates, the timing of the payment of tax reassessments, the adequacy of the Company's liquidity and the Company's ability to arrange new
financing in Canada.   The actual results of the Company could differ materially
from those indicated by the forward-looking statements because of various risks and uncertainties including, but not limited to, international economic conditions, interest and foreign exchange rate fluctuations, various tax issues, including possible reassessments, changes in product demand, the Company's ability to develop and maintain relationships with strategic vendors, competitive products and pricing, availability of products, inventory risks due to shifts in market conditions, dependence on manufacturers' product development, the regulatory and trade environment, real estate market fluctuations, compliance and other risks indicated in the Company's previous filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

ITEM 1 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated  Statements  Of  Operations
InterTAN, Inc.
--------------------------------------------------------------------------------
(U.S. dollars in thousands, except per share data)
(Unaudited)

                                                                       Three months ended
                                                                          September 30
                                                     ---------------------------------------------------
                                                                      2000                          1999
                                                     ---------------------          --------------------
Net sales and operating revenues                                  $119,951                      $108,003
Other income                                                            59                            95
                                                     ---------------------------------------------------
                                                                   120,010                       108,098
                                                     ---------------------------------------------------

Operating costs and expenses:
 Cost of products sold                                              72,202                        63,740
 Selling, general and administrative expenses                       36,879                        35,207
 Depreciation and amortization                                       1,592                         1,371
                                                     ---------------------------------------------------
                                                                   110,673                       100,318
                                                     ---------------------------------------------------

Operating income                                                     9,337                         7,780

 Foreign currency transaction losses                                  (126)                          (51)
 Interest income                                                       434                           484
 Interest expense                                                     (124)                         (139)
                                                     ---------------------------------------------------

Income before income taxes                                           9,521                         8,074
Income taxes                                                         4,196                         3,687
                                                     ---------------------------------------------------

Net income                                                        $  5,325                      $  4,387
                                                     ===================================================

Basic net income per average common share                         $   0.19                      $   0.15

Diluted net income per average common share                       $   0.18                      $   0.14

Average common shares outstanding                                   28,032                        29,858

Average common shares outstanding assuming
     dilution                                                       28,950                        31,021


The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets
InterTAN, Inc.
--------------------------------------------------------------------------------
(U.S. dollars in thousands, except share data)
(Unaudited)

                                                                                September 30        June 30     September 30
                                                                                    2000              2000          1999
                                                                                ---------------------------------------------
Assets
Current Assets:
  Cash and short-term investments                                               $  10,302           $  44,750       $  26,420
  Accounts receivable, less allowance for doubtful
    accounts                                                                       22,132              12,803          18,472
  Inventories                                                                     140,103             121,894         126,036
  Other current assets                                                              1,499               1,235           2,418
  Deferred income taxes                                                             2,248               2,295           1,238
                                                                                ---------------------------------------------
    Total current assets                                                          176,284             182,977         174,584

Property and equipment, less accumulated
     depreciation and amortization                                                 24,061              22,587          20,830
Other assets                                                                           28                  29             284
Deferred income taxes                                                               2,445               2,483           3,938
                                                                                ---------------------------------------------
Total Assets                                                                    $ 202,818           $ 208,076       $ 199,636
                                                                                =============================================

Liabilities and Stockholders' Equity
Current Liabilities:
  Short-term bank borrowings                                                    $   6,655           $       -       $       -
  Accounts payable                                                                 35,000              26,174          21,506
  Accrued expenses                                                                 13,882              16,821          15,594
  Income taxes payable                                                             25,343              30,137          31,246
  Deferred service contract revenue - current portion                               5,756               5,383           4,773
                                                                                ---------------------------------------------
    Total current liabilities                                                      86,636              78,515          73,119

Deferred service contract revenue - non-current
 portion                                                                            4,887               4,735           4,175
Other liabilities                                                                   5,851               6,050           6,571
                                                                                ---------------------------------------------
                                                                                   97,374              89,300          83,865
                                                                                ---------------------------------------------

Stockholders' Equity:
  Preferred stock, no par value, 1,000,000 shares
    authorized, none issued or outstanding                                              -                   -               -
  Common stock, $1 par value, 40,000,000 shares
    authorized, 30,638,093, 30,498,135 and
    29,923,464 issued                                                              30,638              30,498          29,924
  Common stock in treasury, at cost, 3,027,150
    1,789,815 and 0 shares                                                        (34,529)            (18,700)              -
  Additional paid-in capital                                                      147,303             146,214         142,104
  Deficit                                                                          (4,450)             (9,775)        (30,504)
  Accumulated other comprehensive loss                                            (33,518)            (29,461)        (25,753)
                                                                                ---------------------------------------------
    Total stockholders' equity                                                    105,444             118,776         115,771
                                                                                ---------------------------------------------
Commitments and contingent liabilities
    (see Notes 7 and 8)
Total Liabilities and Stockholders' Equity                                      $ 202,818           $ 208,076       $ 199,636
                                                                                =============================================

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
InterTAN, Inc.
--------------------------------------------------------------------------------

(U.S. dollars in thousands)
(Unaudited)                                                                        Three months ended
                                                                                      September 30
                                                                         -------------------------------------
                                                                            2000                       1999
                                                                         -------------------------------------
Cash flows from operating activities:
  Net income                                                             $   5,325                   $   4,387
  Adjustments to reconcile net income to
  cash used in operating activities:
    Depreciation and amortization                                            1,592                       1,371
    Stock based compensation                                                   373                         324
    Other                                                                       51                          33
  Cash provided by (used in) current assets and liabilities:
    Accounts receivable                                                     (9,998)                     (6,987)
    Inventories                                                            (23,007)                    (14,480)
    Other current assets                                                      (471)                       (523)
    Accounts payable                                                        10,160                       5,644
    Accrued expenses                                                        (2,160)                     (1,648)
    Deferred service contract revenue                                          525                         452
    Income taxes payable                                                    (4,330)                     (8,024)
                                                                         -------------------------------------

     Net cash used in operating activities                                 (21,940)                    (19,451)
                                                                         -------------------------------------

Cash flows from investing activities:
 Additions to property and equipment                                        (4,014)                     (2,223)
 Proceeds from sales of property and equipment                                  27                          22
 Other investing activities                                                    327                         151
                                                                         -------------------------------------

     Net cash used in investing activities                                  (3,660)                     (2,050)
                                                                         -------------------------------------

Cash flows from financing activities:
 Changes in short-term bank borrowings, net                                  6,748                           -
 Proceeds from issuance of common stock to employee plans                      472                         487
 Proceeds from exercise of stock options                                        83                         308
 Purchase of treasury stock                                                (15,529)                          -
                                                                         -------------------------------------

     Net cash provided by (used in) financing activities                    (8,226)                        795
                                                                         -------------------------------------

Effect of exchange rate changes on cash                                       (622)                       (277)
                                                                         -------------------------------------

Net decrease in cash and short-term investments                            (34,448)                    (20,983)
Cash and short-term investments, beginning of period                        44,750                      47,403
                                                                         -------------------------------------

Cash and short-term investments, end of period                           $  10,302                    $ 26,420
                                                                         =====================================


 The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1    Basis of Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements", and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with accounting principles and practices (including consolidation practices) as reflected in InterTAN, Inc.'s ("InterTAN" or the "Company") Annual Report on Form 10-K for the fiscal year ended June 30, 2000, and, in the opinion of the Company, include all adjustments necessary for a fair presentation of the Company's financial position as of September 30, 2000 and 1999 and the results of its operations for the three months ended September 30, 2000 and 1999 and its cash flows for the three months ended September 30, 2000 and 1999. Such adjustments are of a normal and recurring nature. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that can be expected for the fiscal year ended June 30, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.


Note 2    New Accounting Standards

Effective July 1, 2000, the Company adopted Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). This new accounting standard requires that derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities, as the case may be. The treatment of changes in the fair value of a derivative (i.e., gains and losses) will depend on its intended use and designation. Gains and losses on derivatives designated as hedges against the cash flow effect of a forecasted transaction will initially be reported as a component of comprehensive income and, subsequently, reclassified into earnings when the forecasted transaction affects earnings. Gains and losses on derivatives designated as hedges against the foreign exchange exposure of a net investment in a foreign operation will form part of the cumulative translation adjustment. Gains and losses on all other forms of derivatives will be recognized in earnings in the period of change. Upon adoption, FAS 133 did not have a material effect on the Company's financial statements.

In December, 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements"
("SAB 101").   SAB 101 provides guidance in the recognition, presentation and disclosure of revenue in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of fiscal year 2001. The Company is currently analyzing the provisions of SAB 101 and the SEC interpretations, as they relate to the Company's revenue recognition policies. The impact of the adoption of SAB 101, if any, has not yet been determined.


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


Note 4    Treasury Stock Repurchase Program

In November, 1999, the Company's Board of Directors announced a share repurchase program under which management was authorized to purchase up to 1,500,000 of the Company's common stock over a period of three years. As a result of unanticipated market conditions, the repurchase program was accelerated, and by March 31, 2000, all 1,500,000 shares had been acquired at an aggregate cost of $15,468,000. In April, 2000, the Company announced that the Board of Directors had authorized a further program for the repurchase of up to 1,500,000 additional shares. By June 30, 2000, 285,200 shares had been acquired under this program at an aggregate cost of $3,165,000. During the first quarter of fiscal year 2001, the remaining 1,214,800 shares were acquired at an aggregate cost of $15,529,000. Under the two programs combined, a total of 3,000,000 shares have been acquired at an aggregate cost of $34,162,000. During the quarter, the Company also acquired certain other treasury stock in connection with the exercise of stock options by employees.


     Note 5    Net Income per average Common Share

     Basic earnings per share ("EPS") is calculated by dividing the net income loss for a period by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution which would occur if securities or other contracts to issue common stock were exercised or converted.

     Basic and diluted net income per average common share and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is set out below:

(U.S. dollars in thousands,                                           Three months ended
except for per share data)
                                            September 30, 2000                                  September 30, 1999
                            Income               Shares            Per           Income             Shares            Per
                            (Numerator)         (Denominator)      Share         (Numerator)        (Denominator)     Share
                                                                   Amount                                             Amount
Net income                  $      5,325                                        $       4,387
                            ============                                        =============
Basic EPS
Income available to
  common stockholders       $      5,325                28,032   $     0.19     $       4,387              29,858     $       0.15
                                                                 ==========                                           ============
Effect of Dilutive
 Securities
Stock options                                              918                              -               1,163
                            ------------          ------------                  -------------          ----------
Diluted EPS
Income (loss) available
to common stockholders
including assumed
conversions                 $      5,325                28,950   $     0.18     $       4,387              31,021     $       0.14
                            ============          ============   ==========     =============          ==========     ============

     At September 30, 2000 and 1999, the Company's directors and employees held options to purchase 1,930,627 and 1,914,230 common shares, respectively, at prices ranging from $2.4792 to $14.75 and $2.3333 to $10.50, respectively. During the three months ended September 30, 2000, all but 750 of such options were considered in calculating diluted EPS. During the three months ended September 30, 1999, all of such options were considered in calculating diluted EPS. The dilutive effect of these options in future periods will depend on the average price of the Company's common stock during such periods.


     Note 6 Comprehensive Income

     Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income includes net income and the net change in foreign currency translation effects. The comprehensive income for the three months ended September 30, 2000 and 1999 was $1,268,000 and $3,888,000, respectively.


     Note 7  Income Taxes

     The provisions for domestic and foreign income taxes for the three-month periods ended September 30, 2000 and 1999 were $4,196,000 and $3,687,000, respectively. The Company's income tax expense primarily represents Canadian and Australian income tax on the profits earned by its subsidiaries in those countries

     An audit of the income tax returns of the Canadian subsidiary for the 1987 to 1989 taxation years was completed during fiscal year 1994, resulting in additional tax being levied against the Canadian subsidiary. The Company has appealed these reassessments and, pending the outcome of these matters, the Company, by Canadian law, was required to pay a portion of the tax in dispute. The tax levied by Revenue Canada in reassessing those years was offset by refunds arising from the carryback of losses incurred in subsequent years. Depending on the ultimate resolution of these issues, the Company could potentially have an additional liability in the range of $0 to $12,000,000. The Company believes it has meritorious arguments in defense of the issues raised by Revenue Canada and it is in the process of vigorously defending its position. It is management's determination that no additional provision need be recorded for these reassessments. It is not practical for management to make any reasonable determination of when this remaining outstanding Canadian tax issue will ultimately be resolved. An audit of the Company's Canadian subsidiary's income tax returns by Revenue Canada for the 1995-1996 taxation years is in process.

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


     Note 8 Commitments and Contingencies

     In connection with the sale of its United Kingdom subsidiary during fiscal year 1999, the Company remains contingently liable as guarantor of certain leases of InterTAN U.K. Limited. At September 30, 2000 the remaining lease obligation assumed by the purchaser and guaranteed by the Company was approximately $22,800,000 and the average remaining life of such leases was approximately 6 years. If the purchaser were to default on the lease obligations, management believes the Company could reduce the exposure through assignment, subletting and other means. The Company has obtained an indemnity from the purchaser for an amount equal to management's best estimate of the Company's potential exposure under these guarantees. At September 30, 2000, the amount of this indemnity was approximately $7,400,000. The amount of this indemnity declines over time as the Company's risk diminishes. Apart from this matter and the issues discussed in Note 7, there are no material pending proceedings or claims, other than routine matters incidental to the Company's business, to which the Company or any of its subsidiaries is a party, or to which any of its property is subject.


     Note 9 Segment Reporting

     The Company is managed along geographic lines. All references in these notes to "Canada", "Australia", and "Corporate Headquarters" refer to the Company's reportable segments, unless otherwise noted. Transactions between segments are not common and are not material to the segment information. The table below summarizes net sales and operating revenues, operating income (loss) and identifiable assets for the Company's segments. Consolidated operating income is reconciled to the Company's income before income tax:

Net Sales and Operating Revenues and
Operating Income by Segments
(U.S. dollars, in thousands)
                                                     Three Months ended
                                                        September 30
                                              -------------------------------
                                                2000                   1999
                                              -------------------------------
Net sales and operating revenues
          Canada                              $ 92,859               $ 79,622
          Australia                             27,092                 28,381
                                              --------               --------
                                              $119,951               $108,003
                                              ========               ========
Operating income (loss)
          Canada                              $  9,240               $  7,604
          Australia                              1,237                  1,292
                                              --------               --------
                                                10,477                  8,896
          Corporate Headquarters                (1,140)                (1,116)
                                              --------               --------
Operating income                                 9,337                  7,780
Foreign currency transaction losses               (126)                   (51)
Interest income                                    434                    484
Interest expense                                  (124)                  (139)
                                              --------               --------
Income before income taxes                    $  9,521               $  8,074
                                              ========               ========

Identifiable Assets by Segment
(U.S. dollars, in thousands)

                                          September 30             June 30           September 30
                                              2000                  2000                1999
                                          ------------          -------------        ------------
Canada                                    $    149,391          $     155,071        $    137,313
Australia                                       50,263                 50,245              53,068
Corporate assets                                 3,164                  2,760               9,255
                                          ------------          -------------        ------------
                                          $    202,818          $     208,076        $    199,636
                                          ============          =============        ============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

InterTAN is engaged in the sale of consumer electronics products primarily through company-operated retail stores and dealer outlets in Canada and Australia. The Company's retail operations are conducted through two wholly-owned subsidiaries: InterTAN Australia Ltd., which operates in Australia under the trade names "Tandy" and InterTAN Canada Ltd., which operates in Canada under the trade name "RadioShack". These trade names are used under license from RadioShack Corporation ("RadioShack U.S.A."). In addition, the Company has entered into an agreement in Canada with Rogers Cantel Inc. ("Cantel") to operate telecommunications stores ("Rogers AT&T stores") on its behalf. At September 30, 2000, 50 Rogers AT&T stores were in operation.

Goods and Services Tax - Australia

Effective July 1, 2000, Australia moved from a wholesale-based sales tax system to a goods and services tax or GST - a system much like a European value added tax.

Under the former wholesale-based system, the tax was included in the retailer's cost. The rates ranged from 0% to 22%, depending on the class of goods. The retailer recovered this tax by factoring it into the selling prices. It is important to note that the wholesale tax was a tax on the retailer not the consumer. However, the consumer ultimately paid through a higher retail price.

This wholesale-based tax was replaced by the GST effective July 1, 2000. Under the GST, instead of the retailer paying a tax on cost, the consumer will now pay a tax at the point of sale on the selling price of the goods. The rate is 10% and, with one or two exceptions, will apply to all goods and services. For the retailer, this means a reduction in cost of goods sold, since it no longer pays the sales tax. However, it will also mean lower revenues, as the government has mandated that this tax saving must be passed on to the consumer - i.e., the retailer cannot increase gross profit dollars as a result of the change.

Management estimates that had the GST been in place during the first quarter of fiscal year 2000, its sales and cost of products sold would have been $2,223,000 lower than the amounts actually reported. Although gross profit dollars would have remained the same, the sales comparison with the prior year the gross margin percentage, the selling, general and administrative percentage and the operating margin percentage would all have been affected. Management has adjusted the actual percentages used for comparative purposes for the first quarter of fiscal year 2000 to what they would have been had there been no wholesale tax last year. These adjusted amounts will be used in making comparisons with the current fiscal quarter results as management believes this to be the most meaningful basis of comparison.

Foreign Exchange Effects

Profit and loss accounts, including sales, are translated from local currency values to U.S. dollars at monthly average exchange rates. During the first quarter of fiscal year 2001, the U.S. dollar was weaker against the Canadian dollar but stronger against the Australian dollar relative to the comparable values during the first quarter of the prior year. As a result, the same local currency amounts in Canada translate into more U.S. dollars as compared with the prior year, while the same local currency amounts in Australia translate into fewer U.S. dollar amounts as compared with the prior year.

The following table outlines, for the three-month period ending September 30, 2000, the percentage change in the weighted average exchange rates of the currencies of Canada and Australia as compared to the same three-month period in the prior year:

          _______________________

          Canada          0.2%

          Australia    (11.8)%

          _______________________

For example, if local currency sales in Canada in the first quarter of fiscal year 2001 were the same as those in the first quarter of the prior year, the fiscal year 2001 income statement would reflect a 0.2% increase in sales when reported in U.S. dollars. On the other hand, computed a the same basis, a sales loss of 11.8% when reported in U.S. dollars would be indicated in Australia.

Sales Outlets

The geographic distribution of the Company's sales outlets is summarized in the following table:

                   Sept 30      June 30      March 31       Dec 31      Sept 30
                      2000         2000          2000         1999         1999
Canada
 Company-operated      460/(1)/     463/(1)/      460/(1)/     462/(1)/     451/(1)/
 Dealer                360          350           346          343          338
-----------------------------------------------------------------------------------
                       820          813           806          805          789
-----------------------------------------------------------------------------------

Australia
 Company-operated      223          220           221          222          222
 Dealer                106          110           111          124          124
-----------------------------------------------------------------------------------
                       329          330           332          346          346
-----------------------------------------------------------------------------------

Total
 Company-operated      683          683           681          684          673
 Dealer                466          460           457          467          462
-----------------------------------------------------------------------------------
                     1,149        1,143         1,138        1,151        1,135
-----------------------------------------------------------------------------------

/(1)/ At September 30, 2000, June 30, 2000, March 31, 2000, December 31, 1999
and September 30, 1999, the Company operated 50, 51, 51, 50 and 45 stores, respectively, on behalf of Cantel. Since all of these locations are not company-owned, they are not included in the above table.

Net Sales and Operating Revenues

In U.S. dollars, sales for the fiscal year 2001 first quarter were $119,951,000, an increase of 16.6% over the prior year, measured in local currencies, after last year's sales are adjusted to eliminate the effects of the former wholesale tax in Australia. Computed on the same basis, comparable-store sales increased by 13.8%. The gain measured in U.S. dollars was adversely affected by currency variances, primarily as a result of an 11.8% year on year decline in the value of the Australian dollar.

The table which follows shows, by geographic segment, the percentage changes in net sales for the quarter ended September 30, 2000, compared to the corresponding period in the prior year. Changes are presented in both U.S. dollars and local currencies to show the effects of exchange rate fluctuations. Last year's sales in Australia have been adjusted to eliminate the effects of the former wholesale sales tax. The change in comparative - stores sales, measured at the same exchange rates, is also shown:

Net Sales
---------

                         Percentage Increase
                         -------------------

                         Three months ended
                         September 30, 2000
                      Local           Comparative
                    Currency   U.S.$     Store
                    -----------------------------

Canada                16.4%    16.7%         12.6%
Australia             17.5%     3.6%         17.2%
                    -----------------------------
Consolidated          16.6%    13.4%         13.8%
                    =============================

In Canada, the sales gain was broadly based, with popular and innovative digital products leading the way. Double-digit increases were experienced in most product categories, with many showing gains of in excess of 25%. An improved in-store presentation, a wider assortment of accessories and an aggressive offering by our vendors combined to produce a very strong sales performance in computers, software and accessories. The rollout of the Company's Panasonic wall fixture to an additional 200 stores was completed during the first quarter. This attractive and proven fixture is now featured in 420 of the Company's Canadian stores and has been a significant factor in driving sales in the audio/video category. The Company has also become a leading retailer for the recently introduced Family Radio Service ("FRS") products. Heavy promotion and consumer demand for FRS products continues to produce a strong sales performance in the communications category. Strong double-digit sales gains were also achieved in direct-to-home satellite, toys, batteries and prepaid cellular air time cards.

In Australia, an expansion of the product range in both CPU's and accessories contributed to a double-digit sales performance in computer, software and accessories. A broadening of the assortment also helped drive a double-digit sales gain in the audio/video category. For reasons discussed more fully below, sales of both prepaid and post-paid cellular products were also strong. Sales of toys were also brisk during the quarter.

The Company introduced a number of new initiatives during the quarter which management believes will strengthen the Company's position going forward. In Canada, in addition to the expansion of the Panasonic store-in-store program, the Company also re-merchandised and re-fixtured 440 of its stores to a more high-tech, digitally focused and consumer friendly format. Browse and order kiosks have also been installed which will leverage the Company's e-Commerce site, radioshack.ca, while at the same time providing customers with a broader product assortment in the Company's stores. A comprehensive re-modeling of the Rogers AT&T stores is also complete and Rogers AT&T have also installed new in-store communications displays in all of the Company's RadioShack stores. The Company also expanded its internet connectivity capability to include both cable and ADSL service. An E-Learning program has also been introduced in Canada which will begin to provide sales associates with the most current information on products, services and features. In Australia, the Company introduced a major new initiative designed to revitalize sales in the cellular category. A new national carrier, Vodafone was added to the cellular line. Vodafone is the world's largest mobile telephone company and one of the fastest growing cellular providers in Australia. Management believes that the addition of Vodafone to its assortment of telecommunications products strengthens that category by offering customers additional choice. The Company has also formed an alliance with Hutchison Communications (Australia) Limited to market an innovative new product "Orange One" in approximately 90 of the Company's stores in the Sydney and Melbourne areas. Orange One offers customers a phone which essentially operates as a cordless phone when at home and then converts itself into a cellular phone at very competitive rates when outside the customer's digitally-defined home base. The Company was Hutchison's exclusive retail partner in the launch of Orange One and management believes that this will give the Company an opportunity to build market share as customers become attracted to the features and benefits of this product. The Company also continued to remodel its Australian store base towards its altogether new "Next Generation" look.

Gross Profit

Gross profit for the first quarter of fiscal year 2001 increased by $3,486,000 from the same quarter last year, an increase of 7.9%. This comparison was heavily affected by the weakening of the Australian dollar. Measured at the same exchange rates, gross profit dollars increased by 11.2%.

The following analysis summarizes the components of the change in gross profit from the comparable prior year quarter, with last year's sales adjusted to exclude the wholesale sales tax:

(In thousands)
--------------------------------------------------------------------
Increase in sales                           $   6,184
Lower gross margin percentage                  (1,360)
Foreign currency rate effects                  (1,338)

--------------------------------------------------------------------
Increase in gross profit                    $   3,486
====================================================================

The following table illustrates gross profit as a percentage of sales, by segment area, with last years sales adjusted to exclude the effects of the wholesale sales tax:

                                    Three months ended
                                       September 30
                                   2000            1999
                                   ----            ----

            Canada                 39.3%           40.6%
            Australia              41.5%           45.8%
                                 ----------------------
            Consolidated           39.8%           41.8%
                                 ----------------------

Many of the products which lead the Company's sales growth carry point of sale margins which are less than the Company's overall average. Consequently, the shift in the sales mix towards these products places pressure on margins. In Canada, this factor accounted for about one-half of the reduction in the gross margin percentage. The balance is explained by lower margins within certain categories including computers, audio/video and communications. In Australia, the shift in the sales mix towards lower margin products accounted for approximately one-quarter of the decline. Margins within the computer category declined as the Company moved to a nationally branded strategy, away from the secondary brand carried a year ago. Margins in the audio/video category declined as the Company moved towards a nationally branded offering. Margins also declined in the cellular category, as a result of a change in the pricing structure by one of the Company's cellular carriers. While this change had no impact on gross profit dollars, it did result in a lower gross margin percentage. To help offset the impact of declining margins, the Company will continue to place emphasis on products yielding "after activation compensation", including residuals and sales-based volume rebates. During the quarter these products generated $1,601,000 of "after activation compensation, an increase of 85% over the prior year.

Selling, General and Administrative Expenses

The following table provides a breakdown of selling, general and administrative expense ("SG&A") by major category:

SG&A Expense by Category
                                               Three months ended
                                                  September 30
(In thousands, except percents))          2000                  1999
                                  Dollars  % of Sales   Dollars  % of Sales/(1)/
--------------------------------------------------------------------------------
Payroll                           $ 16,401       13.7  $ 15,620       14.8
Advertising                          4,221        3.5     4,310        4.1
Rent                                 6,522        5.4     6,177        5.8
Taxes (other than income taxes)      2,319        1.9     2,284        2.2
Telephone and utilities              1,085        0.9     1,071        1.0
Other                                6,331        5.3     5,745        5.4
--------------------------------------------------------------------------------
                                  $ 36,879       30.7  $ 35,207       33.3
--------------------------------------------------------------------------------

/(1)/ The percentages for the first quarter have been calculated on sales adjusted to exclude the effects of the wholesale sales tax in Australia.

SG&A expense in U.S. dollars increased by $1,672,000 over the comparable quarter last year. This comparison was influenced by the effects of a weaker currency in Australia. Measured at the same exchange rates, SG&A expense in these three segments increased by $2,843,000 or 8.4%.

The following is a breakdown of the same-exchange-rate increase in SG&A expense in Canada, Australia and Corporate Headquarters during the first quarter of fiscal year 2001 over the same quarter in the prior year:


(In thousands)
Payroll                            $1,289
Advertising                            50
Rent                                  623
Taxes (other than income taxes)       110
Telephone and utilities                50
Other                                 698
                                   ------
                                   $2,820
Corporate expenses                     23
                                   ------
                                   $2,843
                                   ======

Payroll increased in both Canada and Australia in support of higher sales and, in Canada, as a result of an expansion of the store base. However, as a percentage of sales the increase in payroll was less than the overall increase in gross profit dollars. Rent also increased in both Canada and Australia, primarily as a result of lease renewals at slightly higher rates and the relocation of some stores to larger locations. The increase in rent was greater in Canada as a result of an expansion of the store base. "Other expense" increased in both countries as a result of increases in the royalty payable to RadioShack U.S.A. due to higher sales and an increase in repair costs resulting from continuing growth in the sale of extended warranty contracts. In Canada, a change in the timing of the Company's annual sales convention also had an impact on other expense.

The following table illustrates SG&A as a percentage of sales, by geographic segment area. Last year's percentages have been adjusted to exclude the effects of the wholesale sales tax in Australia.

                                                  Three months ended
                                                      September 30
                                                  2000            1999
                                                  ----            ----
Canada                                            28.1%           29.8%
Australia                                         35.8%           39.8%
                                                ------          ------
Consolidated (including corporate expenses)       30.7%           33.3%
                                                ======          ======

Based on current projections of sales growth, management anticipates that the Company will continue to obtain positive leverage in its major expense categories and that this leverage will be sufficient to offset any reductions in the gross margin percentage.

Foreign Currency Transaction Gains / Losses

Foreign currency transaction losses were $126,000 during the first quarter of fiscal year 2001 compared with losses of $51,000 for the comparable quarter last year.

Interest income and expense

Interest income decreased during the three months ended September 30, 2000 by $50,000 over the same quarter last year, reflecting lower cash balances, primarily as a result of the Company's stock repurchase program (See "Financial Position - Liquidity and Capital Resources"), partially offset by higher interest rates. During the same two periods, interest expense declined by $15,000. Interest expense during the current and prior year's quarter consisted of amortization of loan origination fees and standby charges, as the Company had no borrowings during the prior year's quarter and borrowings this year did not occur until late in the quarter. Management estimates that interest expense will exceed interest income at least through the second fiscal quarter, as the Company will generally be in a net borrowing position.

Provision for Income Taxes

The provision for income taxes increased during the first quarter of fiscal year 2001 by $509,000 over the same period a year ago, reflecting higher profits in Canada. The effective tax rate was 44.1%, compared with approximately 45.7% a year ago. This reduction results from modest reductions in the corporate tax rates in both Canada and Australia and should continue throughout the remainder of fiscal year 2001.

                              Financial Condition
                              -------------------

Most balance sheet accounts are translated from their values in local currency to U.S. dollars at the respective month end rates. The table below outlines the percentage change, to September 30, 2000, in exchange rates as measured against the U.S. dollar:

                      Foreign Exchange Rate Fluctuations
                      ----------------------------------

                          % Decrease             % Decrease
                   from September 30, 1999   from June 30, 2000
                   ------------------------  -------------------

Canada                       (2.3)                  (1.5)
Australia                   (16.8)                  (9.1)

Inventories

The increase in inventories at September 30, 2000 from September 30, 1999 is attributable to higher sales and an expanded product assortment. The increase in inventories from June 30, 2000 to September 30, 2000 is due in part to the seasonal build-up of inventories, as the Company prepares for higher sales during the holiday period, including the effects of an expanded product assortment.

Accounts Receivable

The increase in accounts receivable at September 30, 2000 over September 30, 1999 is primarily attributable to increases in sales generally and, in particular, direct-to-home satellite and similar products involving activation income from vendors. The increase from June 30, 2000 results from higher sales and the granting of extended credit terms to dealers to finance purchases for the Christmas selling season.

Income Taxes Payable

The decrease in income taxes payable from September 30, 1999 to September 30, 2000 results from the payment of the final installment of fiscal year 2000 taxes, partially offset by the current year's provision. During fiscal year 1999 the Company reached an agreement with the Canadian tax authorities relating to the settlement of a dispute regarding the 1990 to 1993 taxation years. While the amount in dispute has been agreed and a settlement agreement executed, the Company has not yet been reassessed and, accordingly, this amount has not been paid. Management estimates that payment relating to these issues, approximately $13,000,000 will be made in the third quarter.

The Company's remaining dispute with the Canadian tax authorities relates to the 1987 to 1989 taxation years. See Note 7 to the Company's Consolidated Financial Statements. The Company believes it has meritorious arguments in support of its position on the underlying issues relating to this matter and, accordingly, no additional provision has been recorded, pending the outcome of the appeal process. Depending on the ultimate outcome of this matter, the Company could have an additional liability of $0 to $12,000,000. It is not possible for management to make any reasonable determination of when any of these issues will ultimately be resolved. An audit of the Company's Canadian subsidiary's income tax returns by Revenue Canada for the 1995 to 1996 taxation years is in process.

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

                        Liquidity and Capital Resources
                        -------------------------------

Cash flows from operating activities during the three-month period ended September 30, 2000 consumed $21,940,000 in cash, compared with $19,451,000 in cash during the comparable quarter last year. This increase was due primarily to changes in working capital requirements, partially offset by an increase in net income, adjusted for non-cash items. In the three months ended September 30, 2000, changes in working capital consumed $29,281,00 in cash, as seasonal increases in inventories and accounts receivable were partially funded by an increase in accounts payable. During the three months ended September 30, 1999, working capital requirements consumed $25,566,000 in cash. Net income, adjusted for non-cash items, generated $7,341,000 in cash during the quarter, compared with $6,115,000 a year ago.

Cash flow from investing activities consumed $3,660,000 and $2,050,000 in cash during the three months ended September 30, 2000, and 1999 respectively, as the effects of routine additions to property and equipment were partially offset by the proceeds from the sale of property and equipment and from other investing activities.

During the three-month period ended September 30, 1999, cash flow from financing activities consumed $8,226,000 in cash. In November, 1999, the Company's Board of Directors announced a share repurchase program under which management was authorized to purchase up to 1,500,000 of the Company's common stock over a period of three years. As a result of unanticipated market conditions, the repurchase program was accelerated, and by March 31, 2000, all 1,500,000 shares had been acquired. In April, 2000, the Company announced that the Board of Directors had authorized a further program for the repurchase of up to 1,500,000 additional shares. By June 30, 2000, 285,200 shares had been acquired under this program. During the first quarter of fiscal year 2001, the remaining 1,214,800 shares were acquired at an aggregate cost of $15,529,000. This cash outflow was partially offset by borrowings under banking facility of the Company's Canadian subsidiary and by proceeds from the issuance of stock to employee plans and from the exercise of stock options. Proceeds from the issuance of stock to employee plans and from the exercise of stock options generated $795,000 in cash flow from financing activities during the comparable period a year ago.

The Company's principal sources of liquidity during fiscal year 2001 will be its cash and short-term investments, its cash flow from operations and its banking facilities.

In December, 1997, the Company entered into a three-year revolving credit facility (the "Revolving Loan Agreement"), currently in an amount not to exceed C$67,000,000 (approximately $45,000,000 at September 30, 2000 exchange rates). The amount of credit actually available at any particular time is dependent on a variety of factors, including the level of eligible inventories and accounts receivable in InterTAN Canada Ltd. (the "Borrower"). The amount of available credit is then reduced by the amount of trade accounts payable of the Borrower then outstanding as well as certain other reserves.

The Revolving Loan Agreement is used primarily to finance seasonal inventory build and, from time to time, to provide letters of credit in support of purchase orders. At September 30, 2000, there were borrowings of C$10,000,000 ($6,655,000 at September 30, 2000 exchange rates) against the Revolving Loan Agreement and C$21,000 ($14,000 at September 30, 2000 exchange rates) was committed in support of letters of credit. There was C$53,949,000 ($35,903,000 at September 30, 2000 exchange rates) of credit available for use at September 30, 2000. The Company's Merchandise Agreement with RadioShack U.S.A. permits the Company to support purchase orders with a surety bond or bonds as well as letters of credit. The Company has entered into an agreement with a major insurer to provide surety bond coverage (the "Bond") in an amount not to exceed $12,000,000. Use of the Bond will give the Company greater flexibility in placing orders with Far Eastern suppliers by releasing a portion of the credit available under the Revolving Loan Agreement for other purposes. The Company is currently in negotiations with several potential lenders to replace the Revolving Loan Agreement which expires at the end of calendar year 2000. Management is confident that it will be successful in establishing a new credit line under terms at least as favorable as those contained in the Revolving Loan Agreement.

The Company's Australian subsidiaries have entered into a credit agreement with an Australian bank (the "Australian Facility"). This agreement established a credit facility in the amount of A$12,000,000 (approximately $6,512,000 at September 30, 2000 exchange rates). The Australian Facility has no fixed term and may be terminated at any time upon five days prior written notice by the lender. All or any part of the facility may be used to provide letters of credit in support of purchase orders. A maximum amount of A$5,000,000 (approximately $2,714,000 at September 30, 2000 exchange rates) may be used in support of short-term borrowings. At September 30, 2000, there were no borrowings outstanding against the Australian Facility, nor was any amount committed in support of letters of credit.

The Company's primary uses of liquidity during the remainder of fiscal year 2001 will include the funding of capital expenditures, the build-up of inventories for the 2000 holiday selling season and payments in settlement of tax reassessments. The Company anticipates that capital additions will approximate $10,000,000 during the remainder of fiscal year 2001, mainly related to store expansion, remodeling and upgrading. In addition, management expects to receive additional reassessments of approximately $13,000,000 during fiscal year 2001 relating to the settlement of its dispute with Revenue Canada in respect of the 1990-1993 taxation years. See "Income Taxes Payable". The timing of further payments, if any, flowing from the other outstanding tax issues cannot be reasonably determined at this time. Management believes that short-term borrowings under the Revolving Loan Agreement to finance the payment of these reassessments and the seasonal build-up of inventories will peak at approximately $40,000,000 in November and that such borrowings will be repaid by the end of February.

Management believes that the Company's cash and short-term investments on hand and its cash flow from operations combined with its banking facilities and the Bond will provide the Company with sufficient liquidity to meet its planned requirements through fiscal year 2001, including the tax reassessments relating to the 1990-1994 taxation years.

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

          The various matters discussed in Notes 7 and 8 to the Company's Consolidated Financial Statements on page 7 and 8 of this Form 10-Q are incorporated herein by reference.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were put to a vote of the Company's stockholders during the three-month period ended September 30, 2000.

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

                  3(b) Bylaws (Filed on Exhibit 3(b) to InterTAN's Registration Statement on Form 10 and incorporated herein by reference).

                  3(b)(i) Amendments to Bylaws through August 3, 1990 (Filed as Exhibit 3(b)(i) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1990 and incorporated herein by reference)

                  3(b)(ii) Amendments to Bylaws through May 15, 1995 (Filed as Exhibit 3(b)(ii) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference)

                  3(b)(iii)             Amended and Restated Bylaws (filed as
                                        Exhibit 3(b)(iii) to InterTAN's Annual
                                        Report on Form 10-K for fiscal year
                                        ended June 30, 1996 and incorporated
                                        herein by reference).

                  4(a) Articles Fifth and Tenth of the Restated Certificate of Incorporation (included in Exhibit 3(a)).

                  4(b)                  Rights Agreement between InterTAN, Inc.
                                        Bank Boston, NA (filed as Exhibit 4 to
                                        the
                                        company's For 8-A filed on September 17,
                                        1999 and incorporated herein by
                                        reference)

                  *10(a) Addendum No. 1 to Deferred Compensation Plan Agreement between Brian E. Levy and InterTAN, Inc. dated September 13, 2000.

                  *10(b) Addendum No. 1 to Deferred Compensation Plan Agreement between James G. Gingerich and InterTAN, Inc. dated September 13, 2000.

                  *10(c) Addendum No. 1 to Deferred Compensation Plan Agreement between Douglas C. Saunders and InterTan, Inc. dated September 13,2000.

                  *10(d) Addendum No. 1 to Deferred Compensation Plan Agreement between Jeffrey A. Losch and InterTAN, Inc. dated September 13, 2000.

                  *27                   Article 5, Financial Data Schedule.


__________________

*  Filed herewith

     b)     Reports on Form 8-K:
            No Reports on Form 8-K were filed during the three-month period ended September 30, 2000

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           InterTAN, Inc.
                                            (Registrant)



Date:  November 13, 2000            By:  /s/ James G. Gingerich
                                         ----------------------
                                         James G. Gingerich
                                         Executive Vice-President and
                                         Chief Financial Officer
                                         (Authorized Officer)



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

4(a) Articles Fifth and Tenth of the Restated Certificate of Incorporation (included in Exhibit 3(a)).

4(b) Rights Agreement between InterTAN, Inc. and Bank Boston, NA (filed as Exhibit 4 to the company's Form 8-A filed on September 17, 1999 and incorporated herein by reference)

*10(a) Addendum No. 1 to deferred Compensation Plan Agreement between Brian E. Levy and InterTan, Inc. dated September 13, 2000.

*10(b) Addendum No. 1 to deferred Compensation Plan Agreement between James G. Gingerich and InterTan, Inc. dated September 13, 2000.

*10(c) Addendum No. 1 to deferred Compensation Plan Agreement between Douglas C. Saunders and InterTan, Inc. dated September 13, 2000.

*10(d) Addendum No. 1 to deferred Compensation Plan Agreement between Jeffrey A. Losch and InterTan, Inc. dated September 13, 2000.

*27               Article 5, Financial Data Schedule.


_______________________
*  Filed herewith