Form 10-Q
period 2000-12-31
INTERTAN INC
filed 2001-02-13
CIK 803227

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549
                                    FORM 10-Q

================================================================================


(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31,2000 or
                                                     ----------------

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from ___ to________

Commission file number 1-10062
                       -------


                                 InterTAN, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                75-2130875
   --------------------------------         ---------------------------------
   (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)



   3300 Highway #7,Suite 904
     Concord, Ontario Canada                           L4K 4M3
----------------------------------------               -------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:     (905) 760-9701
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

At January 31, 2001, 27,909,096 shares of the registrant's common stock, par value $1.00 per share, were outstanding.

                               TABLE OF CONTENTS

                                     PART I

                                                              Page

Introductory note regarding forward-looking information          3

ITEM 1 -  Financial Statements and Supplementary Data

          Consolidated Statements of Operations                  4

          Consolidated Balance Sheets                            5

          Consolidated Statements of Cash Flows                  6

          Notes to Consolidated Financial Statements             7

ITEM 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   11

                                     PART II

ITEM 1 -  Legal Proceedings                                     18

ITEM 4 -  Submission of Matters to a Vote of Security Holders   18

ITEM 6 -  Exhibits and Reports on Form 8-K                      18

                                      OTHER

Signatures                                                      21

INTRODUCTORY NOTE REGARDING FORWARD-LOOKING INFORMATION

With the exception of historical information, certain of the matters discussed herein are forward-looking statements about the business, financial condition and prospects of InterTAN, Inc. (the "Company" or "InterTAN"). These statements include statements regarding the Company's ability to grow its direct to home satellite business in Canada, anticipated improvements in the Australian business flowing from changes made in the personnel and structure of the merchandising and marketing departments, the impact on margins of a deeper assortment of higher margin accessories, anticipated reductions in the rate of decline of the gross margin percentage in Australia, the impact of reductions in inventory levels in Canada the Company's ability to continue to obtain leverage on its expenses, reductions in the effective tax rates, the timing of the payment of tax reassessments, the adequacy of the Company's liquidity and the Company's ability to arrange new financing in Canada. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, but not limited to, international economic conditions, interest and foreign exchange rate fluctuations, various tax issues, including possible reassessments, changes in product demand, the Company's ability to develop and maintain relationships with strategic vendors, competitive products and pricing, availability of products, inventory risks due to shifts in market conditions, dependence on manufacturers' product development, the regulatory and trade environment, real estate market fluctuations, compliance and other risks indicated in the Company's previous filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

ITEM 1 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements Of Operations
InterTAN, Inc.
--------------------------------------------------------------------------------
(U.S. Dollars in thousands, except per share data)
(Unaudited)

                                               Three months ended                    Six months ended
                                                   December 31                          December 31
                                        ---------------------------------   ---------------------------------

                                              2000              1999              2000              1999
                                        ---------------   ---------------   ---------------   ---------------
Net sales and operating revenues              $ 164,050         $ 169,167         $ 284,001         $ 277,170
Other income                                         32                54                91               149
                                        ---------------   ---------------   ---------------   ---------------
                                                164,082           169,221           284,092           277,319
                                        ---------------   ---------------   ---------------   ---------------

Operating costs and expenses:
   Cost of products sold                         99,899            98,983           172,101           162,723
   Selling, general and administrative
     expenses                                    44,036            46,348            80,915            81,555
   Depreciation and amortization                  1,629             1,520             3,221             2,891
                                        ---------------   ---------------   ---------------   ---------------
                                                145,564           146,851           256,237           247,169
                                        ---------------   ---------------   ---------------   ---------------

Operating income                                 18,518            22,370            27,855            30,150

Foreign currency transaction losses                (126)             (114)             (252)             (165)
Interest income                                     195               328               629               813
Interest expense                                   (527)             (145)             (651)             (285)
                                        ---------------   ---------------   ---------------   ---------------

Income before income taxes                       18,060            22,439            27,581            30,513
Provision for income taxes                        7,896            10,079            12,092            13,766
                                        ---------------   ---------------   ---------------   ---------------

Net income                                    $  10,164         $  12,360         $  15,489         $  16,747
                                        ===============   ===============   ===============   ===============

Basic net income per
     average common share                     $    0.37         $    0.41         $    0.56         $    0.56

Diluted net income per
     average common share                     $    0.36         $    0.39         $    0.54         $    0.54

Average common shares outstanding                27,744            30,107            27,888            29,982

Average common shares outstanding
     assuming dilution                           28,403            31,317            28,676            31,169



The accompanying notes are an integral part of these consolidated financial statements

Consolidated Balance Sheets
InterTAN, Inc.
--------------------------------------------------------------------------------
(U.S. dollars in thousands, except share data)
(Unaudited)

                                                                 December 31        June 30          December 30
                                                                    2000              2000              1999
                                                                 ---------         ---------         ---------
Assets
Current Assets:
      Cash and short-term investments                            $  20,207         $  44,750         $  69,323
      Accounts receivable, less allowance for doubtful
           accounts                                                 28,753            12,803            22,841
      Inventories                                                  137,161           121,894           125,511
      Other current assets                                             950             1,235             2,233
      Deferred income taxes                                          2,258             2,295             1,253
                                                                 ---------         ---------         ---------
          Total current assets                                     189,329           182,977           221,161
Property and equipment, less accumulated
     depreciation and amortization
                                                                    25,149            22,587            22,130
Other assets                                                            24                29               271
Deferred income taxes                                                2,451             2,483             4,002
                                                                 ---------         ---------         ---------
Total Assets                                                     $ 216,953         $ 208,076         $ 247,564
                                                                 =========         =========         =========

Liabilities and Stockholders' Equity
Current Liabilities:
      Accounts payable                                           $  28,042         $  26,174         $  35,376
      Accrued expenses                                              26,800            16,821            27,596
      Income taxes payable                                          27,130            30,137            35,705
      Deferred service contract revenue - current portion            5,655             5,383             5,218
                                                                 ---------         ---------         ---------
           Total current liabilities                                87,627            78,515           103,895

Deferred service contract revenue - non-current portion              5,052             4,735             4,861
Other liabilities                                                    6,421             6,050             6,881
                                                                 ---------         ---------         ---------
                                                                    99,100            89,300           115,637
                                                                 ---------         ---------         ---------

Stockholders' Equity:
      Preferred stock, no par value, 1,000,000 shares
           authorized, none issued or outstanding                        -                 -                 -
      Common stock, $1 par value, 40,000,000 shares
           authorized, 30,969,117, 30,498,135 and
           30,231,169 issued                                        30,969            30,498            30,231
      Common stock in treasury, at cost, 3,102,178
           1,789,815 and 4,611 shares                              (35,403)          (18,700)              (71)
      Additional paid-in capital                                   148,862           146,214           143,994
      Retained earnings (deficit)                                    5,714            (9,775)          (18,148)
      Accumulated other comprehensive loss                         (32,289)          (29,461)          (24,079)
                                                                 ---------         ---------         ---------
           Total stockholders' equity                              117,853           118,776           131,927
                                                                 ---------         ---------         ---------
Commitments and contingent liabilities
         (see Notes 7 and 8)
Total Liabilities and Stockholders' Equity                       $ 216,953         $ 208,076         $ 247,564
                                                                 =========         =========         =========


The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
InterTAN, Inc.
--------------------------------------------------------------------------------
(U.S. dollars in thousands)
(Unaudited)

                                                                             Six months ended
                                                                                December 31
                                                                         -------------------------
                                                                           2000             1999
                                                                         --------         --------
Cash flows from operating activities:
    Net income                                                           $ 15,489         $ 16,747
       Adjustments to reconcile net income to
       cash used in operating activities:
          Depreciation and amortization                                     3,221            2,891
          Stock based compensation                                            582            1,038
          Other                                                                46              102
       Cash provided by (used in) current assets and liabilities:
          Accounts receivable                                             (16,211)         (11,216)
          Inventories                                                     (18,196)         (12,446)
          Other current assets                                                207             (173)
          Accounts payable                                                  2,580           18,816
          Accrued expenses                                                 10,720            9,760
          Deferred service contract revenue                                   589            1,583
          Income taxes payable                                             (2,556)          (4,188)
                                                                         --------         --------

          Net cash provided by (used in) operating activities              (3,529)          22,914
                                                                         --------         --------

Cash flows from investing activities:
    Additions to property and equipment                                    (6,757)          (4,819)
    Proceeds from sales of property and equipment                             171               38
    Other investing activities                                                627              410
                                                                         --------         --------

       Net cash used in investing activities                               (5,959)          (4,371)
                                                                         --------         --------

Cash flows from financing activities:
    Proceeds from issuance of common stock to
         employee plans                                                       972              942
    Proceeds from exercise of stock options                                   234            1,310
    Purchase of treasury stock                                            (15,373)               -
                                                                         --------         --------
       Net cash provided by (used in) financing activities                (14,167)           2,252
                                                                         --------         --------

Effect of exchange rate changes on cash                                      (888)           1,125
                                                                         --------         --------

Net decrease in cash and short-term investments                           (24,543)          21,920
Cash and short-term investments, beginning of period                       44,750           47,403
                                                                         --------         --------

Cash and short-term investments, end of period                           $ 20,207         $ 69,323
                                                                         ========         ========


The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1    Basis of Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements", and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with accounting principles and practices (including consolidation practices) as reflected in InterTAN, Inc.'s ("InterTAN" or the "Company") Annual Report on Form 10-K for the fiscal year ended June 30, 2000, and, in the opinion of the Company, include all adjustments necessary for a fair presentation of the Company's financial position as of December 31, 2000 and 1999 and the results of its operations for the three and six months ended December 31, 2000 and 1999 and its cash flows for the six months ended December 31, 2000 and 1999. Such adjustments are of a normal and recurring nature. Operating results for the three and six months ended

December 31, 2000 are not necessarily indicative of the results that can be expected for the fiscal year ending

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

In December, 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements"
("SAB 101").   SAB 101 provides guidance in the recognition, presentation and disclosure of revenue in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of fiscal year 2001. The adoption of SAB 101is not expected to have a material affect on the Company's consolidated financial statements.


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


Note 4  Treasury Stock Repurchase Program

During fiscal year 2000, the Company's Board of Directors announced two separate share repurchase programs under which management was authorized to purchase up to a combined aggregate of 3,000,000 of the Company's common stock. By June 30, 2000, 1,785,200 shares had been acquired under this program at an aggregate cost of $18,633,000. During the first quarter of fiscal year 2001, the remaining 1,214,800 shares were acquired at an aggregate cost of $15,529,000. Under the two programs combined, a total of 3,000,000 shares have been acquired at an aggregate cost of $34,162,000. The Company also acquired certain other treasury stock in connection with the exercise of stock options by employees.

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

Basic and diluted net income per average common share and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is set out below:

(U.S. dollars in thousands, except for per                                      Three months ended
share data)
                                                           December 31, 2000                          December 30, 1999
                                                Income         Shares         Per Share    Income           Shares         Per
                                             (Numerator)    (Denominator)      Amount    (Numerator)     (Denominator) Share Amount
Net income                                     $10,164                                    $12,360
                                               =======                                    =======
Basic EPS
Income available to
  common stockholders                          $10,164         27,744        $     0.37   $12,360            30,107      $     0.41
                                                                             ==========                                  ==========
Effect of Dilutive Securities
Stock options                                        -            659                           -             1,210
                                               -------         ------                     -------            ------
Diluted EPS
Income available to common stockholders
including assumed conversions                  $10,164         28,403        $     0.36   $12,360            31,317      $     0.39
                                               =======         ======        ==========   =======            ======      ==========


(U.S. dollars in thousands, except for per                                      Three months ended
share data)
                                                           December 31, 2000                          December 30, 1999
                                                Income         Shares         Per Share    Income           Shares         Per
                                             (Numerator)    (Denominator)      Amount    (Numerator)     (Denominator) Share Amount
Net income                                     $15,489                                      $16,747
                                               =======                                      =======
Basic EPS
Income available to
  common stockholders                          $15,489         27,888        $    0.56      $16,747         29,982        $    0.56
                                                                             =========                                    =========

Effect of Dilutive Securities
Stock options                                        -            788                             -          1,187
                                               -------         ------                        -------        ------

Diluted EPS
Income available to common stockholders
including assumed conversions                  $15,489         28,676        $    0.54      $16,747         31,169        $    0.54
                                               =======         ======        =========      =======         ======        =========

At December 31, 2000, the Company's directors and employees held options to purchase 1,659,357 shares of the Company's common stock at prices ranging from $2.4792 to $14.75. The dilutive effect of these options in future periods will depend on the average price of the Company's common stock during such periods.

Note 6 Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income includes net income and the net change in foreign currency translation effects. The comprehensive income for the three months ended December 31, 2000 and 1999 was $11,393,000 and $14,030,000, respectively. For the six months ended December 31, 2000 and 1999, the comprehensive income was $12,661,000 and $17,922,000, respectively.


Note 7  Income Taxes

The provisions for domestic and foreign income taxes for the three-month periods ended December 31, 2000 and 1999 were $7,896,000 and $10,079,000, respectively. For the six-month period ended December 31, 2000, an income tax provision of $12,092,000 was recorded, compared with $13,766,000 in the first six months of the prior year. The Company's income tax expense primarily represents Canadian and Australian income tax on the profits earned by its subsidiaries in those countries. The reduction in the provisions during both periods of the current year reflects lower profits and reductions in the tax rates in both jurisdictions.

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

Following audits of the Company's United States income tax returns for the 1990-1994 years by the Internal Revenue Service (the "IRS"), the Company was advised that the IRS alleges that the Company owes additional taxes in respect of those years. The issues involved relate primarily to the Company's former operations in continental Europe and the United Kingdom. The Company disagrees with the IRS's position on these issues and believes it has meritorious arguments in its defense. The Company has filed a protest rebutting the assertions made by the IRS and is in the process of vigorously defending its position. Management believes that it has a provision recorded sufficient to pay the estimated liability resulting from the issues in dispute; however, the amount ultimately paid could differ from management's estimate.


Note 8 Commitments and Contingencies

In connection with the sale of its United Kingdom subsidiary during fiscal year 1999, the Company remains contingently liable as guarantor of certain leases of InterTAN U.K. Limited. At December 31, 2000 the remaining lease obligation assumed by the purchaser and guaranteed by the Company was approximately $21,667,000 and the average remaining life of such leases was approximately 6 years. If the purchaser were to default on the lease obligations, management believes the Company could reduce the exposure through assignment, subletting and other means. The Company has obtained an indemnity from the purchaser for an amount equal to management's best estimate of the Company's potential exposure under these guarantees. At December 31, 2000, the amount of this indemnity was approximately $7,500,000. The amount of this indemnity declines over time as
the Company's risk diminishes.   Apart from this matter and the issues discussed
in Note 7, there are no material pending proceedings or claims, other than routine matters incidental to the Company's business, to which the Company or any of its subsidiaries is a party, or to which any of its property is subject.


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

                      Net Sales and Operating Revenues and
                          Operating Income by Segment:

 (U.S. dollars in thousands)                         Three months ended                   Six months ended
                                                         December 31                         December 31

                                                   2000              1999              2000             1999

Net sales and operating revenues
        Canada                                  $ 132,946         $ 131,236         $ 225,805         $ 210,858
        Australia                                  31,104            37,931            58,196            66,312
                                                ---------         ---------         ---------         ---------
                                                $ 164,050         $ 169,167         $ 284,001         $ 277,170
                                                ---------         ---------         ---------         ---------

Operating income (loss)
        Canada                                  $  19,128         $  20,589         $  28,368         $  28,193
        Australia                                     670             3,514             1,907             4,806
                                                ---------         ---------         ---------         ---------
                                                   19,798            24,103            30,275            32,999
        Corporate Headquarters' expenses           (1,280)           (1,733)           (2,420)           (2,849)
                                                ---------         ---------         ---------         ---------
Operating income                                   18,518            22,370            27,855            30,150
Foreign currency transaction losses                  (126)             (114)             (252)             (165)
Interest income                                       195               328               629               813
Interest expense                                     (527)             (145)             (651)             (285)
                                                ---------         ---------         ---------         ---------
Net income before income taxes                  $  18,060         $  22,439         $  27,581         $  30,513
                                                =========         =========         =========         =========



                                   Identifiable Assets by Segment

                             December 31       June 30        December 31
                                2000            2000            1999

Canada                        $160,068        $155,071        $177,928
Australia                       52,871          50,245          59,052
Corporate Headquarters           4,014           2,760          10,584
                              --------        --------        --------
                              $216,953        $208,076        $247,564
                              ========        ========        ========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

InterTAN is engaged in the sale of consumer electronics products primarily through company-operated retail stores and dealer outlets in Canada and Australia. The Company's retail operations are conducted through two wholly-owned subsidiaries: InterTAN Australia Ltd., which operates in Australia under the trade name "Tandy" and InterTAN Canada Ltd., which operates in Canada under the trade name "RadioShack". These trade names are used under license from RadioShack Corporation ("RadioShack U.S.A."). In addition, the Company has entered into an agreement in Canada with Rogers Cantel Inc. ("Cantel") to operate telecommunications stores ("Rogers AT&T stores") on its behalf. At December 31, 2000, 52 Rogers AT&T stores were in operation.

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

Management estimates that had the GST been in place during the second quarter of fiscal year 2000, its sales and cost of products sold would have been $3,098,000 lower than the amounts actually reported. Although gross profit dollars would have remained the same, the sales comparison with the prior year, the gross margin percentage, the selling, general and administrative percentage and the operating margin percentage would all have been affected. Management has adjusted the actual percentages used for comparative purposes for the second quarter of fiscal year 2000 to what they would have been had there been no wholesale tax last year. These adjusted amounts will be used in making comparisons with the current fiscal quarter results as management believes this to be the most meaningful basis of comparison.

Foreign Exchange Effects

Profit and loss accounts, including sales, are translated from local currency values to U.S. dollars at monthly average exchange rates. During the second quarter of fiscal year 2001, the U.S. dollar was stronger against the Canadian dollar and the Australian dollar, relative to the comparable values during the second quarter of the prior year. As a result, the same local currency amounts translate into fewer U.S. dollar amounts as compared with the prior year.

The following table outlines, for the three-month and six- months periods ended December 31, 2000, the percentage change in the weighted average exchange rates of the currencies of Canada and Australia as compared to the same three-month period in the prior year:

              Three Months Ended             Six Months Ended December
               December 31, 2000                      31, 2000
--------------------------------------------------------------------------------

Canada             (3.5)%                              (2.0)%

Australia         (16.7)%                             (14.5)%
--------------------------------------------------------------------------------

For example, if local currency sales in Canada and Australia in the second quarter of fiscal year 2001 were the same as those in the second quarter of the prior year, the fiscal year 2001 income statement would reflect a decrease in sales, when reported in U.S. dollars of 3.5% and 16.7 %, respectively.

Sales Outlets

The geographic distribution of the Company's sales outlets is summarized in the following table:

                             Dec 31           Sept 30        June 30       March 31       Dec 31
                              2000              2000          2000           2000         1999
Canada
   Company-operated           469  (1)           460  (1)      463  (1)       460  (1)     462  (1)
   Dealer                     362                360           350            346          343
 --------------------------------------------------------------------------------------------------
                              831                820           813            806          805
==================================================================================================

Australia
   Company-operated           223                223           220            221          222
   Dealer                     105                106           110            111          124
--------------------------------------------------------------------------------------------------
                              328                329           330            332          346
==================================================================================================

Total
   Company-operated           692                683           683            681          684
   Dealer                     467                466           460            457          467
--------------------------------------------------------------------------------------------------
                             1159              1,149         1,143          1,138        1,151
==================================================================================================

(1)  At December 31, 2000, September 30, 2000, June 30, 2000, March 31, 2000 and
     December 31, 1999, the Company operated 52, 50, 51, 51,and 50 stores, respectively, on behalf of Cantel. Since all of these locations are not company-owned, they are not included in the above table.

Net Sales and Operating Revenues

In U.S. dollars, sales for the fiscal year 2001 second quarter were $164,050,000. Measured in local currencies, after last year's sales are adjusted to eliminate the effects of the former wholesale tax in Australia, this represents an increase of 5.4% over the prior year. Computed on the same basis, comparable-store sales increased by 5.2%. The gain measured in U.S. dollars was adversely affected by weaker currencies in both Canada and Australia. See "Foreign Exchange Effects".

The table which follows shows, by geographic segment, the percentage changes in net sales for the quarter ended December 31, 2000, compared to the corresponding period in the prior year. Changes are presented in both U.S. dollars and local currencies to show the effects of exchange rate fluctuations. Last year's sales in Australia have been adjusted to eliminate the effects of the former wholesale sales tax. The change in comparative - stores sales, measured at the same exchange rates, is also shown:


                            Three months ended                   Six months ended
                            December 31, 2000                    December 31, 2000
                       Local      U.S.    Comparative      Local        U.S.    Comparative
                     Currency   Dollars       Store      Currency     Dollars      Store
                     ------------------------------       -------------------------------
Canada               5.0%        1.3%          4.4%        9.4%         7.1%         7.5%
Australia            7.2%       (10.7)%        8.1%       11.6%        (4.6)%       12.1%
                     ------------------------------       -------------------------------
Consolidated         5.4%       (1.2)%         5.2%        9.8%         4.5%         8.5%
                     ==============================       ===============================

In Canada, second quarter sales in the computer categories were particularly strong, with double-digit sales gains posted in both CPU's and computer accessories. Double-digit sales gains were also generated in the communications category, which benefited from the introduction of Family Radio Service, and the audio/video categories, reflecting the benefits of existing and new Panasonic store displays. Single digit gains were experienced in the cellular and batteries categories. The sales performance in Canada was adversely affected by direct-to-home satellite ("DTH") sales which fell short of expectations. It was during the second quarter of fiscal year 2000 that satellite dishes were offered to customers on a subsidized basis for the first time, resulting in a significant sales increase during that period. Management believed that keeping pace with the prior year's performance would require an even more attractive offering. While the plan developed by the carriers for October and November was better than the previous plan, it was not sufficient to attract new subscribers at a pace which exceeded the prior year. Consequently, satellite sales declined in both October and November compared with the same period in the prior year. A more attractive subsidy arrangement was put in place in December. While consumers responded positively to the new program, the effects of the weaker performance in October and November could not be overcome and the DTH category posted a sales loss for the quarter for the first time. Management believes that the DTH market in Canada is far from mature and that the recent introduction of a new satellite together with other technological developments, will act as further impetus for Canadians to switch to DTH. Sales in Canada were also adversely affected by very harsh weather, especially in heavily populated areas, which impacted the sale of seasonal goods, including toys and personal electronics.

In Australia, the addition of two new carriers to the Company's cellular line-up, together with increased focus by our sales management and associates, contributed to significant growth in that category in both prepaid and contracted phones. Total combined handset sales for the quarter increased by almost 150% over the prior year. While sales of CPU's showed a nominal growth, sales of computer accessories posted strong double-digit gains, reflecting a significantly broader product assortment. Low single-digit gains were posted in the audio/video and personal electronic categories. During the first quarter, there were significant changes in both the structure and personnel of the merchandising and marketing departments. Additionally, a new information system was installed at the Company's distribution center facility. While management believes that both of these steps will produce positive results going forward, they did cause some short-term disruption to the replenishment of the Company's stores during October and November. In addition, retail sales in Australia were generally soft during the post-Olympic period, as many Australians are believed to have used a disproportionate share of discretionary income to purchase expensive Olympic tickets and related items. Consumer confidence was also negatively influenced by concerns created by the steep decline in value of the Australian dollar. All of these factors may have contributed to sales declines in parts and accessories, batteries, traditional telephones and toys.

Gross Profit

Gross profit for the second quarter of fiscal year 2001 decreased by $6,033,000 from the same quarter last year, a decrease of 8.6%. This comparison was heavily affected by the weakening of both the Canadian and Australian dollars. Measured at the same exchange rates, gross profit dollars decreased by only 2.2%.

The following analysis summarizes the components of the change in gross profit from the comparable prior year quarter, with last year's sales adjusted to exclude the wholesale sales tax:

(In thousands)
=======================================================

Increase in sales                    $ 3,556
Lower gross margin percentage         (4,988)
Foreign currency rate effects         (4,601)

-------------------------------------------------------

Decrease in gross profit             $(6,033)
=======================================================

The following table illustrates gross profit as a percentage of sales, by segment area, with last years sales adjusted to exclude the effects of the wholesale sales tax:


                             Three Months Ended                         Six Months Ended
                              December 31, 2000                         December 31, 2000

                          2000                1999                 2000                 1999
                          ----                ----                 ----                 ----
Canada                    39.4%               41.2%                39.3%                40.9%
Australia                 38.0%               46.5%                39.6%                46.2%

                          -------------------------------------------------------------------
Consolidated              39.1%               42.3%                39.4%                42.1%
                          ===================================================================




The reduction in the gross margin percentage in Canada during the second quarter was almost entirely attributable to a shift in the sales mix, as digital accessories, audio/video gear and lower margin newly introduced communication products increased as a proportion of the sales mix. Plans have already been developed to counter this shift in the sales mix by promoting and delivering a much deeper assortment of higher margin accessories. Specific initiatives are in place to source, promote and bring those products to market.

In Australia, a shift in the sales mix in favor of lower margin product accounted for about 30% of the reduction in the gross margin percentage. Traditional higher margin categories such as parts and accessories, batteries, toys and communications products all showed sales declines. Lower margins within individual product categories accounted for about one-half of the reduction. Another factor contributing to the gross margin decline was a change in the wireless offering. While the new pricing structure with the carriers preserved gross profit dollars, it did reduce the gross margin percentage significantly. Management estimates that this change explains a further 15% of the year-on-year margin reduction. Other factors contributing to the margin decline in Australia included the following:

     . An advertising plan which focused on television and emphasized lower margin wireless and computer products. Advertising funds were diverted from print media which can portray the Company's assortment of higher margin products and accessories more effectively;

     . The bundling of accessories with wireless handsets to meet the competitive environment; and,

     .    More aggressive price positioning on selected products.

Steps have been taken to address all of these issues and management anticipates that the rate of decline in the gross margin percentage will be reduced in the third and fourth quarters.

For the Company as a whole, after-sales compensation continues to be a key part of management's strategy to mitigate the effects of declining gross margin percentages. In the second quarter of the current fiscal year, after-sale compensation; which includes both residuals and sales-based volume rebates, totaled approximately $3.1 million, representing 1.9% of total revenues and 16.8% of income before income taxes.

Selling, General and Administrative Expenses

The following table provides a breakdown of selling, general and administrative expense ("SG&A") by major category:

SG&A Expense by Category


                                               Three Months Ended                                     Six Months Ended
                                                   December 31                                           December 31
                                          2000                      1999                       2000                      1999
                                          ----                      ----                       ----                      ----
                                 $                         $               (1)        $                         $                (1)
                                       % of Sales                  % of Sales                 % of Sales                % of Sales
====================================================================================================================================
Payroll                         $19,039        11.6        $20,557        12.4        $35,441        12.5        $36,178        13.2
Advertising                       7,781         4.7          6,936         4.2         12,002         4.2         11,247         4.1
Rent                              7,166         4.4          7,041         4.2         13,688         4.8         13,220         4.9
Taxes (other than income
 taxes)                           2,075         1.3          3,128         1.9          4,395         1.5          5,412         1.9
Telephone and utilities           1,062         0.6          1,086        .0.7          2,148         0.8          2,158         0.8
Other                             6,913         4.2          7,600         4.5         13,241         4.7         13,340         5.1
------------------------------------------------------------------------------------------------------------------------------------

                                $44,036        26.8         46,348        27.9        $80,915        28.5        $81,555        30.0
====================================================================================================================================

1 These percentages have been calculated on sales adjusted to exclude the effects of the wholesale sales tax in Australia.

SG&A expense in U.S. dollars for the quarter decreased by $2,312,000 over the comparable quarter last year. This comparison was influenced by the effects of a weaker currencies in both Canada and Australia. Measured at the same exchange rates, SG&A expense increased by $913,000 or 2.1%.

The following is a breakdown of the same-exchange-rate increase in SG&A expense in Canada, Australia and Corporate Headquarters during the second quarter of fiscal year 2001 over the same quarter in the prior year:


=====================================================

Payroll                                    $      280
Advertising                                     1,333
Rent                                              716
Taxes (other than income taxes)                  (880)
Telephone and utilities                            54
Other                                            (128)
-----------------------------------------------------
                                                1,366
Corporate expenses                               (453)
=====================================================
                                           $      913
=====================================================

Payroll increased in both Canada and Australia, primarily in support of higher sales and, to a lesser extent, as a result of an increase in the store count. Advertising increased in Canada, as the Company expanded its coverage in a broad range of media, in particular in its flyers and television advertising. Rent increased in both countries as a result of an increase in the store count, relocation of some stores into larger facilities and scheduled rent reviews. Taxes were lower in Canada than in the prior year, during which the Company had been reassessed and incurred additional property taxes relating to its distribution center. The reduction in corporate expenses primarily relates to a reduction in management bonuses and special charges incurred last year in respect of the Company's restricted stock award plan and directors' stock options.

The following table illustrates SG&A as a percentage of sales, by geographic segment area. Last year's percentages have been adjusted to exclude the effects of the wholesale sales tax in Australia.


                               Three Months Ended                              Six Months Ended
                                December 31, 2000                              December 31, 2000

                          2000                   1999                     2000                  1999
                          ----                   ----                     ----                  ----
Canada                    24.1%                  24.6%                    25.7%                 26.5%
Australia                 34.8%                  35.5%                    35.2%                 37.4%
                    ---------------------------------------         --------------------------------------


Consolidated              26.8%                  27.9%                    28.5%                 30.0%
                    ---------------------------------------         --------------------------------------

Based on current projections of sales growth, management anticipates that the Company will continue to obtain positive leverage in its major expense categories.

Foreign Currency Transaction Gains / Losses

Foreign currency transaction losses were $126,000 during the second quarter of fiscal year 2001 compared with losses of $114,000 for the comparable quarter last year.

Interest Income and Expense

Interest income for the quarter declined by $133,000 from the prior year to $195,000 for the three months ended December 31, 2000. This reduction results from lower cash balances, primarily as a result of the Company's common stock re-purchase program. See "Liquidity and Capital Resources". For the same period, interest expense increased from $145,000 to $527,000. The prior year amount consisted exclusively of loan amortization costs, as no borrowing occurred during the quarter. This year, the Canadian subsidiary made use of its credit line for a substantial portion of the quarter to finance the seasonal build-up of inventories.

Provision for Income Taxes

The provision for income taxes decreased during the second quarter of fiscal year 2001 by $2,183,000 over the same period a year ago, reflecting lower profits in both Canada and Australia. The effective tax rate was 43.7%, compared with approximately 44.9% a year ago. This reduction results from modest reductions in the corporate tax rates in both countries and should continue throughout the remainder of fiscal year 2001.

Financial Condition

Most balance sheet accounts are translated from their values in local currency to U.S. dollars at the respective month end rates. The table below outlines the percentage change, to December 31, 2000, in exchange rates as measured against the U.S. dollar:

Foreign Exchange Rate Fluctuations


                   % Decrease             % Decrease
             from December 31, 2000   from June 30, 2000
             -----------------------  -------------------

Canada                 (3.6)                  (1.3)
Australia             (14.8)                  (6.4)

Inventories

The increase in inventories at December 31, 2000 from December 31, 1999 results from higher sales, an expanded product assortment and from sales performance during the second quarter which, while 5.4% higher than the prior year, fell short of expectations. The additional inventory represents recently purchased merchandise of high quality for which consumer demand is good. Management anticipates that this inventory will sell through over the remainder of the fiscal year without the need for unusual discounting. These factors, as well as the seasonality of the business, explained the increase from June 30, 2000 to December 31, 2000.

Accounts Receivable

The increase in account receivable at December 31, 2000 from December 31, 1999 is primarily due to increases in sales generally and, in particular, wireless and other products involving activation income from vendors. Increases in amounts due from vendors for advertising support also contributed to the increase in accounts receivables. These factors, together with the granting of extended credit terms to dealers to finance purchases for the holiday period and other seasonal factors, explain the increase from June 30, 2000 to December 31, 2000.

Income Taxes Payable

During fiscal year 1999 the Company reached an agreement with the Canadian tax authorities relating to the settlement of a dispute regarding the 1990 to 1993 taxation years. While the amount in dispute has been agreed and a settlement agreement executed, the Company has not yet been fully reassessed and, accordingly, this amount has not been paid in full. Management estimates that payment relating to these issues, approximately $12,000,000 will be made in the fourth quarter.

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

Liquidity and Capital Resources

Cash flow from operating activities during the six-month period ended December 31, 2000 consumed $3,529,000 in cash while generating $22,914,000 in cash during the comparable prior year period. This increase was primarily attributable to working capital requirements. Both inventories and accounts receivable have increased - see "Inventories" and "Account Receivable" above. Accounts payable have declined as management elected to pay certain suppliers early in order to take advantage of cash discounts.

Cash flows from investing activities consumed $5,959,000 in cash during the six-month period ended December 31, 2000, compared with $4,371,000 in the same period last year. This change results from increased capital spending, primarily on new stores, renovations of existing stores and store fixtures.

Cash flows from financing activities consumed $14,167,000 during the six-month period ended December 31, 2000 while generating $2,252,000 in cash in the comparable prior year period. This change is explained primarily by the repurchase of 1,214,800 shares of the Company's common stock. See Note 4 to the Company's Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Company's principal sources of liquidity during the fiscal year will be its cash and short-term investments, its cash flow from operations and its banking facilities.

In December, 1997, the Company entered into a three-year revolving credit facility (the "Revolving Loan Agreement"), currently in an amount not to exceed C$67,000,000 (approximately $44,700,000 at December 31, 2000 exchange rates). The amount of credit actually available at any particular time is dependent on a variety of factors, including the level of eligible inventories and accounts receivable in InterTAN Canada Ltd. (the "Borrower"). The amount of available credit is then reduced by the amount of trade accounts payable of the Borrower then outstanding as well as certain other reserves.

The Revolving Loan Agreement is used primarily to finance seasonal inventory build up and, from time to time to provide letters of credit in support of purchase orders. At December 31, 2000, there were no borrowings against the Revolving Loan Agreement and no amount was committed in support of letters of credit. There was C$55,251,000 ($36,863,000 at December 31, 2000 exchange
rates) of credit available for use at December 31, 2000.    The Revolving Loan
Agreement was scheduled to mature on December 22, 2000 and has been extended to March 22, 2001. The Company is currently evaluating two alternative proposals to replace the Revolving Loan Agreement and Management is confident that is will be successful in establishing a new credit line under terms at least as favorable as those contained in the Revolving Loan Agreement. The Company's Merchandise Agreement with RadioShack U.S.A permits the Company to support purchase orders with a surety bond or bonds as well as letters of credit. The Company has entered into an agreement with a major insurer to provide surety bond coverage (the "Bond") in an amount not to exceed $12,000,000. Use of the Bond will give the Company greater flexibility in placing orders with Far Eastern suppliers by releasing a portion of the credit available under the Revolving Loan Agreement for other purposes.

The Company's Australian subsidiaries have entered into a credit agreement with an Australian bank (the "Australian Facility"). This agreement established a credit facility in the amount of A$12,000,000 (approximately $6,706,000 at December 31, 2000 exchange rates). The Australian Facility has no fixed term and may be terminated at any time upon five days prior written notice by the lender. All or any part of the facility may be used to provide letters of credit in support of purchase orders. A maximum amount of A$5,000,000 (approximately $2,794,000 at December 31, 2000) exchange rates) may be used in support of short-term borrowings. At December 31, 2000, there were no borrowing outstanding against the Australian Facility, nor was nay amount committed in support of letters of credit.

The Company's primary uses of liquidity during the remainder of fiscal year 2001 will include the funding of capital expenditures and payments in settlement of tax reassessments. The Company anticipates that capital additions will approximate $6,500,000 during the remainder of fiscal year 2001, mainly related to store expansion, remodeling and upgrading. In addition, management expects to receive additional reassessments during fiscal year 2001 relating to the settlement of its dispute with Revenue Canada in respect of the 1990-1993 taxation years. See "Income Taxes Payable". The timing of further payments, if any, flowing from the other outstanding tax issues cannot be reasonably determined at this time.

Management believes that the Company's cash and short term investments on hand and its cash flow from operations combined with its banking facilities and the Bond will provide the Company with sufficient liquidity to meet its planned requirements through fiscal year 2001, including any tax reassessments.

PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

          The various matters discussed in Notes 7 and 8 to the Company's Consolidated Financial Statements on page 9 of this Form 10-Q are incorporated herein by reference.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the Company's Annual Meeting of Stockholders held in November 10, 2000, the following persons were re-elected to the Board of Directors:

               John H. McDaniel

               W. Darcy McKeough

               Ron G. Stegall

          In such connection, Messrs. McDaniel, McKeough and Stegall received 19,704,834, 19,708,948 and 19,708,502 votes, respectively, "For"
          election and 40,099, 35,985 and 36,371 votes, respectively, were withheld. In total 19,744,933 shares were authorized to vote.

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

          4(a) Articles Fifth and Tenth of the Restated Certificate of Incorporation (included in Exhibit 3(a)).

          4(b) Rights Agreement between InterTAN, Inc. and Bank Boston, NA (filed as Exhibit 4 to the company's Form 8-A filed on September 17, 1999 and incorporated herein by reference)

          *10(a) Restricted Stock Unit Agreement between InterTAN, Inc. and Brian E. Levy made as of October 4, 2000

          *10(b) Restricted Stock Unit Agreement between InterTAN, Inc. and James G. Gingerich made as of October 4, 2000

          *10(c) Second Amendment to Amended and Restated License Agreement (Australia and New Zealand) between RadioShack Corporation and InterTAN Australia Ltd., dated as of November 9, 2000.

          *10(d) Sixth Agreement to Loan Agreement between InterTAN Canada Ltd., InterTAN, Inc. and Bank of America Canada dated as of December 14, 2000.


          *27       Article 5, Financial Data Schedule.


------------------------
*  Filed herewith

          b) Reports on Form 8-K: No Reports on Form 8-K were filed during the three-month period ended December 31, 2000.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   InterTAN, Inc.
                                   (Registrant)



Date:   February 13, 2001          By: /s/ James G. Gingerich
                                       ----------------------
                                       James G. Gingerich
                                       Executive Vice-President and
                                       Chief Financial Officer
                                       (Authorized Officer)



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

          Exhibit No.                       Description

          4(a) Articles Fifth and Tenth of the Restated Certificate of Incorporation (included in Exhibit 3(a)).

          4(b) Rights Agreement between InterTAN, Inc. and Bank Boston, NA (filed as Exhibit 4 to the company's Form 8-A filed on September 17, 1999 and incorporated herein by reference)

          *10(a) Restricted Stock Unit Agreement between InterTAN, Inc. and Brian E. Levy made as of October 4, 2000

          *10(b) Restricted Stock Unit Agreement between InterTAN, Inc. and James G. Gingerich made as of October 4, 2000

          *10(c) Second Amendment to Amended and Restated License Agreement (Australia and New Zealand) between RadioShack Corporation and InterTAN Australia Ltd., dated as of November 9, 2000.

          *10(d) Sixth Agreement to Loan Agreement between InterTAN Canada Ltd., InterTAN, Inc. and Bank of America Canada dated as of December 14, 2000.


          *27       Article 5, Financial Data Schedule.


------------------------
*  Filed herewith