Form 10-Q
period 2001-03-31
INTERTAN INC
filed 2001-05-14
CIK 803227

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            Washington, D.C. 20549
                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended  March 31, 2001 or
                                                         --------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from __________ to __________

Commission file number 1-10062
                       -------


                                InterTAN, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Delaware                                 75-2130875
  -------------------------------                 -------------------
  (State or other jurisdiction of                    (IRS Employer
  incorporation or organization)                  Identification No.)



       3300 Highway #7,Suite 904
        Concord, Ontario Canada                          L4K 4M3
       -----------------------                          ----------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:     (905) 760-9701
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

At April 30, 2001, 28,002,049 shares of the registrant's common stock, par value $1.00 per share, were outstanding.
===============================================================================

                               TABLE OF CONTENTS

                                    PART I

                                                              Page
                                                              ----
Introductory note regarding forward-looking information          3

ITEM 1 - Financial Statements and Supplementary Data

          Consolidated Statements of Operations                  4

          Consolidated Balance Sheets                            5

          Consolidated Statements of Cash Flows                  6

          Notes to Consolidated Financial Statements             7

ITEM 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   13

                                    PART II
ITEM 1 - Legal Proceedings                                      21

ITEM 4 - Submission of Matters to a Vote of Security Holders    22

ITEM 6 - Exhibits and Reports on Form 8-K                       22

                                     OTHER

Signatures                                                      24

INTRODUCTORY NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain information disclosed in this Form 10Q are forward-looking statements including, among others, statements regarding:

        . estimates of the net proceeds, net gain and income taxes payable arising from the sale of InterTAN Australia;
        . management's assessment of the outcome of its various outstanding issues with the Canadian and United States tax authorities;
        . estimates of exposure to remaining leases in the United Kingdom;
        . the Company's ability to continue to grow its wireless, personal computer, home satellite and parts and accessories business;
        . the Company's ability to leverage on increases in gross profit dollars;
        . the benefits of the Company's micro-assortment program;
        . the ability to sustain growth in after-the-sale revenue;
        . the adequacy of the company's liquidity; and . estimates of future effective tax rates

Important factors that could cause actual results to differ materially from those in the forward looking statement include, but are not limited to, international economic conditions, interest and foreign exchange rate fluctuations, various tax issues, including possible reassessments, changes in product demand, the Company's ability to develop and maintain relationships with strategic vendors, competitive products and pricing, availability of products, inventory risks due to shifts in market conditions, dependence on manufacturers' product development, the regulatory and trade environment, real estate market fluctuations, and other risks indicated in previous filings with the Securities and Exchange Commission, such as InterTAN's previously filed periodic reports, including its Form 10-K for the 2000 fiscal year.



ITEM 1 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated  Statements  Of  Operations
InterTAN, Inc.
-----------------------------------------------------------------------------------------------------------------------
(U.S. Dollars in thousands, except per share data)
(Unaudited)


                                                     Three months ended                       Nine months ended
                                                          March 31                                 March 31
                                           -----------------------------------      -----------------------------------

                                                      2001                2000                 2001                2000
                                           ---------------     ---------------      ---------------     ---------------

Net sales and operating revenues                  $103,526            $104,604             $387,527            $381,777
Other income                                            18                  69                  109                 218
                                           ---------------     ---------------      ---------------     ---------------
                                                   103,544             104,673              387,636             381,995
                                           ---------------     ---------------      ---------------     ---------------

Operating costs and expenses:
   Cost of products sold                            60,646              59,817              232,747             222,542
   Selling, general and administrative
     expenses                                       34,848              37,297              115,763             118,853
   Depreciation and amortization                     1,661               1,552                4,882               4,443
                                           ---------------     ---------------      ---------------     ---------------
                                                    97,155              98,666              353,392             345,838
                                           ---------------     ---------------      ---------------     ---------------

Operating income                                     6,389               6,007               34,244              36,157

Foreign currency transaction losses                    (16)               (127)                (268)               (291)
Interest income                                        288                 862                  917               1,674
Interest expense                                       (80)               (129)                (731)               (414)
                                           ---------------     ---------------      ---------------     ---------------

Income before income taxes                           6,581               6,613               34,162              37,126
Provision for income taxes                           3,176               2,985               15,268              16,750
                                           ---------------     ---------------      ---------------     ---------------

Net income                                        $  3,405            $  3,628             $ 18,894            $ 20,376
                                           ===============     ===============      ===============     ===============

Basic net income per
  average common share                            $   0.12            $   0.12             $   0.68            $   0.68

Diluted net income per
  average common share                            $   0.12            $   0.12             $   0.66            $   0.66

Average common shares outstanding                   27,939              29,737               27,905              29,898

Average common shares outstanding
  assuming dilution                                 28,559              30,647               28,637              30,728


The accompanying notes are an integral part of these consolidated financial statements.



Consolidated Balance Sheets
InterTAN, Inc.
-------------------------------------------------------------------------------------------------------------------------------
(U.S. dollars in thousands, except share data)
(Unaudited)
                                                                      March 31              June 30              March 31
                                                                        2001                  2000                 2000
                                                                  ------------------     ---------------    -------------------
Assets
Current Assets:
    Cash and short-term investments                                $       38,662        $      44,750        $       49,450
    Accounts receivable, less allowance for doubtful
      Accounts                                                             14,883               12,803                12,570
    Inventories                                                           105,894              121,894               115,343
    Other current assets                                                    1,229                1,235                 1,912
    Deferred income taxes                                                   2,135                2,295                 1,215
                                                                   --------------        -------------        --------------
        Total current assets                                              162,803              182,977               180,490
Property and equipment, less accumulated
  depreciation and amortization                                            24,393               22,587                21,925
Other assets                                                                   24                   29                   259
Deferred income taxes                                                       2,331                2,483                 3,988
                                                                   --------------        -------------        --------------
Total Assets                                                       $      189,551        $     208,076        $      206,662
                                                                   ==============        =============        ==============

Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable                                               $       19,951        $      26,174        $       21,912
    Accrued expenses                                                       14,736               16,821                17,484
    Income taxes payable                                                   24,592               30,137                32,326
    Deferred service contract revenue - current portion                     6,060                5,383                 5,347
                                                                   --------------        -------------        --------------
         Total current liabilities                                         65,339               78,515                77,069

Deferred service contract revenue - non-current portion                     5,193                4,735                 4,772
Other liabilities                                                           5,038                6,050                 6,380
                                                                   --------------        -------------        --------------
                                                                           75,570               89,300                88,221
                                                                   --------------        -------------        --------------

Stockholders' Equity:
    Preferred stock, no par value, 1,000,000 shares                             -                    -                     -
      authorized, none issued or outstanding
    Common stock, $1 par value, 40,000,000 shares
      authorized, 31,078,496, 30,498,135 and
      30,408,449 issued                                                    31,078               30,498                30,408
    Common stock in treasury, at cost, 3,102,178
      1,789,815 and 1,504,611 shares                                      (35,403)             (18,700)              (15,468)
    Additional paid-in capital                                            149,771              146,214               145,138
    Retained earnings (deficit)                                             9,119               (9,775)              (14,519)
    Accumulated other comprehensive loss                                  (40,584)             (29,461)              (27,118)
                                                                   --------------        -------------        --------------
         Total stockholders' equity                                       113,981              118,776               118,441
                                                                   --------------        -------------        --------------
Commitments and contingent liabilities
  (see Notes 3, 7 and 8)
Total Liabilities and Stockholders' Equity                         $      189,551        $     208,076        $      206,662
                                                                   ==============        =============        ==============

The accompanying notes are an integral part of these consolidated financial statements.



Consolidated Statements of Cash Flows
InterTAN, Inc.
-------------------------------------------------------------------------------------------------------------------------
(U.S. dollars in thousands)
(Unaudited)                                                                                   Nine months ended
                                                                                                 December 31
                                                                                      -----------------------------------
                                                                                          2001                 2000
                                                                                      --------------      ---------------
Cash flows from operating activities:
    Net income                                                                        $    18,894         $    20,376
      Adjustments to reconcile net income to
      cash used in operating activities:
        Depreciation and amortization                                                       4,882               4,443
        Stock based compensation                                                              950               1,460
        Other                                                                                   2                 149
      Cash provided by (used in) current assets and liabilities:
        Accounts receivable                                                                (3,454)             (1,693)
        Inventories                                                                         4,951              (5,526)
        Other current assets                                                                 (147)                225
        Accounts payable                                                                   (4,033)              6,361
        Accrued expenses                                                                      224                 438
        Deferred service contract revenue                                                   1,135               1,623
        Income taxes payable                                                               (3,789)             (7,311)
                                                                                      -----------         -----------

        Net cash provided by operating activities                                          19,615              20,545
                                                                                      -----------         -----------

Cash flows from investing activities:
    Additions to property and equipment                                                    (9,799)             (6,798)
    Proceeds from sales of property and equipment                                             384                 114
    Other investing activities                                                                110                 321
                                                                                      -----------         -----------

      Net cash used in investing activities                                                (9,305)             (6,363)
                                                                                      -----------         -----------

Cash flows from financing activities:
    Proceeds from issuance of common stock to
         employee plans                                                                     1,448               1,437
    Proceeds from exercise of stock options                                                   410               1,776
    Purchase of treasury stock                                                            (15,373)            (15,468)
    Cash paid for fractional shares                                                             -                 (45)
                                                                                      -----------         -----------
      Net cash used in financing activities                                               (13,515)            (12,300)
                                                                                      -----------         -----------

Effect of exchange rate changes on cash                                                    (2,883)                165
                                                                                      -----------         -----------
Net increase (decrease) in cash and short-term investments                                 (6,088)              2,047
Cash and short-term investments, beginning of period                                       44,750              47,403
                                                                                      -----------         -----------

Cash and short-term investments, end of period                                        $    38,662         $    49,450
                                                                                      ===========         ===========


The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1   Basis of Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements", and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with accounting principles and practices (including consolidation practices) as reflected in InterTAN, Inc.'s ("InterTAN" or the "Company") Annual Report on Form 10-K for the fiscal year ended June 30, 2000, and, in the opinion of the Company, include all adjustments necessary for a fair presentation of the Company's financial position as of March 31, 2001 and 2000 and the results of its operations for the three and nine months ended March 31, 2001 and 2000 and its cash flows for the nine months ended March 31, 2001 and 2000. Such adjustments are of a normal and recurring nature. Operating results for the three and nine months ended March 31, 2000 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.


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

Note 3   Sale of InterTAN Australia Ltd.

On April 30, 2001, the Company sold its operating Australian subsidiary, InterTAN Australia Ltd., to Woolworths Limited, one of Australia's largest retailers. Subject to adjustment, the proceeds, before selling costs, were A$114,000,000 (approximately $55,000,000). The selling price will be adjusted, based on the results of an audit of the balance sheet of InterTAN Australia Ltd. as at April 30, 2001 (the "Completion Accounts"). The price will be adjusted upwards or downwards depending on the relationship between the net assets as at April 30, 2001 and December 31, 2000. Based on results through March 31 and preliminary results for the month of April, management estimates that the price will be adjusted downwards by approximately $500,000 to $1,000,000. In addition to legal, accounting and other expenses, selling costs will include investment banking fees of $1,000,000 and a fee to RadioShack Corporation of $6,000,000 to induce that company to enter into new license and merchandise agreements with InterTAN Australia Ltd. contemporaneously with closing.

Under the terms of the sale agreement, the Company has indemnified the purchaser against any inaccuracies in the Completion Accounts. Claims made on any matter, including taxes, during the first nine months following closing may not exceed A$8,000,000 (approximately $4,000,000). Layered on top of this indemnity is a second two-year indemnity covering tax matters only. This second indemnity has a limit of A$4,000,000 (approximately $2,000,000). While management believes that adequate provision will be made in the Completion Accounts for necessary accruals, reserves and allowances, such balances are based on estimates and the actual results could differ from those estimates, subjecting the Company to the indemnification provisions. In addition, the Company has indemnified the purchaser against termination costs with respect to certain employees and from certain potential claims arising from the introduction of the Goods and Services Tax in Australia. The maximum exposure with respect to these matters is approximately A$300,000 (approximately $150,000).

Subject to the price adjustments and indemnities described above, management estimates that the gain on the sale of InterTAN Australia Ltd., before income taxes, will be approximately $2,000,000 to $4,000,000 and will be recorded in the fourth quarter. Management estimates that United States federal tax on the sale will be approximately $300,000 to $800,000. Management believes there are authoritative arguments in support of the position that this transaction is exempt from Australian tax by virtue of the tax treaty between the United States and Australia, and, accordingly, no Australian tax will be recorded with respect to the sale. However, there can be no assurance that the Australian tax authorities will not challenge this position. If Australian tax were to apply to the gain on sale, the Company would have an additional liability of approximately $6,000,000 to $8,000,000.


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

Note 5 Net Income per average Common Share

Basic earnings per share ("EPS") is calculated by dividing the net income for a period by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution which would occur if securities or other contracts to issue common stock were exercised or converted.

Basic and diluted net income per average common share and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is set out below:

(U.S. dollars in                                                           Three months ended
 thousands, except for
 per share data)
                                         March 31, 2001                                      March 31, 2000
                          Income            Shares          Per Share          Income             Shares             Per
                       (Numerator)      (Denominator)         Amount        (Numerator)        (Denominator)     Share Amount
                       -----------      -------------         ------        -----------        -------------     ------------
Net income                   $3,405                                               $3,628
                             ======                                               ======

Basic EPS
Income available to
  common stockholders        $3,405             27,939            $0.12           $3,628              29,737            $0.12
                                                                  =====                                                 =====

Effect of Dilutive
 Securities
Stock options                     -                620                                 -                 910
                             ------              -----                            ------               -----

Diluted EPS
Income available to
 common stockholders
 including assumed
 conversions                 $3,405             28,559            $0.12           $3,628              30,647            $0.12
                             ======             ======            =====           ======              ======            =====



(U.S. dollars in                                                           Nine months ended
 thousands, except for
 per share data)
                                              March 31, 2001                                     March 31, 2000
                               Income             Shares          Per Share          Income           Shares              Per
                            (Numerator)       (Denominator)         Amount        (Numerator)      (Denominator)      Share Amount
                            -----------       -------------         ------        -----------      -------------      ------------
Net income                      $18,894                                           $20,376
                                =======                                           =======


Basic EPS
Income available to
  common stockholders           $18,894            27,905            $0.68        $20,376            29,898             $0.68
                                                                     =====                                              =====


Effect of Dilutive
 Securities
Stock options                         -               732                               -               830
                                 ------            -----                          -------            ------
Diluted EPS
Income available to
 common stockholders
 including assumed
 conversions                    $18,894            28,637            $0.66        $20,376            30,728             $0.66
                                =======            ======            =====        =======            ======             =====


At March 31, 2001, the Company's directors and employees held options to purchase 1,635,500 shares of the Company's common stock at prices ranging from $2.48 to $14.75. The dilutive effect of these options in future periods will depend on the average price of the Company's common stock during such periods.

Note 6   Comprehensive Income (loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income includes net income (loss) and the net change in foreign currency translation effects. The comprehensive income (loss) for the three months ended March 31, 2001 and 2000 was $(4,890,000) and $589,000, respectively. For the nine months ended March 31, 2001 and 2000, the comprehensive income was $7,771,000 and $18,512,000, respectively.


Note 7   Income Taxes

The provisions for domestic and foreign income taxes for the three-month periods ended March 31, 2001 and 2000 were $3,176,000 and $2,985,000, respectively. For the nine-month period ended March 31, 2001, an income tax provision of $15,268,000 was recorded, compared with $16,750,000 in the first nine months of the prior year. The Company's income tax expense primarily represents Canadian and Australian income tax on the profits earned by its subsidiaries in those countries. The reduction in the provisions during both periods of the current year reflects the effects of higher profits in Canada, which were more than offset by the effects of lower profits in Australia, reductions in the tax rates in both jurisdictions and foreign currency effects.

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


Note 8   Commitments and Contingencies

In connection with the sale of its United Kingdom subsidiary during fiscal year 1999, the Company remains contingently liable as guarantor of certain leases of InterTAN U.K. Limited. At March 31, 2001 the remaining lease obligation assumed by the purchaser and guaranteed by the Company was approximately $20,000,000 and the average remaining life of such leases was approximately 6 years. If the purchaser were to default on the lease obligations, management believes the Company could reduce the exposure through assignment, subletting and other means. The Company has obtained an indemnity from the purchaser for an amount equal to management's best estimate of the Company's potential exposure under these guarantees. At March 31, 2001, the amount of this indemnity was approximately $7,000,000. The amount of this indemnity declines over time as
the Company's risk diminishes.   Apart from this matter and the issues discussed
in Notes 3 and 7, there are no material pending proceedings or claims, other than routine matters incidental to the Company's business, to which the Company or any of its subsidiaries is a party, or to which any of its property is subject.

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


                      Net Sales and Operating Revenues and
                          Operating Income by Segment:




                                      Three months ended                            Nine months ended
(U.S. dollars in thousands)                March 31                                     March 31
                                           --------                                     --------
                                   2001                 2000                  2001                2000
                                   ----                 ----                  ----                ----

Net sales and operating
   revenues
 Canada                        $ 81,154             $ 77,358              $306,959            $288,219
 Australia                       22,372               27,246                80,568              93,558
                            -----------        -------------         -------------       -------------
                               $103,526             $104,604              $387,527            $381,777
                            ===========        =============         =============       =============

Operating income (loss)
 Canada                        $  7,832             $  5,962              $ 36,200            $ 34,156
 Australia                         (339)               1,282                 1,569               6,088
                            -----------        -------------         -------------       -------------

                                  7,493                7,244                37,769              40,244
 Corporate
 Headquarters' expenses          (1,104)              (1,237)               (3,525)             (4,087)
                            -----------        -------------         -------------        ------------
Operating income                  6,389                6,007                34,244              36,157
Foreign currency
 transaction losses                 (16)                (127)                 (268)               (291)
Interest income                     288                  862                   917               1,674
Interest expense                    (80)                (129)                 (731)               (414)
                            -----------        -------------         -------------       -------------
Net income before income       $  6,581             $  6,613              $ 34,162            $ 37,126
 taxes                      ===========        =============         =============        ============


                                               Identifiable Assets by Segment

                              March 31                  June 30                   March 31
                                2001                      2000                      2000
                                ----                      ----                      ----
 Canada                        $147,521                  $155,071                  $155,013
 Australia                       37,639                    50,245                    49,571
 Corporate                        4,391                     2,760                     2,078
 Headquarters              ------------              ------------              ------------
                               $189,551                  $208,076                  $206,662
                           ============              ============              ============


Note 10  Merchandise and License Agreements with RadioShack Corporation

The Company and RadioShack Corporation have entered into a Merchandise Agreement and a series of license agreements (the "License Agreements"). These agreements permit InterTAN to use, in designated countries, the "Tandy" and "RadioShack" trade names until June 30, 2010. The License Agreements may be terminated with five years' prior written notice by either party. In the event of a change in control of InterTAN, Inc. or any of its subsidiaries occurs, RadioShack U.S.A. may revoke the Merchandise Agreement and the License Agreements.

In April, 2001, the Company and Radio Corporation entered into an additional agreement with RadioShack Corporation (the "Amending Agreement"). Under the terms of the Amending Agreement, RadioShack Corporation agrees to enter into new license and merchandise agreements with InterTAN Australia Ltd. following the sale of that company in consideration of a payment by the Company of $6,000,000. See Note 3. The Amending Agreement also provides that in the event the Company subsequently consummates a transaction with a third party that results in the occurrence of an event of default under the License Agreement and such third party does not desire to use the "RadioShack" trade name, trade or service marks in Canada, the Company shall pay the sum of $22,500,000 to RadioShack Corporation. In consideration therefor, RadioShack agrees that it will terminate the existing License and Merchandise Agreements as a result of such event of default only at the request of such third party. RadioShack Corporation further agrees that it will cooperate with the Company and such third party in effecting a transition by allowing a reasonable transition period for changing store signage and point-of-sale materials and the sell-through of existing inventory and merchandise on order.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

InterTAN is engaged in the sale of consumer electronics products primarily through company-operated retail stores and dealer outlets in Canada and Australia. The Company's retail operations are conducted through two wholly-owned subsidiaries: InterTAN Canada Ltd., which operates in Canada under the trade name "RadioShack" and InterTAN Australia Ltd., which operates in Australia under the trade name "Tandy" (see section entitled "Sale of InterTAN Australia" immediately below). These trade names are used under license from RadioShack Corporation ("RadioShack U.S.A."). In addition, the Company has entered into an agreement in Canada with Rogers Cantel Inc. ("Cantel") to operate telecommunications stores ("Rogers AT&T stores") on its behalf. At March 31, 2001, 53 Rogers AT&T stores were in operation.

Sale of InterTAN Australia

On April 30, 2001, the Company sold its operating Australian subsidiary, InterTAN Australia Ltd., to an affiliate of Woolworths Limited, one of Australia's largest retailers. Subject to adjustment, the proceeds, before selling costs, were A$114,000,000 (approximately $55,000,000). The selling price will be adjusted, based on the results of an audit of the balance sheet of InterTAN Australia Ltd. as at April 30, 2001 (the "Completion Accounts"). The price will be adjusted upwards or downwards depending on the relationship between the net assets as at April 30, 2001 and December 31, 2000. Based on results through March 31 and preliminary results for the month of April, management estimates that the price will be adjusted downwards by approximately $500,000 to $1,500,000. In addition to legal, accounting and other expenses, selling costs will include investment banking fees of $1,000,000 and a fee to RadioShack Corporation of $6,000,000 to induce that company to enter into new license and merchandise agreements with InterTAN Australia Ltd. contemporaneously with closing.

Under the terms of the sale agreement, the Company has indemnified the purchaser against any inaccuracies in the Completion Accounts. Claims made on any matter, including taxes, during the first nine months following closing may not exceed A$8,000,000 (approximately $4,000,000). Layered on top of this indemnity is a second two-year indemnity covering tax matters only. This second indemnity has a limit of A$4,000,000 (approximately $2,000,000). While management believes that adequate provision will be made in the Completion Accounts for necessary accruals, reserves and allowances, such balances are based on estimates and the actual results could differ from those estimates, subjecting the Company to the indemnification provisions. In addition, the Company has indemnified the purchaser against termination costs with respect to certain employees and from certain potential claims arising from the introduction of the Goods and Services Tax in Australia. The maximum exposure with respect to these matters is approximately A$300,000 (approximately $150,000).

Subject to the price adjustments and indemnities described above, management estimates that the gain on the sale of InterTAN Australia Ltd., before income taxes, will be approximately $2,000,000 to $4,000,000 and will be recorded in the fourth quarter. Management estimates that United States federal tax on the sale will be approximately $300,000 to $800,000. Management believes there are authoritative arguments in support of the position that this transaction is exempt from Australian tax by virtue of the tax treaty between the United States and Australia, and, accordingly, no Australian tax will be recorded with respect to the sale. However, there can be no assurance that the Australian tax authorities will not challenge this position. If Australian tax were to apply to the gain on sale, the Company would have an additional liability of approximately $6,000,000 to $8,000,000.

A summary of the results of the Company's ongoing business, excluding the Australian segment, for the three and nine months ended March 31, 2001 is set out below:

(U.S. dollars in thousands, except per share data)

                                                                 Three Months Ended                  Nine Months Ended
                                                             ------------------------               ------------------------
                                                                      March 31                              March 31
                                                              2001              2000                  2001           2000
                                                             -------          -------               --------       --------
Net sales and operating revenues                             $81,154          $77,358               $306,958       $288,219
                                                             =======          =======               ========       ========

Operating income                                             $ 6,727          $ 4,726               $ 32,676       $ 30,070
                                                             =======          =======               ========       ========

Net income                                                   $ 3,633          $ 2,671               $ 17,854       $ 16,121
                                                             =======          =======               ========       ========

Diluted net income per share                                 $  0.13          $  0.09               $   0.62       $   0.52



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

Management estimates that had the GST been in place during the third quarter of fiscal year 2000, its sales and cost of products sold would have been $2,076,000 lower than the amounts actually reported. Although gross profit dollars would have remained the same, the sales comparison with the prior year, the gross margin percentage, the selling, general and administrative percentage and the operating margin percentage would all have been affected. Management has adjusted the actual percentages used for comparative purposes for the third quarter of fiscal year 2000 to what they would have been had there been no wholesale tax last year. These adjusted amounts will be used in making comparisons with the current fiscal quarter results, as management believes this to be the most meaningful basis of comparison.

Foreign Exchange Effects

Profit and loss accounts, including sales, are translated from local currency values to U.S. dollars at monthly average exchange rates. During the third quarter of fiscal year 2001, the U.S. dollar was stronger against both the Canadian dollar and the Australian dollar, relative to the comparable values during the third quarter of the prior year. As a result, the same local currency amounts translate into fewer U.S. dollar amounts as compared with the prior year.

The following table outlines, for the three-month and nine- months periods ended March 31, 2001, the percentage change in the weighted average exchange rates of the currencies of Canada and Australia as compared to the same three and nine-month periods in the prior year:

                        Three Months Ended                 Nine Months Ended
                          March 31, 2001                     March 31, 2001
     -------------------------------------------------------------------------



     Canada                   (4.9)%                             (2.8)%

     Australia               (15.9)%                            (14.9)%
     -------------------------------------------------------------------------



For example, if local currency sales in Canada and Australia in the third quarter of fiscal year 2001 were the same as those in the third quarter of the prior year, the fiscal year 2001 income statement would reflect a decrease in sales, when reported in U.S. dollars of 4.9% and 15.9 %, respectively.

Sales Outlets

The geographic distribution of the Company's sales outlets is summarized in the following table:

                              March 31          Dec 31        Sept 30      June 30        March 31
                                2001             2000           2000         2000           2000
Canada
   Company-operated             470 /(1)/         469 /(1)/     460 /(1)/     463 /(1)/      457 /(1)/
   Dealer                       360               362           360           350            346
-------------------------------------------------------------------------------------------------------
                                830               831           820           813            803
=======================================================================================================

Australia
   Company-operated             223               223           223           220            221
   Dealer                       105               105           106           110            111
-------------------------------------------------------------------------------------------------------
                                328               328           329           330            332
=======================================================================================================

Total
   Company-operated             693               692           683           683            681
   Dealer                       465               467           466           460            457
-------------------------------------------------------------------------------------------------------
                              1,158             1,159         1,149         1,143          1,138
=======================================================================================================

/(1)/  At March 31, 2001, December 31, 2000, September 30, 2000, June 30, 2000
and March 31 2000, the Company operated 53, 52, 50, 51 and 51 stores, on behalf of Rogers AT&T. Since all of these locations are not company-owned, they are not included in the above table.

Net Sales and Operating Revenues

In U.S. dollars, sales for the fiscal year 2001 third quarter were $103,526,000. Measured in local currencies, after last year's sales are adjusted to eliminate the effects of the former wholesale tax in Australia, this represents an increase of 9.3% over the prior year. Computed on the same basis, comparable-store sales increased by 10.1%. The gain measured in U.S. dollars was adversely affected by weaker currencies in both Canada and Australia. See "Foreign Exchange Effects".

The table which follows shows, by geographic segment, the percentage changes in net sales for the quarter ended March 31, 2001, compared to the corresponding period in the prior year. Changes are presented in both U.S. dollars and local currencies to show the effects of exchange rate fluctuations. Last year's sales in Australia have been adjusted to eliminate the effects of the former wholesale sales tax. The change in comparative - stores sales, measured at the same exchange rates, is also shown:

-

                          Three months ended                Nine months ended
                            March 31, 2001                    March 31, 2000
                  Local      U.S.    Comparative     Local         U.S.        Comparative
                Currency   Dollars      Store      Currency       Dollars         Store
                ---------------------------------  ----------------------------------------
Canada            10.3%      4.9%       10.7%        9.6%           6.5%           8.3%
Australia          5.7%    (11.1)%       8.3%        9.8%          (6.5)%         11.0%
                  ----------------------------     -------------------------------------
Consolidated       9.3%      1.0%       10.1%        9.7%           3.5%           8.9%
                  ============================     =====================================

In Canada, sales of home-office hardware and accessory lines contributed double-digit growth. Some of this growth was the result of promotional activity to transition out of certain lines as the company readied itself for the arrival of significantly faster and more compelling models. Management believes that a variety of factors, including the recently announced reductions in the pricing of the P4 chip, the anticipated launch of Windows XP and increased adoption of broadband internet access, will create more demand for PC's , as owners of older machines upgrade to newer, substantially faster models. Sales of direct-to-home satellite products, which had slipped during the second quarter, recovered well, with unit sales up over 60%. Management believes factors such as the recent launch of a new satellite which will expand program offerings and the government approval of expansive new programming anticipated in September, will make satellite television an even more attractive choice for consumers and will continue to provide the Company with sales growth opportunities. Sales of the Company's traditional accessories lines responded well to the increased space given to them in its flyers, as double-digit growth was experienced in this important category. The Company will continue to focus on its accessories business. The increase in promotional activity will continue and, in addition, the range will be expanded, with between 200 and 300 new SKU's added during the
next six months.   The Company has also introduced an expanded selection of
accessories into its concept stores. If this test is successful in increasing the gross margin percentage in these stores, then more concept store conversions will be planned for fiscal year 2002. Sales of personal communications products continued to perform extremely well, with a year on year sales increase of over 70%. An innovative offer of postpaid cellular which was launched in early March, helped drive sales in the wireless category. Unit sales in both RadioShack and Rogers AT&T stores were up over 20%. The Company will continue to emphasize the sale of postpaid products, as these offer an after the sale residual revenue stream that enhances margins.

In Australia, sales for the quarter, in local currency, increased by 5.7%, with comparable-store sales increasing by 8.3%. These results must be viewed in the context of an overall retail economy that is weak and in fact showed negative growth for the last two reported quarters. It is encouraging that in this challenging environment, the Company's wireless sales showed a strong double-digit result. Importantly, unit sales of postpaid handsets, which offer an after-sale residual, increased by almost 60%. Sales of batteries, parts and accessories and audio/video showed mid single digit growth. While sales of computer accessories showed strong double-digit growth, sales of PC's and monitors were off sharply from last year. The PC market in Australia has been difficult for some time. The significantly weakened Australian dollar has made many of the newer innovative machines with accessories such as CD-RW a very
high-ticket item and unaffordable to many consumers.   In addition, the roll out
of high speed internet access has been very slow in Australia. Accordingly the demand for faster replacement machines which high speed internet access has created in other markets is virtually non-existent in Australia. Sales of telephones, prepaid airtime cards and toys also declined during the quarter. While it is impossible to quantify, management believes that low morale among the Company's staff caused by uncertainties surrounding the rumored sale of the Australian business was also a contributing factor in a disappointing sales performance during the quarter.


Gross Profit

Gross profit for the third quarter of fiscal year 2001 decreased by $1,907,000 from the same quarter last year, a decrease of 4.3%. This decline is more than explained by the effects of the weakening of both the Canadian and Australian dollars. Measured at the same exchange rates, gross profit dollars increased by 3.8%.

The following analysis summarizes the components of the change in gross profit from the comparable prior year quarter, with last year's sales adjusted to exclude the wholesale sales tax:

(US dollars in thousands)
===================================================
Increase in sales                           $3,839
Lower gross margin percentage               (2,250)
Foreign currency rate effects               (3,496)
---------------------------------------------------

Decrease in gross profit                   $(1,907)
===================================================

The following table illustrates gross profit as a percentage of sales, by segment area, with last years sales adjusted to exclude the effects of the wholesale sales tax:


                                    Three Months Ended                                             Nine Months Ended
                                         March 31                                                      March 31
                          2001                            2000                            2001                            2000
                          ----                            ----                            ----                            ----

Canada                    41.6%                           42.5%                           39.9%                           41.4%
Australia                 40.9%                           47.3%                           40.0%                           46.5%
              -----------------------------------------------------------------------------------------------------------------


Consolidated              41.4%                           43.7%                           39.9%                           42.5%
              =================================================================================================================

The reduction in the gross margin percentage in Canada during the second quarter was almost evenly split between the effects of a sales mix which continues to shift towards newly introduced, primarily digital, products which carry margins less than the Company's average, and clearance activity, primarily in the computer category, as the Company made room for newer, faster models. While demands in the market place will continue to drive sales towards a model which places pressure on margins, management believes that the sales opportunities available will provide an opportunity to grow gross profit dollars in a manner
which produces leverage on expenses.   Management has also taken a number of
initiatives to reduce the pressure on the gross margin percentage. One of these is the heavier promotion and expansion of the range of the Company's traditional and highly profitable range of accessories. See "Net Sales and Operating Revenues". The Company's new store-specific micro-assortment replenishment algorithms should also contribute to margin performance. The goal of this program is to get the right inventory in the right stores in appropriate quantities and should contribute to reduced obsolescence and inventory shrink.

A primary contributing factor to the margin decline during the quarter in Australia was the change in the wireless pricing formula introduced earlier in the year. While the new pricing structure preserved gross profit dollars intact, it reduced the gross margin percentage significantly. In addition, the weaker Australian dollar forced up costs on imported goods. However, the soft consumer market and the post-GST pricing regulations made it impractical to pass many of these increases on to the consumer.

For the Company as a whole, after-sales compensation continues to be a key part of management's strategy to mitigate the effects of declining gross margin percentages. In the third quarter of the current fiscal year, after-sale compensation; which includes both residuals and sales-based volume rebates, totaled approximately $2 million, up over 100% over last year and representing 2% of total revenues.

Selling, General and Administrative Expenses

The following table provides a breakdown of selling, general and administrative expense ("SG&A") by major category:

SG&A Expense by Category


(US Dollars in thousands,                Three Months Ended                                 Nine Months Ended
 except percentages)                          March 31                                           March 31

                                    2001                       2000                       2001                     2000
                                   -------                    -------                   --------                --------
                                         % of Sales               % of Sales/(1)/            % of Sales              % of Sales/(1)/
================================================================================================================================

Payroll                       $15,662      15.1         $16,486       16.1        $ 51,102      13.2       $ 52,664       14.1
Advertising                     2,847       2.8           4,399        4.3          14,850       3.8         15,645        4.2
Rent                            6,498       6.3           6,348        6.2          20,185       5.2         19,566        5.2
Taxes (other than income        2,479       2.4           2,393        2.3           6,873       1.8          7,804        2.1
 taxes)
Telephone and utilities         1,158       1.1           1,161        1.1           3,307       0.9          3,319        0.9
Other                           6,204       6.0           6,510        6.4          19,446       5.0         19,855        5.2
------------------------------------------------------------------------------------------------------------------------------



                              $34,848      33.7         $37,297       36.4        $115,763      29.9       $118,853       31.7
==============================================================================================================================

/1/ These percentages have been calculated on sales adjusted to exclude the effects of the wholesale sales tax in Australia.

SG&A expense in U.S. dollars for the quarter decreased by $2,449,000 over the comparable quarter last year. This comparison was influenced by the effects of a weaker currencies in both Canada and Australia. Measured at the same exchange rates, SG&A expense increased by $438,000 or 1.3%.

The following is a breakdown of the same-exchange-rate increase in SG&A expense in Canada, Australia and Corporate Headquarters during the third quarter of fiscal year 2001 over the same quarter in the prior year:

(US Dollars in thousands)
==========================================================

Payroll                                           $   485
Advertising                                        (1,221)
Rent                                                  743
Taxes (other than income taxes)                       266
Telephone and utilities                                84
Other                                                 215
---------------------------------------------------------
                                                      572
Corporate expenses                                   (134)
=========================================================
                                                  $   438
=========================================================

Payroll increased in both Canada and Australia, primarily in support of higher sales and, to a lesser extent, as a result of an increase in the store count. Timing issues resulted in a reduction in advertising expense in Canada. The reduction in corporate expenses primarily relates to a reduction in management bonuses and special charges incurred last year in respect of the Company's restricted stock award plan.

The following table illustrates SG&A as a percentage of sales, by geographic segment area. Last year's percentages have been adjusted to exclude the effects of the wholesale sales tax in Australia.

             Three Months Ended          Nine Months Ended
                  March 31                   March 31
               2001     2000              2001      2000
               ----     ----              ----      ----
Canada         30.4%    33.3%             26.9%     28.4%
Australia      40.7%    41.0%             36.7%     38.4%
              ------    ----              -----     ----

Consolidated   33.7%    36.4%             29.9%     31.7%
              ------    ----              -----     ----

Based on current projections of sales growth, management anticipates that the Company will continue to obtain positive leverage in its major expense categories.

Foreign Currency Transaction Gains / Losses

Foreign currency transaction losses were $16,000 during the third quarter of fiscal year 2001 compared with losses of $127,000 for the comparable quarter last year.

Interest Income and Expense

Interest income for the quarter declined by $574,000 from the prior year to $288,000 for the three months ended March 31, 2001. This reduction results from lower cash balances, primarily as a result of the Company's common stock re-purchase program. See "Liquidity and Capital Resources". For the same period, interest expense decreased from $129,000 to $80,000. Both the current and prior year amounts consisted exclusively of loan amortization costs, as no borrowing occurred during either quarter.

Provision for Income Taxes

The provision for income taxes increased during the third quarter of fiscal year 2001 by $191,000 over the same period a year ago, reflecting higher profits in Canada partially offset by the effects of a loss in Australia, foreign currency rates and lower tax rates. The effective tax rate was 48.3% compared with 45.1% last year. Ordinarily, the effect of an Australian rate that is significantly lower than the Canadian rate helps offset the fact that not all of InterTAN's corporate expenses can be allocated to the subsidiaries. That was not the case
this quarter, as Australia was in a loss position.   In addition weaker
currencies in both Canada and Australia resulted in foreign currency losses at corporate headquarters which could not be passed on to the operating subsidiaries. Management anticipates that the effective rate for the fourth quarter will approximate 44% to 45%.

Financial Condition

Most balance sheet accounts are translated from their values in local currency to U.S. dollars at the respective month end rates. The table below outlines the percentage change, to March 31, 2001, in exchange rates as measured against the U.S. dollar:


Foreign Exchange Rate Fluctuations

                  % Decrease           % Decrease
             from March 31, 2000   from June 30, 2000
             --------------------  -------------------

Canada               (8.0)                (6.1)
Australia           (20.1)               (18.7)

Inventories

Inventories in U.S. dollars at March 31, 2001 were $105,894,000, down from $115,343,000 and $121,894,000 at March 31 and June 30, 2000, respectively. The decrease from March 31, 2000 is more than attributable to foreign currency effects. Measured at the same exchange rates, inventories have increased by 3.4% from March a year ago. Importantly, significant improvement has been made since December. Inventory levels are down substantially, both in absolute terms and in terms of the increase over the prior year. For example, Canadian inventories are down 16% since the end of December. Canada's March inventory was up 8% in local currency, more in line with gross profit growth. The reduction in inventories from June 30, 2000 results in part from foreign currency effects and in part because of lower inventories in Australia, where considerable effort has gone into clearing older lines as the Company moved towards a more branded focus. Inventories in Canada at March 31, 2001 were flat with June 30, 2000.


Income Taxes Payable

Income taxes payable at March 31, 2001 were $24,592,000 compared to $32,326,000 and $30,137,000 at March 31 and June 30, 2000, respectively. These reductions result from foreign currency rate effects and from the payment of the final balance of fiscal year 2000 taxes subsequent to year-end. During fiscal year 1999 the Company reached an agreement with the Canadian tax authorities relating to the settlement of a dispute regarding the 1990 to 1993 taxation years. While the amount in dispute has been agreed and a settlement agreement executed, the Company has not yet been fully reassessed and, accordingly, this amount has not been paid in full. Management estimates that payments relating to these issues will approximate $12,000,000. It is not practical for management to reasonably estimate when these payments will be made.

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

Liquidity and Capital Resources

Cash flow from operating activities during the nine-month period ended March 31, 2001 generated $19,615,000 in cash compared with $20,545,000 in cash during the comparable prior year period. This decrease of $930,000 was more than attributable to lower working capital requirements. Net income, adjusted for non-cash items generated $1,700,000 less cash than in the same period a year ago.

Cash flows from investing activities consumed $9,305,000 in cash during the nine-month period ended March 31, 2001, compared with $6,363,000 in the same period last year. This change results from planned increases in capital spending, primarily on new stores, renovations of existing stores and store fixtures.

Cash flows from financing activities consumed $13,515,000 during the nine-month period ended March 31, 2001 while using $12,300,000 in cash in the comparable prior year period. This change is explained primarily by the a reduction in proceeds received on the exercise of stock options by employees

The Company's principal sources of liquidity are its cash and short-term investments, its cash flow from operations and its banking facilities.

On May 4, 2001, InterTAN Canada Ltd. and InterTAN, Inc. entered into a new revolving credit facility (the "Revolving Loan Agreement") with the previous lender in an amount not to exceed C$75,000,000 (approximately $47,600,000 at March 31, 2001 exchange rates). The Revolving Loan Agreement expires March 22, 2002 and may be extended for an additional one- year period at the Company's option. The amount of credit actually available at any particular time is dependent on a variety of factors, including the level of eligible inventories and accounts receivable of InterTAN Canada Ltd.. The amount of available credit is then reduced by the amount of trade accounts payable then outstanding as well as certain other reserves. A loan origination fee of C$37,500 (approximately $24,000 at March 31, 2001 exchange rates) was payable on closing. A further payment of C$37,500 is required should the Company exercise its option to extend the facility for an additional year. Borrowing rates under the facility range from Prime to Prime plus 0.75% based on the Company's quarterly performance against pre-determined EBITDA to fixed charge ratios. Using the same criteria, the Company may borrow at Bankers' Acceptance and LIBOR rates plus from 0.75% to 2.0%. Letters of credit will be charged at rates ranging from 0.75% per annum to 2.0% per annum, using the same performance criteria. In addition, a standby fee of 0.65% is payable on the unused portion of the credit facility. The Revolving Loan Agreement is collaterized by a first priority lien over all of the assets of InterTAN Canada Ltd. and is guaranteed by InterTAN, Inc. This facility will be used primarily to finance seasonal inventory build up and, from time to time to provide letters of credit in support of purchase orders.

At March 31, 2001, there were no borrowings against the Company's previous Canadian credit facility, and C$65,000 ($41,000 at March 31, 2001 exchange raters) was committed in support of letters of credit. There was C$38,364,000 ($24,342,000 at March 31, 2001 exchange rates) of credit available for use at March 31, 2001 under the former facility.

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

The Company's Australian subsidiaries have entered into a credit agreement with an Australian bank (the "Australian Facility"). This agreement established a credit facility in the amount of A$12,000,000 (approximately $5,824,000 at March 31, 2001 exchange rates). The Australian Facility has no fixed term and may be terminated at any time upon five days prior written notice by the lender. All or any part of the facility may be used to provide letters of credit in support of purchase orders. A maximum amount of A$5,000,000 (approximately $2,427,000 at March 31, 2001 exchange rates) may be used in support of short-term borrowings. At March 31, 2001, there were no borrowing outstanding against the Australian Facility, nor was any amount committed in support of letters of credit. This facility was cancelled April 30, 2001.

The Company's primary uses of liquidity in the near term will include the funding of capital expenditures, the seasonal build-up of inventories for the 2001 holiday selling season and payments in settlement of tax reassessments.
The Company anticipates that capital additions will approximate $2,000,000 during the remainder of fiscal year 2001, mainly related to store expansion, remodeling and upgrading. Management believes that the Company's seasonal borrowing requirements will peak at $16,000,000 in November. In addition, management expects that additional reassessments could be received during the remainder of fiscal year 2001 and in fiscal year 2002 relating to the settlement of its various disputes with the Canadian and United States tax authorities.
See "Income Taxes Payable". The amount and timing of further payments flowing from these outstanding tax issues cannot be reasonably determined at this time.

Management believes that the Company's cash and short term investments on hand and its cash flow from operations combined with its banking facilities will provide the Company with sufficient liquidity to meet its planned requirements at least through the 2001 holiday selling season, including any tax reassessments.

PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

          The various matters discussed in Notes 7 and 8 to the Company's Consolidated Financial Statements on page 10 of this Form 10-Q are incorporated herein by reference.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the three-month period ended March 31, 2001.

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

3(b)(iii) Amended and Restated Bylaws (filed as Exhibit 3(b)(iii) to InterTAN's
          Annual Rport on Form 10-K for fiscal year ended June 30, 1996 and incorporated herein by reference).

4(a) Articles Fifth and Tenth of the Restated Certificate of Incorporation (included in Exhibit 3(a)).

4(b)      Rights Agreement between InterTAN, Inc. and Bank Boston, NA (filed as
          Exhibit 4 to the company's Form 8-A filed on September 17, 1999 and incorporated herein by reference)

*10(a) Letter Agreement between InterTAN, Inc. and Brian E. Levy dated February 19, 2001 clarifying and amending employment letter dated June 10, 1999 between same parties.

*10(b) Letter Agreement between InterTAN, Inc. and James G. Gingerich dated February 19, 2001 clarifying and amending letter agreement dated February 15, 2000 between same parties.

*10(c) Letter from InterTAN, Inc. to Douglas C. Saunders dated February 19, 2001 clarifying letter agreement dated February 15, 2000 between same parties.

*10(d) Letter from InterTAN, Inc. to Jeffrey A. Losch dated February 19, 2001 clarifying letter agreement dated February 15, 2000 between same parties.

*10(e) Seventh Amendment to Loan Agreement between InterTAN Canada Ltd., InterTAN, Inc. and Bank of America Canada dated as of March 21, 2001.

*10(f) Letter Agreement between InterTAN, Inc. and RadioShack Corporation dated April 6, 2001.

*10(g) Termination Agreement among InterTAN Australia Ltd., RadioShack Corporation, InterTAN, Inc., InterTAN Canada Limited, RadioShack International Procurement Limited Partnership and Technotron Sales Corp. Pty. Limited dated April 10, 2001.

*10(h) Share Acquisition Agreement among InterTAN, Inc., InterTAN Canada Ltd. and Dick Smith Electronics Holdings Pty. Ltd. dated April 10, 2001.

*10(i) Eighth Amendment to Loan Agreement between InterTAN Canada Ltd., InterTAN, Inc. and Bank of America Canada dated as of May 4, 2001.

*27       Article 5, Financial Data Schedule.



-----------
*  Filed herewith

b)        Reports on Form 8-K:

          No Reports on Form 8-K were filed during the three-month period ended March 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           InterTAN, Inc.
                                            (Registrant)


Date:     May 14, 2001              By: /s/ James G. Gingerich
                                        ----------------------
                                        James G. Gingerich
                                        Executive Vice-President and
                                        Chief Financial Officer
                                        (Authorized Officer)


                                    By: /s/ Douglas C. Saunders
                                        -----------------------
                                        Douglas C. Saunders
                                        Vice President and Corporate Controller
                                        Principal Accounting Officer)

                                INTERTAN, INC.

                                   FORM 10-Q

                               INDEX TO EXHIBITS


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

3(b)(iii) Amended and Restated Bylaws (filed as Exhibit 3(b)(iii) to InterTAN's
          Annual Rport on Form 10-K for fiscal year ended June 30, 1996 and incorporated herein by reference).

4(a)      Articles Fifth and Tenth of the Restated Certificate of Incorporation
          (included in Exhibit 3(a)).

4(b)      Rights Agreement between InterTAN, Inc. and Bank Boston, NA (filed as
          Exhibit 4 to the company's Form 8-A filed on September 17, 1999 and incorporated herein by reference)



*10(a)    Letter Agreement between InterTAN, Inc. and Brian E. Levy dated
          February 19, 2001 clarifying and amending employment letter dated June
          10, 1999 between same parties.

*10(b)    Letter Agreement between InterTAN, Inc. and James G. Gingerich dated
          February 19, 2001 clarifying and amending letter agreement dated
          February 15, 2000 between same parties.

*10(c)    Letter from InterTAN, Inc. to Douglas C. Saunders dated February 19,
          2001 clarifying letter agreement dated February 15, 2000 between same parties.

*10(d) Letter from InterTAN, Inc. to Jeffrey A. Losch dated February 19, 2001 clarifying letter agreement dated February 15, 2000 between same parties.

*10(e)    Seventh Amendment to Loan Agreement between InterTAN Canada Ltd.,
          InterTAN, Inc. and Bank of America Canada dated as of March 21, 2001.

*10(f) Letter Agreement between InterTAN, Inc. and RadioShack Corporation dated April 6, 2001.

*10(g)    Termination Agreement among InterTAN Australia Ltd., RadioShack
          Corporation, InterTAN, Inc., InterTAN Canada Limited, RadioShack
          International Procurement Limited Partnership and Technotron Sales
          Corp. Pty. Limited dated April 10, 2001.

*10(h)    Share Acquisition Agreement among InterTAN, Inc., InterTAN Canada Ltd.
          and Dick Smith Electronics Holdings Pty. Ltd. dated April 10, 2001.

*10(i)    Eighth Amendment to Loan Agreement between InterTAN Canada Ltd.,
          InterTAN, Inc. and Bank of America Canada dated as of May 4, 2001.

*27       Article 5, Financial Data Schedule.


-----------
*  Filed herewith

                                       2
