Form 10-K
period 2001-06-30
INTERTAN INC
filed 2001-09-27
CIK 803227

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                     For the Fiscal Year Ended June 30, 2001
                                               -------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

    For the transition period from _______________to ___________________

    Commission file number 1-10062
                           -------
                                 InterTAN, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                         75-2130875
------------------------------------------          ----------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)

3300 Highway #7, Suite 904
Toronto, Ontario, Canada                                      L4K 4M3
------------------------------------------          ----------------------------
  (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:         905-760-9701
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class                     Name of each exchange on which registered
------------------------------                -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 17, 2001 was $208,963,683 based on the New York Stock Exchange closing price on such date.

As of September 17, 2001 there were 27,105,536 shares of the registrant's Common Stock outstanding.

                       Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III. With the exception of those portions that are incorporated by reference in this Annual Report on Form 10-K, the definitive 2001 Proxy Statement is not to be deemed incorporated into or filed as part of this Report.

                                 InterTAN, Inc.
                   Form 10-K for the Year Ended June 30, 2001

                                Table of Contents
                                -----------------

         Part I                                                                                            Page No.
         ------                                                                                            -------
         Item 1.           Business
                            Description of Business                                                              4
                            Employees                                                                            5
                            Products and Distribution                                                            5
                            Management Information Systems                                                       6
                            Suppliers                                                                            6
                            Geographic/Segment Analysis                                                          7
                            Strategic Alliances                                                                  9
                            Merchandise, License, Amending and Advertising Agreements                           10
                            Seasonality                                                                         11
                            Competition                                                                         11
                            Backlog of Orders                                                                   11
                            Factors That Could Affect Future Performance                                        11
         Item 2.           Properties                                                                           14
         Item 3            Legal Proceedings                                                                    14
         Item 4.           Submission of Matters to a Vote of Security Holders                                  15

         Part II
         -------
         Item 5.           Market for the Registrant's Common Equity and
                            Related Stockholder Matters                                                         15
         Item 6.           Selected Financial Data                                                              16
         Item 7.           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations                                                           18
         Item 7A.          Quantitative and Qualitative Disclosures About Market Risk                           38
         Item 8.           Financial Statements
                            Report of Independent Accountants                                                   41
                            Consolidated Statements of Operations                                               42
                            Consolidated Balance Sheets                                                         43
                            Consolidated Statements of Stockholders' Equity                                     44
                            Consolidated Statements of Cash Flows                                               46
                            Notes to Consolidated Financial Statements                                          47
         Item 9.           Changes in and Disagreements with Accountants on Accounting
                            and Financial Disclosure                                                            68

         Part III
         --------
         Item 10.          Directors and Executive Officers of the Registrant                                   68
         Item 11.          Executive Compensation                                                               68
         Item 12.          Security Ownership of Certain Beneficial Owners and Management                       68
         Item 13.          Certain Relationships and Related Transactions                                       68

         Part IV
         -------
         Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K                      69
                           Signatures                                                                           79

                                     PART I

Item 1     BUSINESS

Description of Business

InterTAN, Inc. ("InterTAN" or the "Company") was incorporated in the State of Delaware in June 1986 in order to receive from RadioShack Corporation ("RadioShack U.S.A."), formerly named Tandy Corporation, the assets and businesses of its foreign retail operations, conducted in Canada under the "RadioShack" trade name and in Australia, the United Kingdom and Europe under the "Tandy" trade name. Following the transfer of assets, on January 16, 1987 RadioShack U.S.A. distributed shares of InterTAN common stock to the RadioShack U.S.A. stockholders in a tax-free distribution on the basis of one InterTAN share for every ten RadioShack U.S.A. shares held. Thus RadioShack U.S.A. effected a spin-off and divestiture of these foreign retail operations and its then ownership interest in InterTAN and its operations, thereby constituting InterTAN as an independent public corporation. The company's operations in continental Europe were closed during fiscal years 1993 and 1994. During fiscal year 1999, the Company sold its subsidiary in the United Kingdom. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Loss on Sale of United Kingdom Subsidiary." The Company sold its subsidiary in Australia during fiscal year 2001. See "See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Gain on Sale of Australian Subsidiary."

InterTAN is now engaged principally in the sale of consumer electronics products and services through company-operated retail stores and dealer outlets in Canada. The Company also operates wireless telecommunications stores (the "Rogers AT&T Stores") on behalf of and under contract with Rogers Wireless Inc. See "Geographic Analysis." InterTAN's ongoing retail operations are conducted through its wholly-owned subsidiary, InterTAN Canada Ltd. ("InterTAN Canada" or "RadioShack Canada"), a British Columbia corporation which operates in Canada under the trade name "RadioShack." As used herein, "InterTAN" or "Company" sometimes collectively refers to InterTAN and InterTAN Canada, according to the context.

As at June 30, 2001, InterTAN's company-operated retail stores and dealers in Canada totalled 833, consisting of 473 company-operated stores and 360 dealers. In addition, at June 30, 2001, the Company operated 55 Rogers AT&T Stores in Canada.

The format for InterTAN's company-operated stores in Canada typically incorporates the concept of small, strategically located stores in malls and shopping centers, each providing the customer with convenience and readily available products and services to meet a wide range of consumer electronic needs. InterTAN emphasizes product knowledge and customer service. Recent research has confirmed that the Company's sales associates are noted for their helpfulness and product knowledge and that customers look to the Company's stores to find the answers to their technology questions. During fiscal year 2001, the Company successfully installed an E-learning system that has further built on this strength. Later during the year, a group of regional trainers was introduced to augment field management and to further differentiate the service offering.

The "dealers" included in the above totals are independent retail businesses which operate under their own trade names but are permitted, under dealer agreements, to purchase any of the products sold by company-operated stores. The dealer agreements contain a sub-license permitting such dealer to designate its consumer electronics department or business as a "RadioShack Dealer." InterTAN's dealer network enables the Company to penetrate smaller markets that do not have a population base large enough to support a company-operated store.

InterTAN also provides after-sale service for all the products it sells during warranty periods and beyond. The Company also offers out-of-warranty repair service to customers for a wide range of nationally branded electronic products as well as being an authorized repair center for in-warranty repairs for many nationally branded products. The Company's service centers provide repair capability within a satisfactory turnaround period. The Company also offers extended warranty plans to its customers. Under these plans, the Company will either repair or replace defective product, depending on the nature of the contract, for a specified number of years beyond the normal warranty period.

An E-commerce site, RadioShack.ca, offering customers the opportunity to purchase over 100,000 products through the Internet was introduced in Canada in September, 1999. See " Geographic/Segment Analysis - Canada".

Employees

As at June 30, 2001 InterTAN employed approximately 2840 persons. Approximately 103 of InterTAN Canada's employees, who are engaged in warehousing and distribution operations, are represented by unions. The Company considers its relationships with its employees to be good.

Products and Distribution

InterTAN's strategy focuses on a product plan dedicated to profitable sales growth by improving gross profit dollars while at the same time increasing sales. Fundamental to this plan is a product offering which includes both national brands and private label goods, emphasis on strategically selected core categories which yield attractive margins, and in which management believes the Company has a strong position in all of its markets, and managing the percentage of lower margin product in the overall sales mix. This strategy has been complemented by the introduction of certain service initiatives designed not only to produce revenue in their own right, but also to increase traffic in the Company's stores. Many of these service initiatives include after sale compensation that serve to improve gross margins.

InterTAN's stores carry a broad range of brand name and private label, quality consumer electronic products. The selection of products offered for sale is comprehensive, ranging from, among other things, small parts and accessories to large ticket items such as computers and stereo systems. Types of product include: telecommunications products and services, direct-to-home satellite, personal electronics, computers and related services, batteries, parts and accessories, communications products, audio/video gear, and game gear. It is management's view that the range of products offered by InterTAN, in particular its parts and accessories, is broader than that typically offered by others in the retail consumer electronics industry and many of its products are exclusively carried by InterTAN within Canada. Many products sold through the Company's retail outlets are sold by many other retail stores, including department stores, consumer electronics chains and computer outlets.

Historically, InterTAN was for the most part a private label retailer. While brand name products were included in the product assortment, they were selected primarily to complement the Company's own private label lines as extensions or to offer consumers a choice against which they could compare the relative capability and value of InterTAN's private label products. In recent years, this strategy has undergone a re-evaluation. The pace at which new high-tech, digital products are being introduced into the market place has been increasingly rapid. Had the Company continued its private label strategy, many opportunities would have been missed because of the time involved in bringing private label offerings of these products to market. In addition, the increasing brand consciousness of consumers was essentially inconsistent with a focused, private label strategy. From a merchandising point of view, increasingly shorter product life cycles conflicted with the large minimum order requirements needed to sustain a broadly-based private label offering. In today's rapidly changing world in consumer electronics, product must be purchased on a just-in-time basis in order to minimize the risk of obsolescence.

As part of its efforts to meet its customers demands, the Company now offers a wide range of nationally and internationally branded product including, among others, Panasonic, Compaq, Epson, Sony, Lexmark, Sharp, StarChoice, Express Vu, JVC, TDK, Fuji and Sanyo (the lack of a (R), TM or SM is not intended regarding all of the names referred to herein above, to indicate a lack of registration therefore). While this strategy, in combination with others, has resulted in a significant increase in gross profit dollars, the strategy has also put pressure on the gross margin percentage as branded goods generally carry margins below those of the Company's historical private label offerings. However, this pressure is partially mitigated by the fact that branded product can often be acquired under more favorable payment and delivery terms, provides advertising support, reduces warranty exposure and reduces inventory risks. The result of this strategy and others has been collectively to improve the Company's operating margins.

While the Company's merchandising strategy has changed radically, it intends to continue to aggressively support many of its private label lines. Management believes that its private label products offer value to the consumer and also produce above average gross margins for the Company. For these reasons, certain end products will continue to be offered in areas where the Company has built credibility with consumers. In addition, the Company's extensive assortment of accessories and batteries will continue to be primarily house-branded. As part of this strategy, the Company works closely with RadioShack U.S.A.'s purchasing and export agent, RadioShack International Procurement Limited Partnership ("RIPLP") in an effort to leverage RadioShack U.S.A.'s sourcing capabilities to negotiate favorable prices with Far East vendors. See "Suppliers" and "Merchandise, License and Advertising Agreements".

Many of the Company's private label products are similar, and in many instances identical, to those sold through RadioShack U.S.A.'s retail stores in the United States. Certain of these products carry the trade-marks RadioShack and Optimus, among others, which are used under license from RadioShack U.S.A. See "Merchandise, License and Advertising Agreements - License Agreements." Other products carry the Company's trademarked brands.

Management Information Systems

The Company's information systems are used to process inventory, accounting, payroll, communications and other operating information for all aspects of the Company's operations. In addition, each of the Company's stores has one or more computers that serve as point-of-sale terminals and are linked to operational headquarters. This information network, referred to as POS, provides detailed sales and margin information on a daily basis, updates InterTAN's customer database and provides improved financial controls, as well as acting as a monitor of individual store performance. The POS systems are also linked directly to a system used to automatically replenish a store's stock as inventory is sold. Refinements are made on a continuing basis to the Company's information systems in order to increase the efficiency of store inventories, inventory flow, advertising and consumer information, E-Commerce, and to enhance opportunities for employee learning.

Suppliers

During fiscal year 2001, InterTAN Canada acquired approximately 13% of its inventory pursuant to a merchandise agreement with RadioShack U.S.A. and acquired the balance from numerous other manufacturers. InterTAN uses RIPLP as its exclusive purchasing agent and exporter in the Far East. See "Merchandise, License and Advertising Agreements - Merchandise Agreement."

Under its merchandise arrangements with RadioShack U.S.A., InterTAN may purchase any private label products which RadioShack U.S.A. has available for sale in the United States in its then current catalog, or those products which may otherwise be reasonably available from RadioShack U.S.A. or through RIPLP. Through its ongoing relationship with RadioShack U.S.A., InterTAN is able to take advantage of RadioShack U.S.A.'s sourcing strength to obtain selected products which management believes generate gross margins which are higher than industry averages and which offer enhanced customer value. The Company also uses this relationship to offer its customers a broad and deep range of parts and accessories. RadioShack U.S.A has agreed that it will not cancel these merchandise arrangements in the event of a change of control, except at the request of the acquirer. While the Company from time to time enters into exclusivity arrangements with certain suppliers (see "Business - Strategic Alliances"), with the exception of Rogers AT&T, InterTAN is not materially dependent on any one supplier other than RadioShack U.S.A. See "Merchandise, License and Advertising Agreements." A loss or disruption of supply from Rogers AT&T could have a material adverse effect on RadioShack Canada's business until such time as an alliance could be concluded with one of Canada's three other major cellular carriers.

Geographic/Segment Analysis

InterTAN is organized along geographic lines. The Company's segments include its Canadian retail operations and its Corporate Headquarters. The Company's Australian and United Kingdom subsidiaries were also segments through April 2001 and January 1999, respectively. InterTAN closed all company-operated outlets in continental Europe during fiscal years 1993 and 1994 and sold its United Kingdom and Australian subsidiaries during fiscal years 1999 and 2001, respectively. InterTAN has broader market coverage than most of its competitors due to the large number of stores. Market coverage is further enhanced by the Company's dealer network.

A table included in Note 17 to the Consolidated Financial Statements and which appears on page 65 of this Annual Report on Form 10-K shows net sales, depreciation and amortization, operating income (loss), identifiable assets and capital expenditures of the Company by segment / geographic area for the three years ended June 30, 2001. This table is incorporated herein by reference.

Corporate Headquarters

The Company's Corporate Headquarters is currently located in rented office facilities in Concord, Ontario, Canada, having been relocated from the United States to Canada during fiscal year 1999. This group consists of the Company's Executive Officers and support staff, including investor relations. Following the sale of its Australian subsidiary, the Company plans a reorganization to consolidate and streamline its ongoing operations. See "Restructuring."

Canada

As at June 30, 2001, InterTAN Canada operated a total of 473 RadioShack stores in Canada. In addition, a network of dealers accounted for a further 360 retail locations. InterTAN Canada uses a form of contract management program in a small number of its company-operated stores. See "Notes to Consolidated Financial Statements - Note 1." The Company also operated 55 Rogers AT&T Stores at June 30, 2001. See "Strategic Alliances - Rogers AT&T Stores."

The average size of a RadioShack Canada store is approximately 1,800 square feet. During fiscal year 2001 the Company operated 32 "Concept Stores." These stores have a larger footprint than the Company's regular stores (2,500-4,500 square feet). These stores are located in both enclosed shopping centers and power center strip plazas and represent either a new store or the relocation and reformatting of an existing store. In addition to the

Company's full product assortment, the Concept Stores carry a significantly expanded range of accessory and end products. These stores have been successful in generating additional sales of high-ticket digital products. Late in fiscal year 2001, the range of higher margin accessory products in the Concept Stores was expanded dramatically. This action has already had a positive effect on the Concept Stores' gross margin percentage. Expansion of the accessory range will continue during fiscal year 2002. Once management is satisfied with the product mix, additional Concept Stores will be targeted. The Company also operates a few express stores in Canada. These express stores feature a targeted range of merchandise in a more compact floor plan and were established in high traffic areas that did not have a company-operated store or which could support a second location. A clearance center is also in operation in Canada.

The Company also operates an e-commerce site, RadioShack.ca and a call center. Both the e-commerce site and the call center provide information to and take orders from customers. RadioShack.ca allows customers the convenience of shopping for a wide variety of electronics and other products from their desktop. Customer's have the option of having product delivered to their door or taking delivery at their nearest RadioShack store. The Company has closely weaved its on-line presence with its physical stores by introducing browse and order stations intended to maximize product access by its customers and sales associates. RadioShack.ca has also proven to be an effective way of promoting the Company's brand and displaying product available in its stores.

In September 2001, the Company introduced a store-in-store arrangement with the Brick, Canada's premier furniture and entertainment retailer. See "Strategic Alliances - The Brick Warehouse".

The consumer electronics industry in Canada is highly competitive. Based on publicly available material, InterTAN believes that the largest retailer in Canada in fiscal year 2001 (other than department stores) which had a product line similar to, or competitive with, products offered for sale by InterTAN Canada was Future Shop which operated through approximately 88 locations. In August 2001, it was announced that Future Shop had been acquired by Best Buy Co. Inc., a U.S.-based big box retailer. InterTAN's other main competitors in Canada are department stores, computer and business product specialty retailers, general retailers and other consumer electronics retailers. While there can be no assurance as to the extent to which competition may affect future sales growth and profit potential, management believes that InterTAN Canada's range of products and service orientation differentiate the Company from other consumer electronics retailers in Canada, or similar big box entrants into the marketplace. The Company has also established a market position in important growth categories, including wireless and other digital products, and direct-to-home satellite systems. The Company also distinguishes itself from its competitors through its "Power-Up" philosophy, which espouses that most products be readily and effectively displayed and that employees be well versed on appropriate product knowledge to enable them to provide hands on interactive demonstrations.

The Company is the market leader in Canada in the number of retail locations and offers the broadest geographic coverage. InterTAN Canada also maintains a strong presence in secondary retail markets through its dealer network.

Restructuring

Following the sale of its Australian subsidiary, the Company announced a restructuring plan that essentially provides for the full integration of its Corporate Headquarters and RadioShack Canada. Under this plan, essentially all corporate support functions will be merged with like functions at RadioShack Canada. The restructuring plan also involves Executive Officer retirements and new appointments as well as a reduction in the size of the Company's Board of Directors.

Strategic Alliances

InterTAN has the largest number of sales outlets among consumer electronics retailers in Canada. The Company has over 30 years of retail experience. Recent research has confirmed that consumers rank RadioShack Canada first among its competitors for its knowledgeable and friendly sales associates. Management believes that there are opportunities to leverage on this strength by forming strategic alliances with other businesses that are also leaders in their respective fields.

Rogers AT&T Stores

The Company has entered into an alliance with Rogers Wireless Inc. ("Rogers") to operate telecommunications stores on that company's behalf. These stores were all remodelled during fiscal year 2001 and trade under the banner "Rogers AT&T". At June 30, 2001 the Company operated 55 Rogers AT&T stores in major malls across Canada. Since that time two additional locations have been opened. These stores predominantly carry Rogers AT&T cellular communications products and accessories. Additionally, most of RadioShack Canada's 473 company-operated stores exclusively feature Rogers AT&T wireless communications products and services. Rogers funded the construction of sections in those stores for the exclusive offering of Rogers AT&T cellular products (including digital), paging and other services. These fixtures were also upgraded and replaced during fiscal year 2001. This relationship aligns the Company's consumer electronics retail expertise with Rogers AT&T technological strength.

Panasonic

During fiscal year 1999, the Company tested a store-in-store concept with Panasonic. This test was carried out in 20 of the Company's stores and featured Panasonic displays, funded by Panasonic, with a deeper than typical product assortment. This test was highly successful and was expanded to a total of 200 Canadian stores in time for the 1999 holiday season. The stores with these fixtures consistently out perform the Company's other stores in the audio/video category. Subsequently, the respective companies agreed to extend this fixture to an additional 200 stores for a total of 400 stores and additional installations continue as an integral part of the Company's store expansion program.

High Speed Internet Access

The Company has formed alliances with the majority of Canada's providers of high speed Internet access. These alliances make Internet connectivity, through either high-speed cable modem or DSL, available in the Company's stores. The Company will continue to refine its Internet strategy as technological advances and market opportunities dictate.

Microsoft

The Company has entered into an agreement with Microsoft Canada Co. which has enabled InterTAN to offer an expanded product line to both on-line and offline customers through Internet-enabled, in-store kiosks in the Company's stores. This expanded offering was made possible through the use of a Microsoft e-commerce solution. As part of this alliance, Microsoft hardware and software is available in in-store departments in the Company's Canadian stores.

The Brick Warehouse

In September 2001, the Company announced an alliance with The Brick Warehouse (the "Brick"), Canada's premier furniture and entertainment retailer. Under this arrangement, RadioShack Canada stores will appear as a store-within-a store in, initially, eight Brick Superstore test locations. The agreement provides, under certain terms and conditions, for expansion opportunities to most or all of the Brick's 63 superstore locations. These stores will occupy about 1,000 square feet and will be operated by the Brick. The agreement also features reciprocal advertising and marketing of each party's locations and product offerings.

AOL Canada

In July 2001, the Company and AOL Canada Inc. ("AOL Canada") announced a three-year strategic marketing alliance to provide preferred status for in-store promotion of AOL Canada products and services to RadioShack Canada shoppers nationwide. AOL Canada members will have convenient access to RadioShack products at Keyword: RadioShack or by visiting Shop@AOL Canada, where RadioShack
                                               --------
Canada will receive prominent placement as an anchor tenant in key online shopping categories. Under the agreement, AOL Canada will receive a high profile retail presence in all 473 RadioShack Canada company-owned stores. RadioShack and AOL Canada will be able to offer consumers everything they need for home connectivity, including access to the Internet via AOL Canada through narrowband technology and developing broadband technologies as they become widely available. Rollout of this program began during August 2001. Both companies will also engage in cross-promotional advertising and marketing activities.

Merchandise, License and Advertising Agreements

Merchandising Agreement

The Company and RadioShack U.S.A. are parties to a Merchandise Agreement that requires the Company to use RIPLP as its exclusive purchasing agent for products from the Far East during the term thereof. Under the Merchandising Agreement, the Company must pay RIPLP commissions of approximately 4% of purchases as well as an annual purchasing agent/exporter fee. For fiscal year 2002 and future periods this fee was set at $532,500 and will increase pro-rata if sales exceed $400,000,000 and will be reduced by certain credits the Company earns by purchasing products through RIPLP. This Merchandise Agreement expires June 30, 2010.

License Agreement

The Company has a License Agreement with RadioShack U.S.A. that permits InterTAN to use the "RadioShack" trade name in Canada. The expiry date of the License Agreements is June 30, 2010. Either party may terminate the License Agreement by providing five years' prior written notice. Each of the license agreements also provides for a license to use certain of RadioShack U.S.A.'s trademarks. In addition, InterTAN has the right to sub-license to its dealers. In consideration for these rights, the Company is obliged to pay a sales-based royalty of up to 1% of consolidated sales. As discussed below, RadioShack U.S.A.'s rights to revoke both the Merchandise Agreement and the License Agreement in the event of a change in control of InterTAN or a breach of the terms of these agreements have been varied by the Amending Agreement.

Amending Agreement

In April 2001, the Company entered into an additional agreement with RadioShack U.S.A. (the "Amending Agreement"). The Amending Agreement provides that should there be a change in control of the Company and the acquirer does not desire to use the "RadioShack" trade name, trade or service marks in Canada, the Company shall pay the sum of $22,500,000 to RadioShack U.S.A. In consideration therefore, RadioShack agreed that it would terminate the existing License and Merchandise Agreements as a result of such change in control only at the request of the acquirer. RadioShack U.S.A. further agrees that it will cooperate with the Company and the acquirer in effecting a transition by allowing a reasonable transition period for changing store signage and point-of-sale materials and the sell-through of existing inventory and merchandise on order.

The rights to use the trade names licensed by RadioShack U.S.A. are currently an integral part of InterTAN's marketing strategy. Should the license be lost, management believes the Company can migrate to an appropriate and credible alternative brand within a reasonable period of time and can continue to source merchandise in the Far East.

Advertising Agreement

Pursuant to an advertising agreement with RadioShack U.S.A., the Company is entitled to the limited use of certain marketing materials, research and marks developed by or for RadioShack U.S.A. since January 1, 1994, including the services marks "You've got questions. We've got answers." and "The Repair Shop at RadioShack". The right to use any marks covered by the agreement are vested in the Company by being added to the license agreements described above. The fee paid to RadioShack U.S.A. under this agreement for calendar year 2000 was $125,000. This agreement is currently under review.

Seasonality

Like other retailers, InterTAN's business is seasonal, with sales peaking in the November - December holiday selling season. Cash flow requirements are also seasonal since inventories build prior to the holiday selling seasons. Significant inventory growth begins to build in late summer and peaks in mid November.

Competition

InterTAN is a specialty consumer electronics retailer. Other retail stores, including department and discount stores, consumer electronics chains, cellular specialists and computer outlets, sell products substantially similar to many of those sold through InterTAN's retail outlets. See "Geographic Analysis - Canada". Certain of these competitors have greater resources, financial or otherwise, than InterTAN.

Backlog of Orders

The Company has no material backlog of orders for the products it sells.

Factors That Could Affect Future Performance

This report contains certain forward-looking statements about the business and financial condition of InterTAN, including various statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. The forward-looking statements are reasonably based on assumptions regarding future events that are subject to important risk factors. Accordingly, actual results may vary significantly from those expressed in the forward-looking statements, and the inclusion of such statements should not be regarded as a representation by the Company or any other person that the anticipated results expressed therein will be achieved. The following information sets forth certain factors that could cause the actual results to differ materially from those contained in the forward-looking statements.

Reliance on RadioShack U.S.A. Relationship

RadioShack U.S.A., including certain of its affiliates, is one of the Company's principal suppliers and is the licensor of the Company's principal trade names and marks. Maintaining its contractual relationships, particularly the supply and license arrangements, with RadioShack U.S.A. is currently an integral part of the Company's strategy. The loss of such relationships with RadioShack U.S.A. would require the Company to transition to a new, appropriate and credible brand. See "Business - Suppliers", "- Merchandise, License, Amending and Advertising Agreements" and Note 5 to the Consolidated Financial Statements which is incorporated herein by reference.

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

The Company believes that the major competitive factors in its businesses include customer service, store location and number of stores, product availability and selection, price, technical support, and marketing and sales capabilities. The Company's utilization of trained personnel and the ability to use national and local advertising media are important to the Company's ability to compete in its businesses. Given the highly competitive nature of the retail industry, no assurances can be given that the Company will continue to compete successfully with respect to the above-referenced factors. See "Business - Geographic/Segment Analysis."

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

Reliance on Store Locations

The Company's success is dependent in part upon its ability to open and operate new stores on a profitable basis and to increase sales at existing stores. The Company's performance is also dependent to a significant degree upon its ability to hire, train and integrate qualified employees into its operations. The Company plans to open approximately 30 new outlets in Canada in fiscal year 2002. There can be no assurances that the Company will be able to locate and obtain favorable store sites to meet its goals, attract and retain competent personnel, open new stores on a timely and cost-efficient basis or operate the new and existing stores on a profitable basis. The Company plans to open new stores in existing markets, which may result in the diversion of sales from existing stores and thus some reduction in comparable store sales. See "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Net Sales and Operating Revenues."

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

Currency Fluctuation and Global Economic Risks

The Company's financial results are reported in U.S. Dollars. Due to the structure of the Company's operations, possible periodic fluctuation of the Canadian dollar against the U.S. dollar will have an impact on the Company's financial results. RadioShack Canada conducts business in Canadian currency; accordingly, depreciation in the value of Canada's currency against the U.S. dollar would reduce earnings as reported by the Company in its financial statements. RadioShack Canada purchased approximately 13% of its inventory through RadioShack U.S.A. in fiscal 2001. These purchases were all made in U.S. dollars and the products purchased were sold in Canada in Canadian dollars. Accordingly, exchange rate fluctuations could have an effect on the Company's gross margins. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" which is incorporated herein by reference.

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

Furthermore, due to the nature of the Company's operations, the operating results of the Company may, from time to time, be generally affected by global economic and political conditions as well as such conditions in Canada.

Item 2   PROPERTIES

InterTAN owns a 402,000 square-foot building (owned by InterTAN Canada) containing office and warehouse space in Barrie, Ontario, Canada, where the headquarters of InterTAN Canada is located.

InterTAN's head office is currently located in a leased 5,600 square-foot facility near Toronto, Ontario, Canada. With the exception of a retail store being located in the property in Barrie discussed above, InterTAN's retailing operations are primarily conducted in leased facilities. The average store size is between 1,200 and 1,800 square feet.

Additional information on the Company's properties is found in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and in the "Notes to Consolidated Financial Statements" and is incorporated herein by reference. The following items are discussed further in the referenced pages of this Form 10-K.

                                                   Pages
                                                   -----
               Rent Expense                         29
               Retail Square Feet                   16
               Sales Outlets                        22


Item 3   LEGAL PROCEEDINGS

With the exception of the matters discussed in Note 11 of the "Notes to Consolidated Financial Statements" on page 56 of this Form 10-K, such Note being incorporated herein by reference, there are no material pending legal proceedings, other than ordinary routine litigation incidental to InterTAN's business, to which InterTAN or any of its subsidiaries is a party or to which any of their property is subject.

Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDERS MATTERS.

The principal United States market in which InterTAN's common stock trades is the New York Stock Exchange. The common stock also trades in Canada on the Toronto Stock Exchange.

The high and low closing prices in U.S. dollars of InterTAN's common stock on the New York Stock Exchange for each full quarterly period within the two most recent fiscal years is as set out below:

(U.S. dollars, restated for 3 for 2 stock split)
Quarter ended             High             Low
----------------------------------------------------
June 2001                 $    14.45       $   12.01
March 2001                     13.56            8.13
December 2000                  12.81            8.00
September 2000                 15.31           10.81
June 2000                      14.00           10.38
March 2000                     17.79            8.94
December 1999                  19.21           12.67
September 1999                 14.59           11.00



As of August 31, 2001 there were approximately 10,600 record shareholders of InterTAN's common stock. This number excludes shareholders holding stock under nominee security position listing.

InterTAN has never declared cash dividends. Based upon InterTAN's long-term growth opportunities, in the opinion of management, the stockholders are best served by reinvesting all profits.

Item 6    SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

(In thousands, in U.S. dollars, except percent, per share data, number of sales outlets and number of employees)

                                                                       Year ended June 30
                                                 2001  /2/          2000               1999  /3/          1998             1997
------------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS:
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                   $ 468,756  /1/     $ 484,218  /1/    $  500,050  /1/    $  541,374 /1/  $   519,318 /1/

Gross profit percent                             40.1               42.0               43.8               43.1             44.8

Operating income (loss)                        41,417             44,005              3,014              2,360 /4/       (3,801)/6/

Net income (loss)                              23,527             25,120            (24,645)           (12,773)         (16,609)

Basic net income (loss)
  per average common share                       0.84               0.85              (1.17)             (0.70)           (0.97)

Diluted net income (loss)
  per average common share                       0.82               0.82              (1.17)             (0.70)           (0.97)


------------------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION AT YEAR END:
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                  215,530            208,076            198,315            223,547          254,307

Net working capital                           128,562            104,462             96,966            103,701          138,532

Long-term debt                                      -                  -                  -             38,706           57,558

Stockholders' equity                          144,309            118,776            110,760             85,990          106,234


------------------------------------------------------------------------------------------------------------------------------------
OTHER INFORMATION AT YEAR END:
------------------------------------------------------------------------------------------------------------------------------------
Market capitalization                         393,725            337,303            397,104             67,048           43,783

Number of sales outlets                           833  /5/         1,143              1,127  /5/         1,517 /5/        1,683 /5/
Retail square feet
  (company-operated stores)                       887              1,131              1,071              1,354            1,479

Number of employees                             2,840              3,435              3,155              4,105            4,366



/1/ The Company's subsidiaries in Australia and the United Kingdom were sold during fiscal years 2001 and 1999, respectively. If sales in those subsidiaries were excluded from fiscal years 2001, 2000, 1999, 1998 and 1997, sales in those years would have been $382,353,000, $364,163,000, $297,314,000, $270,675,000 and
$251,907,000, respectively, representing the sales of the Company's Canadian subsidiary.

/2/ Fiscal year 2001 includes the sales and operating results of the Company's former subsidiary in Australia for the first 10 months of the year as well as a gain on the disposal of this subsidiary of $4,101,000 and related income taxes of $581,000. Eliminating the results of this subsidiary would reduce operating income and net income by $4,087,000 and $3,248,000 respectively.

/3/ Fiscal year 1999 includes the sales and operating results of the Company's former subsidiary in the United Kingdom for the first six months of the year as well as a loss on the disposal of this subsidiary of $35,088,000. Eliminating the results of this subsidiary would increase operating income and reduce the net loss by $31,723,000 and $32,641,000, respectively.

/4/ Fiscal year 1998 includes a provision for business restructuring in the United Kingdom of $12,712,000. In addition, related inventory writedowns of $2,325,000 were charged directly to gross profit.

/5/ In fiscal year 2001, the decline in the number of sales units is attributable to the sale of the Company's former subsidiary in Australia. In fiscal year 1999, the decline in the number of sales outlets is due to the disposal of the Company's former subsidiary in the United Kingdom. In fiscal 1998, the decline was due primarily to the closure of stores under a restructuring plan in the United Kingdom and the planned reduction in the number of low volume dealers in all countries. The latter also affected the number of outlets in fiscal 1997.

/6/ Fiscal year 1997 includes an asset impairment charge of $10,042,000 in the United Kingdom.

Item 7 MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A").

Introductory Note Regarding Forward-looking Information

Certain statements contained in MD&A including statements regarding the Company's ability to grow sales by increasing the dealer base in Canada, the impact on future sales of new products and services and enhancements to existing products and services, the Company's ability to increase income by increasing gross profit dollars and leveraging on expenses, the adequacy of the indemnity obtained from the purchaser of the Company's former subsidiary in the United Kingdom, the results of an audit of the Company's former subsidiary in Australia and possible payments under indemnities provided to the purchaser of InterTAN Australia Ltd., changes in the gross margin percentage, the level of future interest income and expense, the outcome of various tax issues in Canada, the United States and Australia, including estimates of future tax payments, forecasted capital expenditures for fiscal year 2002, estimates of cash required to fund the repurchase of common stock, and the Company's ability to meet its liquidity needs constitute forward-looking statements that involve risks and uncertainties. Important factors that could cause actual results to differ materially from those indicated in the forward-looking statements include, but are not limited to international economic conditions, interest and foreign exchange rate fluctuations, actions of United States and foreign taxing authorities, including computations of balances owing, changes in consumer demand and preferences, consumer confidence, competitive products and pricing, availability of products, inventory risks due to shifts in market conditions, dependence on manufacturers' product development, the regulatory and trade environment, the value of the Company's common stock and the general condition of the stock market, real estate market fluctuations and other risks indicated in InterTAN's previously filed periodic reports with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

                              Results of Operations

InterTAN is engaged in the sale of consumer electronics products primarily through company-operated retail stores and dealer outlets in Canada. The Company's retail operations are conducted through a wholly-owned subsidiary, InterTAN Canada Ltd., which operates under the trade name "RadioShack". The Company previously also had retail and dealer outlets in both Australia and the United Kingdom. Operations in these countries were carried out through two wholly-owned subsidiaries, InterTAN Australia Ltd. and InterTAN UK Ltd. These subsidiaries were sold effective April, 2001 and January, 1999. See "Gain on Sale of Australian Subsidiary" and "Loss on Sale of United Kingdom Subsidiary". Operations in Australia and the United Kingdom were conducted under the trade name "Tandy". The "RadioShack" and "Tandy" trade names are used under license from RadioShack Corporation ("RadioShack U.S.A."). In addition, the Company has entered into an agreement in Canada with Rogers Wireless Inc. ("Rogers") to operate telecommunications stores ("Rogers AT&T" stores) on its behalf. At June 30, 2001, 55 Rogers AT&T stores were in operation.

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

Overview

There were a number of special factors and charges in fiscal years 2001 and 1999 that significantly impacted the Company's results of operations and affected the comparability of the reported results with other periods. As previously discussed, effective April 30, 2001, the Company sold its subsidiary in Australia and recorded a gain on disposal of $4,101,000. In addition, the Company settled substantially all of its remaining tax issues with the Canadian and United States tax authorities and recorded a charge of $700,000 in conjunction with such settlement.

In January 1999 the Company sold its under-performing subsidiary, InterTAN UK Limited, and recorded a loss of $35,088,000. Also in fiscal year 1999, the Company settled one of its long-standing disputes with the Canadian tax authorities and recorded a related tax charge of $8,039,000. See "Gain on Sale of Australian Subsidiary" and "Loss on Sale of United Kingdom Subsidiary" and "Income Taxes."

The tables below reflect the Company's sales, operating income, net income
(loss), and net income (loss) per share for fiscal years 2001, 2000 and 1999, adjusted to eliminate the following: sales and results of InterTAN UK Limited for 1999 and InterTAN Australia Ltd. for all three years; the gain on the sale of InterTAN Australia Ltd. and the loss on sale of InterTAN UK Limited; and the special tax charges relating to the disputes settled with the Canadian and U.S. tax authorities.


                                                                                  Year ended June 30
(U.S. dollars in thousands, exept per share data)                        2001                2000               1999
---------------------------------------------------------------------------------------------------------------------
Net sales and operating revenues as reported
                                                          $ 468,756             $ 484,218          $  500,050
Less sales of former Australian
      and United Kingdom subsidiaries                       (86,403)             (120,055)           (202,736)

                                                          -----------------------------------------------------------
Net sales and operating revenues as adjusted
                                                          $ 382,353             $ 364,163          $  297,314
                                                          ===========================================================

Operating income
                                                          $  41,417             $  44,005          $    3,014

(Gain) loss on sale of former Australian
     and United Kingdom subsidiaries                         (4,101)                    -              35,088

Operating (income) loss of former Australian
     and United Kingdom subsidiaries                             14                (6,777)             10,504)

                                                          -----------------------------------------------------------
Operating income as adjusted
                                                          $  37,330             $  37,228          $   27,598
                                                          ===========================================================

Net income (loss) as reported
                                                          $  23,527             $  25,120          $  (24,645)

(Gain) loss on sale of former Australian
     and United Kingdom subsidiaries                         (4,101)                    -              35,088

Net (income) loss of former Australian
     and United Kingdom subsidiaries                            272                (4,784)             (7,974)


Income taxes on sale of Australian subsidiary
     and other tax adjustments                                1,281                     -               8,039

                                                          -----------------------------------------------------------
Net income as adjusted
                                                          $  20,979             $  20,336          $   10,508
                                                          ===========================================================

Basic net income (loss) per average common share
     as reported
                                                          $    0.84             $    0.85          $    (1.17)
                                                          ===========================================================

Diluted net income (loss) per average common share
     as reported                                          $    0.82             $    0.82          $    (1.17)
                                                          ===========================================================

Basic net income per average common share as adjusted     $    0.75             $    0.69          $     0.50
                                                          ===========================================================

Diluted net income per average common share as adjusted   $    0.73             $    0.67          $     0.46
                                                          ===========================================================

Segment Reporting Disclosures

The Company's business is managed along geographic lines. All references to "Canada", "Australia", "Corporate Headquarters" and "the United Kingdom" refer to the Company's reportable segments, unless otherwise noted. Transactions between operating segments are not common and are not material to the segment information.

Summarized in the table below are the net sales and operating revenues, operating income (loss), and assets for the Company's reportable segments for the fiscal years ended June 30, 2001, 2000, and 1999:

                                                                     Year Ended June 30

    (U.S. dollars in thousands)                    2001                 2000           1999
    ---------------------------------------------------------------------------------------------------------------
    Net sales and operating revenues:

       Canada                                    $ 382,353           $ 364,163     $ 297,314

       Australia                                    86,403 /1/         120,055       105,595

       United Kingdom                                    -                   -        97,141 /3/
   ---------------------------------------------------------------------------------------------------------------
                                                 $ 468,756           $ 484,218     $ 500,050

   ================================================================================================================

    Operating income (loss):

       Canada                                       41,503 /2/          42,526     $  34,046

       Australia                                     4,087 /1/           6,778         7,139

       United Kingdom                                    -                   -       (31,723) /3/

       Corporate Headquarters                       (4,173)             (5,299)       (6,448)

   -----------------------------------------------------------------------------------------------------------------

    Operating income                                41,417              44,005         3,014

    Foreign currency transaction gains (losses)       (353)               (209)          331

    Interest income                                  1,737               2,418         1,535

    Interest expense                                  (873)               (587)       (4,815)

   ----------------------------------------------------------------------------------------------------------------

    Income before income taxes                   $  41,928           $  45,627     $      65

   ===============================================================================================================

    Assets:

       Canada                                    $ 163,016           $ 155,071     $ 136,703

       Australia                                         - /1/          50,245        53,787

       Corporate Headquarters                       52,514               2,760         7,825

   -----------------------------------------------------------------------------------------------------------------

                                                 $ 215,530           $ 208,076     $ 198,315
   ==================================================================================================================

/1/The Company sold its Australian subsidiary as of April 30, 2001 and recognized a gain of $4,101,000. Accordingly, the Company's 2001 operating results in Australia reflect only ten months of operation and the gain on sale. /2/The effects of a weaker Canadian dollar yielded an unfavourable comparison of operating income, measured in US dollars, in Canada for fiscal year 2001 with the prior year. Measured in Canadian dollars, operating income in Canada increased by 50 basis points.
/3/The Company sold its United Kingdom subsidiary in January 1999 and recognized a loss of $35,088,000. Accordingly, the Company's 1999 operating results in the United Kingdom reflect only six months of operation and the loss on sale.

Sales Outlets

The geographic distribution of the Company's sales outlets is summarized in the following table:

                                             Year ended June 30
                                         2001       2000           1999
            -----------------------------------------------------------

            Canada
               Company-operated           473/1/     463/1/          451/1/
               Dealer                     360        350             330
            ------------------------------------------------------------

                                          833        813             781
            ------------------------------------------------------------

            Australia /2/
               Company-operated             -        220             222
               Dealer                       -        110             124
            ------------------------------------------------------------

                                            -        330             346
            ------------------------------------------------------------

            Total
               Company-operated           473        683             673
               Dealer                     360        460             454
            ------------------------------------------------------------

                                          833      1,143           1,127
            ------------------------------------------------------------


/1/In addition, the Company operated 55, 51 and 45 Rogers AT&T stores during fiscal years 2001, 2000 and 1999, respectively.

/2/The Company's Australian subsidiary was sold effective April, 2001. At April 30, 2001, InterTAN Australia Ltd. had 223 company-operated stores and 103 dealers.

The dealers included in the preceding table are independent retail businesses which operate under their own trade names but are permitted, under dealer agreements, to purchase any of the products sold by InterTAN company stores. The dealer agreements contain a license permitting the dealer to designate the consumer electronics department of the dealer's business as a "RadioShack Dealer" or a "Tandy Dealer", as applicable. Sales to dealers accounted for approximately 12% of sales in Canada and Australia during fiscal year 2001 and 11% of sales during fiscal years 2000 and 1999. The decrease in the number of dealers in Australia in fiscal year 2000 was primarily attributable to a program designed to eliminate dealers that were not purchasing product in sufficient quantities to make them profitable to the Company. The Company intends to continue to explore opportunities to expand its dealer base in Canada to produce profitable sales from communities too small to support company-operated stores.

The Company has entered into an agreement in Canada with Rogers to operate Rogers AT&T telecommunications stores on its behalf. At June 30, 2001, 55 stores were in operation. Under the terms of this agreement, Rogers leases the stores and is responsible for fixed costs, including rent and realty taxes. The Company recognizes revenue from the sale of product from these locations and also receives an activation commission from Rogers. The level of commission received is usually lower than for identical product sold from the Company's own stores. This agreement was scheduled to expire on December 31, 2001. In July, 2001, the Company and Rogers announced that the agreement had been renegotiated and extended to December 2006. Since the Rogers AT&T stores are not company-owned, they are not included in the above table.

InterTAN's business is seasonal; sales peak in the November - December holiday selling season. The Company's cash flow requirements are also seasonal since inventories build prior to the holiday selling season. Significant inventory growth for all operations typically begins to build in late summer and peaks in November.

Profit and loss accounts, including sales, are translated from local currency values into U.S. dollars at the monthly average exchange rates. The impact of fluctuations of local country currencies against the U.S. dollar can be significant. During fiscal year 2001, both the Canadian and Australian dollars were weaker on average against the U.S. dollar than they were in fiscal year 2000. As a result, the same local currency amounts translate into fewer U.S. dollars as compared with the prior year. For example, if local currency sales in Canada in fiscal year 2001 were equal to those in fiscal year 2000, the fiscal year 2001 income statement would reflect a 3% decrease in sales when reported in U.S. dollars.

The following table outlines the percentage change in the weighted average exchange rates of the currencies of Canada, Australia and the United Kingdom relative to the U.S. dollar as compared to the prior year.

                                        Year ended June 30
     (percentage change)            2001            2000         1999
     ----------------------------------------------------------------

     Canada                       (3.0)             2.9          (6.5)
     Australia                   (13.7)/1/          0.2          (7.4)
     United Kingdom                  -                -           1.1/2/

     ----------------------------------------------------------------


/1/Represents the weighted average exchange rate for the first ten months of fiscal year 2001 compared to the same period in the prior year.

/2/Represents the weighted average exchange rate for the first six months of fiscal year 1999 compared to the same period in the prior year.

Goods and Services Tax - Australia

Effective July 1, 2000, Australia moved from a wholesale-based sales tax system to a goods and services tax or GST - a system much like a European value added tax.

Under the former wholesale-based sales tax system, the tax was included in the retailer's cost. The rates ranged from nil percent to 22%, depending on the class of the goods. The retailer recovered this tax by factoring it into the selling prices. It is important to note that the wholesale tax was a tax on the retailer not the consumer. However, the consumer ultimately paid through a higher retail price.

This wholesale-based tax was replaced by the GST effective July 1, 2000. Under the GST, instead of the retailer paying a tax on cost, the consumer now pays a tax at the point of sale on the selling price on the goods. The rate is 10% and, with one or two exceptions, applies to all goods and services. For the retailer, this means a reduction in cost of all goods sold, since it no longer pays the sales tax. However, it also means lower revenues, as the government has mandated that this tax saving must be passed on to the consumer, i.e., the retailer cannot increase gross profit dollars as a result of the change.

Management estimates that had the GST been in place during the first ten months of fiscal year 2000, its sales and cost of products sold would have been approximately $8 million lower than the amounts actually reported. Although gross profit dollars would have remained the same, the sales comparison with the prior year, the gross margin percentage, the selling, general and administrative percentage and the operating margin percentage would have all been affected. Management has adjusted the actual percentages used for comparative purposes to what they would have been had there been no wholesale tax in the prior year periods. These adjusted amounts will be used in making comparisons with the current fiscal quarter results, as management believes this to be the most meaningful basis of comparison.

Net Sales and Operating Revenues

Consolidated sales for fiscal year 2001 in U.S. dollars were $468,756,000 compared to $484,218,000 during fiscal year 2000. However, comparisons with the prior year were complicated by three significant factors:

 . This year's sales include results for Australia for only ten months.
 . Weaker currencies in both countries, particularly in Australia.
 . Last year's sales in Australia included the former wholesale sales tax. See
  "Goods and Services Tax - Australia".

When the effects of all three factors are eliminated, consolidated sales, measured at the same exchange rates, increased by 8.4% over the prior year, with comparable store sales increasing by 7.5%.

The following table illustrates the total percentage sales increase (decrease) by segment area as measured in U.S. dollars and local currencies.

                                              U.S. dollars
                                          Year ended June 30
      (percentage change)         2001           2000            1999
      ----------------------------------------------------------------

      Canada                     5.0             22.5           9.8
      Australia                (21.7)/1/         13.7           7.6
      United Kingdom               -                -         (43.7)/2/

      ------------------------------------------------------------------

                                        Local Currencies
                                       Year ended June 30
                                2001            2000         1999
      ------------------------------------------------------------------

      Canada                     8.3             19.0         17.5
      Australia                 (9.3)/1/         13.5         16.1
      United Kingdom              -                 -        (44.3)/2/

      ------------------------------------------------------------------

/1/Results for the Australia segment for fiscal year 2001 only include sales for the first ten months of the year. When fiscal year 2000 sales are adjusted to exclude May and June, 2000, fiscal year 2001 sales increases of 2.4% and 8.4% in U.S. dollars and local currency, respectively, result.
/2/Results for the United Kingdom segment for fiscal year 1999 only include sales for the first six months of the year. When sales for the prior period are adjusted to exclude sales for the January - June period, sales losses of 4.5% and 5.5% in U.S. dollars and local currency, respectively, result.

The following table illustrates the percentage change in comparative company-operated store sales, measured in local currencies/1/.

                                     Year ended June 30
         (percentage change)     2001          2000        1999
         -----------------------------------------------------------

         Canada                   6.9          15.4       18.3
         Australia                9.6/2/       11.5       14.3
         United Kingdom             -             -       13.3/3/

         -----------------------------------------------------------
         Consolidated             7.5/2/       14.4       16.3/3/
         -----------------------------------------------------------

/1/Derived from the accumulation of each store's monthly sales in local currency for those months in which it was open both in the current and preceding year. /2/Includes results for Australia only for the first ten months of the year. /3/Includes results for the United Kingdom only for the first six months of the year.

Sales growth in Canada during fiscal year 2001 was broadly based, with double-digit gains occurring in almost one-half of the Company's major product categories. Sales of Family Radio Service ("FRS") products grew significantly, with an increase in the traditional communications category of over 40%. This product was first introduced late in fiscal year 2000 and is ideally suited to the Company's stores and customer base. The broader and deeper assortment of computer accessories introduced in fiscal year 2000 continued to pay dividends in fiscal year 2001, with a sales increase of over 30%. Management expects that a further broadening of this category as well as other accessories will yield benefits in fiscal year 2002. The final roll out of the Company's Panasonic store-in-store fixture to a further 200 stores was completed during fiscal year 2001, contributing to a sales gain in the audio/video category of over 17%. Unit sales of direct-to-home satellite increased by over 20%. Management believes that expanded programming and enhanced hardware capabilities announced by the carriers will offer opportunities for further growth in this category. Sales of cellular handsets grew by about 13%. Management believes the introduction of new hardware with improved capability and functionality, together with the renewal of the Company's alliance with Rogers, will enable the Company to further grow this product category. While sales of CPUs increased by over 20%, much of this increased activity was of a promotional, clearance nature, at the expense of gross margins.

In Australia, sales growth during fiscal year 2001 was focused on a more narrow range of product categories. Sales of computer accessories increased by over 30% reflecting a much broader product assortment. However, sales of CPUs and monitors declined by 2%, as the PC market was weak in Australia for a significant part of the fiscal year. The significantly weakened Australian dollar made many of the newer innovative machines with accessories such as CD-RW a very high-ticket item and unaffordable to many customers. In addition, the roll out of high-speed Internet access has been very slow in Australia. Accordingly, the demand for faster replacement machines, which high-speed Internet access has created in other markets, was virtually non-existent in Australia, despite managements multiple attempts to encourage infrastructure providers. The addition of two new carriers to the Company's cellular line-up, together with increased focus by our sales management and associates, contributed to significant growth in that category in both prepaid and contracted phones. Importantly, unit sales of contracted phones, which bring in a stream of residual income, increased by over 40%. Sales of audio/video products increased by 14% in response to a product offering with a more branded focus.

There are a number of factors which should be considered in evaluating the overall sales performance in Australia during fiscal year 2001.

 .  The overall retail economy was weak and showed negative growth for part of the year.
 . The introduction of a new warehouse and distribution system may have caused short-term disruption to the replenishment of the Company's stores leading up to the holiday selling season.
 .  The negative influence on consumer confidence of concerns created by the steep decline in the value of the Australian dollar.
 .  Reductions in consumer purchasing power in the post-Olympic period, as many
   Australians used a disproportionate share of discretionary income to purchase expensive Olympic tickets and related items.
 . Uncertainty and morale difficulties attendant to the strategic review process and the necessary involvement of local management in the sales process.

All of these factors may have contributed to the disappointing sales results in Australia, including sales declines in many of the Company's traditionally strong categories, including personal electronics, parts and accessories, batteries, regular telephones, and toys.

Sales growth in Canada during fiscal year 2000 was broadly based, with gains being achieved in most major core categories. Sales of direct-to-home satellite systems increased by over 100%, as the Company became a destination of choice for consumers who wish to buy this popular product. Wireless products continue to be popular with consumers and the Company increased revenues in this category by over 30%. The audio/video category also performed well with a sales increase of over 20%, reflecting in part the rollout of the proven store-in-store Panasonic fixture to 200 company-operated stores. Sales of computer accessories and software increased by over 45% as the Company offered a broader and deeper assortment of these products. Although introduced in the Canadian market too late in the year to have a meaningful impact on sales in the communications category, sales of the newly approved FRS products were very strong in May and June.

Sales growth in Australia was more narrowly focused, with gains concentrated in a few key categories. Fiscal year 2000 saw the roll out of a new strategy for personal computers, with a wider range of models available in more of the Company's stores. This strategy was successful in producing a sales gain in that category of over 100%. Sales of CPUs and monitors were also used to drive the sale of computer accessories, which grew by over 40%. Fiscal year 2000 was a difficult year for cellular in Australia. As the analog system was eliminated at the end of calendar year 1999, many of the late adopters to digital were infrequent users who opted to purchase the cheaper and less profitable prepaid models. Competition intensified in the distribution channel, putting pressure on both pricing and margins.

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

Sales in the United Kingdom segment for the first six months of fiscal year 1999 decreased in local currency by 5.5% compared to the same period in fiscal year 1998. This reduction was more than attributable to the closure of 69 unprofitable stores in the third quarter of fiscal year 1998. Comparable-stores sales increased by 13.3%. However, unlike Canada and Australia, sales growth in the United Kingdom was narrowly focused, with only wireless communications showing meaningful improvement. The Company's subsidiary in the United Kingdom was sold in January 1999. See "Loss on Sale of United Kingdom Subsidiary ".

Gross Profit

Gross profit dollars for fiscal year 2001 were $15,416,000 lower than during fiscal year 2000. Of this reduction, $7,217,000 is explained by the sale of the Company's Australian subsidiary. Included in last year's gross profit were a full twelve months of operation, compared with ten months this year. The balance is more than explained by the effects of weaker foreign currencies. When the effects of the Australian sale and weaker currencies are eliminated, gross profit dollars increased by 1.7%. The increase in gross profit in Canada, measured at the same exchange rate was 3.9%.

The following summarizes the components of the change in gross profit from the prior year:

                                                          Change in
      (U.S. dollars in thousands)                        Gross Profit
      -------------------------------------------------------------------

       Increase in sales                                 $        15,488
       Reduction in the gross margin percentage                  (12,431)
       Foreign currency rate effects                             (11,256)
      ------------------------------------------------------------------
                                                                  (8,199)

       Effect of sale of Australian subsidiary                    (7,217)
      ------------------------------------------------------------------
                                                         $       (15,416)
      ==================================================================


The following table illustrates gross profit as a percentage of sales, by segment:

                                         Year ended June 30
      (as a percentage of sales)     2001            2000       1999
      -------------------------------------------------------------------

      Canada                          40.2           41.9       43.9
      Australia                       39.4/1/        45.8/2/    50.0/2/
      United Kingdom                     -              -       41.2/3/
      -------------------------------------------------------------------
      Consolidated                    40.1           42.8/2/    44.6/2/
      ===================================================================

/1/Represents the gross margin percentage in Australia for the first ten months of fiscal year 2001.
/2/Gross margins for fiscal years 2000 and 1999 have been adjusted to exclude the effects of the former wholesale sales tax in Australia. The combined gross margin percentage for Canada and Australia for 1999, was 45.4%.
/3/Represents the gross margin percentage in the United Kingdom for the first six months of fiscal year 1999.

The reduction in the gross margin percentage in Canada during fiscal year 2001 was split between the effects of a sales mix which continues to shift towards newly introduced, primarily digital, products which carry margins less than the Company's average, and clearance activity, primarily in the computer category, as the Company made room for newer, faster models. Promotional activity to reduce higher than expected post-holiday season inventory placed pressure on margins in the second half of the year. While demands in the marketplace will continue to place pressure on margins, management believes that inventories are now of high quality and appropriate quantity and the need for extra heavy promotional discounting should be substantially alleviated. Management has taken a number of initiatives to reduce the pressure on the gross margin percentage. One of these is the heavier promotion and expansion of the Company's traditional and highly profitable range of accessories. See "Net Sales and Operating Revenues". The Company introduced a new store-specific micro-assortment replenishment program during fiscal year 2001. The inherent algorithms in this system should also contribute positively to margin performance. The goal of this program is to get the right inventory, in the right stores, in appropriate quantities, to capitalize on sales opportunities within each given market, and should contribute to reduced obsolescence and inventory shrink.

In Australia, the effects of the shift in the sales mix towards lower margin, primarily branded and digital products was greater than in Canada because this change in merchandising strategy was in an earlier stage in the rollout process than in Canada. Another factor contributing to the gross margin decline in Australia during fiscal year 2001 was a change in the wireless offering. While the new pricing structure with the carriers preserved gross profit dollars, it did reduce the gross margin percentage significantly. Other contributing factors to the margin decline in Australia included the following:

 . An advertising plan during the holiday selling season which focused on television and emphasized lower margin percentage, higher margin dollar wireless and computer products. Advertising funds were diverted from print media, which can portray the Company's assortment of higher margin products and accessories more effectively.

 . The bundling of accessories with wireless handsets to meet the competitive environment.

 .  More aggressive price positioning on selected products.

 . Soft sales in many traditional higher margin products including parts and accessories, batteries, toys and communications products.

 . A weak Australian dollar, which forced up costs on imported goods. A soft consumer market and the post GST pricing regulations made it difficult to pass many of these increases to the customer.

In Canada and Australia, the gross margin percentages in fiscal years 2000 and 1999 all came under pressure as management pursued a planned strategy of transforming the Company from a niche retailer of primarily private label end products and, parts and accessories into a dynamic retailer of state of the art, high tech and primarily branded products. This strategy impacted the gross margin percentage in four ways:

 .  Gross profit dollars rose significantly during each period.

 . Management embarked on a strategy specifically designed to place the pursuit of incremental gross profit dollars and improvements in operating margin as paramount in importance. Accordingly, the Company developed and implemented strategic alliances with key national and international brands.

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

It has been, and will continue to be, management's policy to pursue opportunities for profitable sales growth, i.e., growth which will yield increases in gross profit dollars that exceed incremental selling, general and administrative expenses. Management believes that a modest reduction in the gross margin percentage in the Canadian segment may continue into fiscal year 2002 as customers continue to demand the latest in digital technology. Consumer reaction to planned marketing campaigns for computers equipped with Intel Pentium 4 technology and Microsoft Windows XP may influence the gross margin percentage. The stronger the results of these campaigns, the greater management expects gross profit dollars to grow, with attendant pressure on consolidated gross margin percentages. However, management believes the incremental gross profit dollars generated by these newly-introduced products will exceed direct selling expenses, thereby increasing operating income. Digital products typically offer lower margins, but are nevertheless profitable products. In addition, while these products initially carry below company average margins, many offer opportunities to generate after-sale compensation in the form of residuals, and sale-based bonuses. During fiscal year 2001, after-sale compensation streams generated approximately $8,300,000 in revenue, about 1.8% of total revenue and improved the gross margin percentage by 1.1 percentage points. Management believes these future revenue streams will partially mitigate the margin decline. In addition, many of these products present opportunities to sell related, and more profitable, parts and accessories.

Selling, General and Administrative Expenses

The following table provides a breakdown of selling, general and administrative expense ("SG&A") by major category:

SG&A Expenses by Category

                                         2001                        2000/1/                     1999/1/
(U.S. dollars in thousands,      Dollars      % of Sales      Dollars     % of Sales      Dollars     % of Sales
     except percents)
-----------------------------------------------------------------------------------------------------------------

Payroll                         $  64,314         13.7         $  68,543      14.4        $ 76,397         15.7
Advertising                        17,201          3.7            19,489       4.1          20,753          4.3
Rent                               25,025          5.3            25,773       5.4          31,457          6.5
Taxes (other than income tax)       9,022          1.9             9,266       2.0          12,283          2.5
Telephone and utlities              4,243          0.9             4,418       0.9           5,220          1.1
Other                              24,463          5.3            25,847       5.5          28,858          5.9

-----------------------------------------------------------------------------------------------------------------
                                $ 144,268         30.8         $ 153,336      32.3        $174,968         36.0
-----------------------------------------------------------------------------------------------------------------


/1/Percentages for fiscal year 2000 and 1999 have been adjusted to remove the effects of the former wholesale sales tax in Australia.

During fiscal year 2001, foreign currency effects and the effects of the sale of the Australian subsidiary more than offset the increase in SG&A expenditures, measured at the same exchange rates. Consequently, SG&A expenses declined during the year by $9,068,000. However, when these two factors are eliminated, SG&A expenses, measured at the same exchange rates, increased by 4.5%.

The following is an analysis of the net decline in SG&A expenses:

(U.S. dollars in thousands)
---------------------------------------------------------------------------
Increase in spending, measured at the same exchange rates        $   6,155
Foreign currency effects                                            (8,754)
--------------------------------------------------------------------------
                                                                    (2,599)
Effects of sale of the Australian subsidiary                        (6,469)
--------------------------------------------------------------------------
                                                                 $  (9,068)
==========================================================================


Payroll increased in both Canada and Australia in support of higher sales. Payroll also increased in Australia to strengthen the management group and also as a result of a charge of $556,000 following the acceleration of the stock options held by senior employees on the sale of that subsidiary. These increases were partially offset by reductions at Corporate Headquarters, including a reduction in the accrual for executive bonuses. In addition there was no expense related to performance-based restricted stock awards as the Company did not meet its operating target. Rent increased in both Canada and Australia as a result of both an increase in the number of stores and regular increases on lease renewals. Net advertising expense declined in both countries due to an increase in vendor advertising support. A further reduction in advertising spending arose in Canada, as a decision was made to cut electronic advertising following the holiday selling season and to use tactical print media as needed.

Following the completion of a strategic review to explore opportunities to enhance shareholder value, which lead to the sale of InterTAN's Australian subsidiary, the Company announced a restructuring plan which will, among other things, result in the consolidation of the Corporate Headquarters with RadioShack Canada and improved operating efficiencies in the Canadian subsidiary. Management anticipates that this action will reduce certain SG&A expenses during fiscal year 2002.

The following table illustrates SG&A expenses as a percentage of sales, by geographic segment area:

    (as a percentage of sales)          2001          2000         1999
    ----------------------------------------------------------------------

     Canada                             28.0           29.0      31.0
     Australia                          37.5/1/        38.7/2/   41.6/2/
     United Kingdom                        -              -      36.9/3/
    ----------------------------------------------------------------------


/1/Based on sales and expenses for the first ten months of fiscal year 2001. /2/Fiscal years 2000 and 1999 percentages have been adjusted based on expenses and sales, as adjusted to eliminate the effects of the wholesale sales tax. /3/Based on sales and SG&A expenses for the first six months of fiscal year 1999.

The reduction in SG&A expenses during fiscal year 2000 is more than explained by the sale of the United Kingdom subsidiary, which had the effect of reducing SG&A expenses by $35,873,000. In U.S. dollars, SG&A expenses in Canada, Australia and Corporate Headquarters increased by $14,241,000. Measured at the same exchange rates, SG&A expenses in these three segments increased by 8.2%. This compares to increases of 17.6% and 11.1% in sales and gross profit dollars, respectively. Payroll increased in both Canada and Australia in support of higher sales and included increases in commissions, bonuses and other performance-based compensation. These increases were partially offset by a reduction in compensation costs at Corporate Headquarters, where expenses in the prior year included costs related to management transition and the relocation of that office to Canada. Rent has increased partially as a result of a net increase in the store count and in part as a result of routine rent review. Advertising exposures increased as the Company increased its media presence, both in terms of flyers and newspaper inserts, and television.

The sale of the former United Kingdom subsidiary also more than explained the reduction in SG&A expenses during fiscal year 1999. When the effects of United Kingdom SG&A expenses are eliminated, Canada, Australia and Corporate Headquarters posted an increase in SG&A expenses, measured at the same exchange rates, of 9.3%, substantially less than the increase in sales and gross profit dollars. As was the case in fiscal year 2000, payroll increased in support of stronger sales and rents increased, primarily as a result of ongoing rent reviews. SG&A expenses also increased as a result of the scheduled increase in the royalty payable to RadioShack U.S.A. from 0.75% to its maximum rate of 1.0%.

Depreciation and Amortization

Depreciation and amortization expense increased during fiscal year 2001 by $354,000. This increase resulted from an increase in capital spending, primarily in Canada, which was partially offset by the effects of the sale of the Australian subsidiary. Capital spending in Canada was primarily on new stores and remodeling and relocating existing stores, and on information systems.

Depreciation and amortization decreased in fiscal year 2000 by $375,000. This reduction is more than explained by the sale of the former United Kingdom subsidiary. Depreciation expense in Canada and Australia increased reflecting additional investment in stores, including remodeling and fixture enhancements. Depreciation and amortization decreased by $1,043,000 during fiscal year 1999, primarily as a result of the sale of the United Kingdom subsidiary and foreign currency effects.

Gain on Sale of Australian Subsidiary

On April 30, 2001, the Company sold its operating Australian subsidiary, InterTAN Australia Ltd. and recorded a gain of $4,101,000. The proceeds, net of selling costs, were approximately $48,000,000 and are subject to adjustment based on the results of an audit of the balance sheet of InterTAN Australia Ltd. as at April 30, 2001 (the "Completion Accounts"). The price will be adjusted downwards by the excess of the net assets as at December 31, 2000 over the net assets as at April 30, 2001. Based on preliminary audit results, management estimates that the price will be adjusted downwards by approximately $2,000,000. This price adjustment has been taken into consideration in determining the gain on disposal as described above.

Under the terms of the sale agreement, the Company has indemnified the purchaser against any inaccuracies in the Completion Accounts. Claims made on any matter, other than taxes, during the first nine months following closing may not exceed A$8,000,000 (approximately $4,000,000). Layered on top of this indemnity is a second two-year indemnity covering tax matters only. This second indemnity has a limit of A$4,000,000 (approximately $2,000,000). While management believes that adequate provision was made in the Completion Accounts for necessary accruals, reserves and allowances, such balances are based on estimates and the actual results could differ from those estimates, subjecting the Company to the indemnification provisions. In addition, the Company has indemnified the purchaser against termination costs with respect to certain employees. The maximum exposure with respect to this matter is approximately A$300,000 (approximately $150,000).

Management estimates that United States federal tax and Australian withholding tax on the sale will be approximately $600,000. United States tax on the gain on sale was minimal because of the utilization of loss carryforwards for which the deferred tax asset had a full valuation allowance. Management believes there are authoritative arguments in support of the position that this transaction is exempt from Australian capital gains tax by virtue of the tax treaty between the United States and Australia, and, accordingly, no Australian tax will be recorded with respect to the sale. However, there can be no assurance that the Australian tax authorities will not challenge this position. If Australian tax were to apply to the gain on sale, the Company would have an additional liability of approximately $7,000,000.

Loss on Sale of United Kingdom Subsidiary

During fiscal year 1999, the Company's Board of Directors approved a plan to sell the Company's investment in InterTAN U.K. Limited for proceeds of $2,582,000, net of estimated selling costs and the Company recorded a loss of $35,088,000. The sale included all assets, liabilities and other obligations of the United Kingdom subsidiary, including approximately $11,600,000 of bank debt outstanding under InterTAN U.K. Limited's portion of the Company's syndicated loan agreement, which was repaid by the purchaser at closing. See Segment Reporting Disclosures, for revenue and operating income (loss) associated with InterTAN U.K. Limited.

In addition, the purchaser assumed the rights to claim tax loss carryforwards and other deferred tax deductions having a potential tax benefit of approximately $28,000,000. To the extent the purchaser is able to utilize all or a portion of these loss carryforwards and other deferred tax deductions, the Company is entitled to cash payments equal to 30% of the tax savings realized by the purchaser (a maximum of approximately $8,400,000). The Company will recognize such proceeds, if any, as received. No amounts have been received to date.

Under the terms of the sale agreement, the Company remains contingently liable as guarantor of certain leases of InterTAN U.K. Limited. At June 30, 2001, the remaining lease obligation assumed by the purchaser and guaranteed by the Company was approximately $19,000,000 and the average remaining life of such leases was approximately five years. If the purchaser were to default on the lease obligations, management believes the Company could reduce the exposure through assignment, subletting and other means. The Company has obtained an indemnity from the purchaser for an amount equal to management's best estimate of the Company's exposure under these guarantees. The amount of this indemnity declines over time as the Company's risk diminishes. At June 30, 2001, the amount of this indemnity was approximately $7,100,000. Costs, if any, resulting from these contingencies will be recorded as incurred, or become probable and estimable.

Foreign Currency Transaction (Gains) Losses

Foreign currency transaction losses of $353,000 and $209,000 occurred during fiscal years 2001 and 2000, respectively. A foreign currency transaction gain of $331,000 occurred during fiscal year 1999. These gains and losses resulted from a variety of factors, including the effect of fluctuating foreign currency values on certain intercompany debt and trade payables denominated in currencies other than the functional currency of the debtor. In fiscal year 1999, the Company's major exposure to foreign currency risks was the Canadian dollar denominated subordinated convertible debentures (the "Debentures") that were designated as a hedge against the Company's net investment in its Canadian subsidiary. Foreign exchange gains and losses on the Debentures for fiscal year 1999 are included in other comprehensive income. As at June 30, 1999, all of the Debentures had been converted into the Company's common stock.

Interest Income and Expense

Interest income was $1,737,000, $2,418,000, and $1,535,000 during fiscal years 2001, 2000, and 1999, respectively. The reduction in interest income during fiscal year 2001 resulted from a reduction in the Company's cash resources as a result of the stock repurchase program completed during the first quarter. The effects of this decline in cash on interest income were partially offset by proceeds received in the sale of the

Australian subsidiary during the fourth quarter. Declining interest rates were also a factor in the reduction in interest income. Management anticipates a further reduction in interest income during fiscal year 2002 as a result of the recently announced additional stock repurchase program, the payment of income taxes following the settlement of outstanding issues with the Canadian and United States authorities, the effects of the sale of the Australian subsidiary and further interest rate reductions. See "Liquidity and Capital Resources".

The increases in interest income during fiscal years 2000 and 1999 were reflective of the Company's improved cash position during these years and, to a lesser extent, higher interest rates in fiscal year 2000.

Interest expense during fiscal year 2001 increased by $286,000. This increase resulted from third party borrowings to finance the build up of inventories for the holiday selling season. Management believes that such borrowings will be significantly reduced during fiscal year 2002, with an attendant reduction in interest expense.

Interest expense during fiscal year 2000 declined by $4,228,000. This reduction reflected the conversion of the Debentures as well as reduced borrowing costs following the sale of the former United Kingdom subsidiary. These two factors also contributed to a reduction in the interest expense of $1,821,000 during fiscal year 1999. Another factor contributing to the fiscal year 1999 reduction was the repayment of a note payable to RadioShack U.S.A.

Income Taxes

The provision for income taxes in fiscal years 2001, 2000 and 1999 includes provisions for Canadian and Australian taxes on profits earned in those countries, although no provision for Australian taxes was made during fiscal year 2001, because the Australian subsidiary had a pre-tax loss through the date of its sale. As discussed more fully below, the fiscal year 2001 provision included a special charge of $700,000 related to the settlement of outstanding issues with the Canadian and United States authorities as well as a provision of $581,000 relating to the sale of the Australian subsidiary. See "Gain on Sale of Australian Subsidiary". During fiscal year 1999, a special charge of $8,039,000 had been taken with respect to the settlement of some older issues with the Canadian tax authorities. When these special tax charges are removed from the provision for taxes and the gain (loss) on the disposal of the Australian and United Kingdom subsidiaries are removed from income, effective tax rates for fiscal years 2001, 2000 and 1999 of 45.3%, 44.9% and 47.4% result. The fiscal year 1999 rate was higher as a result of interest paid on the Debentures for which no tax deduction was available.

During fiscal year 1999, the Company reached an agreement with the Canadian tax authorities relating to the settlement of a dispute regarding the 1990 to 1993 taxation years resulting in a charge of $8,039,000. While the amount in dispute has been agreed and a settlement agreement has been executed, the Company has not yet been fully reassessed and, accordingly, this amount has not been paid. Management estimates the remaining payment relating to these issues to be approximately $11,000,000.

Late in fiscal year 2001, the Company reached an agreement with both the Canadian and United States tax authorities, settling substantially all of its remaining outstanding tax issues and recorded an additional provision of $700,000. Although agreement in principle has been reached on these issues, final statements summarizing amounts owing have not been received from either government. Because of the age of these issues and the terms of the settlements, there are complex interest computations to be made. Accordingly, it is not practical for management to determine with precision the exact liability associated with these matters. Management estimates that the liability to settle all outstanding tax issues, including the matter described immediately above, is in the range of $23 million to $26 million. Management further believes that it has a provision recorded sufficient to pay the estimated liability resulting from these issues; however, the amount ultimately paid could differ from management's estimate.

The Company has one remaining issue in dispute with the Internal Revenue Service ("IRS") in the United States. The Company disagrees with the position of the IRS on this issue and, on the advice of legal counsel, believes it has meritorious arguments in its defence and is in the process of vigorously defending its position. It is management's determination that no additional provision need be recorded for this matter. However, should the IRS prevail in its position, the Company could potentially have an additional maximum liability $1,700,000.

Earnings per Share

Basic earnings per share ("EPS") is calculated by dividing the net income or loss by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted.

With the conversion of the Debentures during fiscal year 1999, the Company's only remaining dilutive instruments are the options to purchase common stock held by the Company's directors and employees. At June 30, 2001, the Company's directors and employees held options to purchase 1,532,445 common shares at prices ranging from $2.48 to $14.75 per share. During quarters one through four of fiscal year 2001, all but 750; 248,402; 248,402 and 750 of such options were included in the computation of diluted earnings per common share. These options were excluded because the option exercise price was greater than the average market price of the common stock during the particular quarter. The dilutive effect of the various options held by the Company's directors and employees in future periods will depend on the average market price of the Company's common stock during such periods.

New Accounting Standards

In December, 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance in the recognition, presentation and disclosure of revenue in financial statements. The Company adopted SAB 101 effective March 1, 2001. The adoption of SAB 101 did not have a material effect on the Company's consolidated financial statements.

Effective July 1, 2000, the Company adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities". This new accounting standard provides new rules for accounting for derivative instruments. With the exception of occasional transactions to hedge U.S. dollar denominated purchase commitments, the Company is not engaged in the extensive use of derivative instruments. Upon adoption, FAS 133 did not have a material effect on the Company's financial statements.

Liquidity and Capital Resources

Cash flow from operating activities generated $18,821,000 in cash during fiscal year 2001. Net income, adjusted for non-cash items, generated $27,190,000 in cash, while working capital requirements consumed $8,369,000 in cash. Accounts receivable increased as a result of increases in amounts due from vendors under various commission and rebate arrangements. Income tax payments also exceeded the current year's provision as a result of the partial payment of one of the disputes settled with the Canadian tax authorities and changing instalment requirements.

Operating activities generated $22,347,000 in cash during fiscal year 2000. Net income, adjusted for non-cash items, generated $33,641,000 in cash. Increased inventory levels in support of higher sales consumed $14,429,000 in cash; however, the effects of this increase were partially offset by an increase in accounts payable. Accounts receivable increased by $1,739,000, reflecting the fact that a greater portion of the Company's revenue comes from vendors in the form of wireless activation income, residuals and volume rebates. The payment of income taxes, consumed $8,865,000 in cash, primarily because the final payment of fiscal year 1999 taxes exceeded instalments paid during the year. Operating activities generated $25,901,000 in cash during fiscal year 1999. Net income, adjusted for non-cash items, generated $14,136,000 in cash. Increased inventory levels consumed $11,050,000 in cash. Increased sales, in particular of wireless products, as well as increased vendor advertising support also contributed to an increase in accounts receivable of $7,096,000. The deferral of tax instalments preserved $17,829,000 in cash as final fiscal 1999 tax payments were not due until after year-end.

Investing activities generated $36,608,000 in cash during fiscal year 2001. The sale of the Company's Australian subsidiary generated $47,735,000 in cash while investments in property and equipment, primarily in Canada, consumed $12,891,000 in cash. Canadian capital spending related primarily to new stores, the relocation or refitting of existing stores and improvement of the Company's information systems.

Investing activities consumed $9,256,000 in cash during fiscal year 2000, primarily related to capital expenditures in the Canadian and Australian segments. The level of expenditures was higher than in fiscal year 1999, as the Company accelerated the pace at which stores are remodeled or refitted to a new format in both Canada and Australia and invested in additional information systems, in particular in Australia. Investing activities consumed $17,140,000 in cash during fiscal year 1999. Capital expenditures, primarily on store fixtures and office equipment, required $7,310,000 in cash. In addition, the sale of the Company's former subsidiary in the United Kingdom consumed $10,971,000 in cash, representing the cash balances of that company at the time of sale less the net proceeds of disposition. However, the subsidiary also had approximately $11,600,000 of short-term bank debt, which was assumed and repaid by the purchaser.

Cash flows from financing activities consumed $12,546,000 in cash during fiscal year 2001. During fiscal year 2000, the Company's Board of Directors announced two share repurchase programs under which management was authorized, in the aggregate, to purchase up to 3,000,000 shares of the Company's common stock. These programs were completed during fiscal year 2001, with 1,214,800 shares acquired at an aggregate cost of $15,529,000. The effects of this cash outflow were partially offset by proceeds from the issuance of common stock to employee plans and from the exercise of stock options by employees.

Cash flows from financing activities consumed $15,019,000 in cash during fiscal year 2000, mainly as a result of repurchases of common stock at an aggregate cost of $18,700,000. This cash outflow was partially offset by proceeds from the issuance of common stock to employee plans and from the exercise of stock options. Cash flow from financing activities generated $5,084,000 in cash during fiscal year 1999. Short-term bank borrowings in the United Kingdom prior to its sale resulted in a cash inflow of $2,448,000. Proceeds from the issuance of stock under the Company's stock purchase plan and from the exercise of stock options by employees generated $1,890,000 and $746,000, respectively, in additional cash.

The Company's principal sources of liquidity are its cash and short-term investments, its cash flow from operations and its banking facilities.

In December, 1997, the Company entered into a three-year revolving credit facility, currently in an amount not to exceed C$67,000,000 (approximately $44,200,000 at June 30, 2001 exchange rates). This facility was to have matured on December 22, 2000, but was extended to March 22, 2001 and, subsequently to May 4, 2001.

On May 4, 2001, InterTAN Canada Ltd. and InterTAN, Inc. entered into a new two-year revolving credit facility (the "Revolving Loan Agreement") with the previous lender in an amount not to exceed C$75,000,000

(approximately $49,500,000 at June 30, 2001 exchange rates). The Revolving Loan Agreement matures March 22, 2003. The amount of credit actually available at any particular time is dependent on a variety of factors, including the level of eligible inventories and accounts receivable of InterTAN Canada Ltd. The amount of available credit is then reduced by the amount of trade accounts payable then outstanding as well as certain other reserves. A loan origination fee of C$37,500 (approximately $25,000 at June 30, 2001 exchange rates) was payable on closing. A further payment of C$37,500 is required on March 22, 2002. Borrowing rates under the facility range from prime to prime plus 0.75% based on the Company's quarterly performance against predetermined EBITDA to fixed charge ratios. Using the same criteria, the Company may borrow at bankers' acceptance and LIBOR rates plus from 0.75% to 2.0%. Letters of credit will be charged at rates ranging from 0.75% per annum to 2.0% per annum, using the same performance criteria. In addition, a standby fee of 0.65% is payable on the unused portion of the credit facility. The Revolving Loan Agreement is collateralized by a first priority lien over all of the assets of InterTAN Canada Ltd. and is guaranteed by InterTAN, Inc. This facility will be used primarily to finance seasonal inventory build up and, from time to time, to provide letters of credit in support of purchase orders. At June 30, 2001, there were no borrowings against the Revolving Loan Agreement, nor was any amount committed in support of letters of credit. There was C$49,038,663 ($32,375,000 at June 30, 2001 exchange rates) of credit available for use at June 30, 2001 under this facility.

Under the terms of the Company's Merchandise Agreement with RadioShack U.S.A., purchase orders with Far Eastern suppliers must be supported, based on a formula set out in the Merchandise Agreement, by letters of credit issued by banks on behalf of InterTAN, by a surety bond, or backed by cash deposits. The Company has secured surety bond coverage from a major insurer (the "Bond") in an amount not to exceed $12,000,000. The amount of the Bond may be reduced to $10,000,000 during fiscal year 2002. Use of the Bond gives the Company greater flexibility in placing orders with Far Eastern suppliers by releasing a portion of the credit available under the Revolving Loan Agreement for other purposes.

The Company's Australian subsidiary had entered into a credit agreement with an Australian bank. This agreement established a credit facility in the amount of A$12,000,000 (approximately $6,100,000 at June 30, 2001 exchange rates). This facility was cancelled on the closing of the sale of InterTAN Australia Ltd.

The Company's primary uses of liquidity during fiscal year 2002 will include the funding of capital expenditures, the build up of inventories for the 2001 holiday selling season, funding the repurchase of common stock and payments in settlement of tax issues. Management estimates that capital expenditures in Canada during fiscal 2002 will approximate $14,000,000. These expenditures relate primarily to investments in store assets, including new stores, renovating and relocating existing stores and store fixtures and equipment, improvements to the Company's distribution center and enhancements to management information systems. In August 2001, the Company's Board of Directors announced a share repurchase plan under which management was authorized, from time to time and subject to regulatory approval, to repurchase up to 2,800,000 of the Company's shares, approximately 10% of the shares outstanding at June 30, 2001. While purchases under this program will depend on market conditions, management estimates that the program could require between $22,000,000 and $34,000,000 in cash during fiscal 2002. Late in fiscal year 2001, the Company reached agreements with both the Canadian and United States tax authorities, settling certain outstanding tax issues. See "Income Tax". Management estimates that during fiscal year 2002 payments flowing from these settlements, together with other matters previously agreed, will be approximately $23,000,000 to $26,000,000. Depending on the timing of the tax reassessments and the stock repurchase plan described above, some bank borrowings may be required to finance the seasonal build up of inventories.

Management believes that the Company's cash and short-term investments on hand and its cash flow from operations combined with its banking facilities and the Bond will provide the Company with sufficient liquidity to meet its planned requirements through fiscal year 2002.

Item 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of market risks arising primarily from the impact of changes in interest rates on its short-term credit facilities and from the impact of foreign currency fluctuations as they relate to its investment, debt and activities in Canada.

Foreign currency fluctuations

The Company's activities are carried on in Canada and, previously, Australia. The Company is exposed to foreign currency risks in three broad areas:

        .  Its inventory purchases.
        .  Translation of its financial results.
        .  Its net investment in Canada.

During fiscal year 2001, RadioShack Canada purchased approximately 13% of its inventories in the Far East. These purchases are made in U.S. dollars and, under the terms of its agreement with its suppliers, payment must be made at the time of shipment. Accordingly, there is risk that the value of the Canadian dollar could fluctuate relative to the U.S. dollar from the time the goods are ordered until shipment is made.

Management monitors the foreign exchange risk associated with its U.S. dollar open orders on a regular basis by reviewing the amount of such open orders, exchange rates, including forecasts from major financial institutions, local news and other economic factors. Based on this input, management decides whether or not to lock in the cost of a portion of those orders in advance of delivery by purchasing U.S. dollars or forward exchange rate contracts to be settled on or near the estimated date of inventory delivery.

The table below shows the amount of open orders at June 30, 2001 and 2000, and foreign exchange contracts and U.S. dollars on hand at June 30, 2001 and 2000 and which had been designated as a hedge against such open orders, and the financial impact which would result if the local currencies were to decline in value by 10% relative to the U.S. dollar from June 30, 2001 and 2000 to the date of delivery. Open orders at June 30, 2000, include orders of the Company's former subsidiary in Australia.

            (U.S. dollars in thousands)                                  June 30, 2001   June 30, 2000
            -------------------------------------------------------------------------------------------
            Open orders                                                    $  12,247       $  23,398

            ------------------------------------------------------------------------------------------
            Impact of a 10% decline in local currency values               $   1,225       $   2,340

            ------------------------------------------------------------------------------------------
            Foreign exchange contracts and U.S. dollars on hand            $  10,425       $   2,000

            ------------------------------------------------------------------------------------------
            Impact of a 10% decline in local currency values               $  (1,043)      $    (200)

            ------------------------------------------------------------------------------------------
            Net impact of a 10% decline in local currency values           $     182       $   2,140

            ------------------------------------------------------------------------------------------


The incremental cost of such a decline in currency values, if incurred, would be reflected in higher cost of sales in future periods. In these circumstances, management would take product-pricing action, where appropriate.

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

The following table shows the combined sales and operating income (loss) for fiscal years 2001 and 2000 of RadioShack Canada and the Company's Corporate Headquarters and the effect that a 10% decline in local currency values would have had on those results. The effects of the Company's former subsidiary in Australia, including the gain on its disposal, have been excluded.

                                       Year ended June 30, 2001         Year ended June 30, 2000
===================================================================================================
                                                      Effect of a                      Effect of a
                                                      10% Decline                      10% Decline
                                                      in Currency                      in Currency
(U.S. dollars, in thousands)         As Reported        Values        As Reported        Values
---------------------------------------------------------------------------------------------------
Sales

Canada                                $ 382,353       $ (38,235)       $ 364,163       $ (36,416)
---------------------------------------------------------------------------------------------------
                                      $ 382,353       $ (38,235)       $ 364,163       $ (36,416)
===================================================================================================
Operating Income

Canada                                $  41,503       $  (4,150)       $  42,526       $  (4,253)

Corporate Expenses                       (4,173)             77/1/        (5,299)             91/1/
---------------------------------------------------------------------------------------------------
                                      $  37,330       $  (4,073)       $  37,227       $  (4,162)
===================================================================================================


/1/ Approximately $772,000 and $910,000 of the Company's corporate expenses were paid in Canadian dollars, during fiscal years 2001 and 2000, respectively.


Net investment in foreign jurisdictions

The Company's net investment in Canada is recorded in U.S. dollars at the respective period-end rates. Changes in these rates will have a direct effect on the carrying value of this investment. The cumulative effect of such currency fluctuations is recorded in stockholders' equity in accumulated other comprehensive income (loss). The Company currently has no plans to hedge its investment in Canada.

The following table shows the Company's net investment in Canada and is expressed in U.S. dollars at June 30, 2001 and 2000. The table also shows the effect on this amount if the Canadian dollar were to lose 10% of its value against the U.S. dollar:

                       June 30, 2001                    June 30, 2000
================================================================================
                                Effect of a 10%                  Effect of a 10%
                                  Decline in                       Decline in
                                   Currency                         Currency
                Net Investment      Values       Net Investment      Values
--------------------------------------------------------------------------------

Canada             $ 97,395       $ (9,740)         $ 86,824        $ (8,682)
================================================================================

Short-term interest rates

The Company's credit facilities include a syndicated banking facility in Canada and, previously, a separate facility in Australia. These banking arrangements, which are used primarily to finance inventory purchases, provide for interest on any short-term borrowings at rates determined with reference to the local "prime" or "base rates". These rates are, therefore, subject to change for a variety of reasons that are beyond the Company's control. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" which is incorporated herein by reference.

In fiscal year 2001, the Company borrowed under its Canadian facility during the months of October, November and December. Borrowings during those months averaged approximately $22,000,000 and interest paid on such advances was approximately $421,000. Interest on these Canadian borrowings was payable at the Canadian prime rate plus 1%. Had the Canadian prime rate been 10% higher, management estimates that interest expense for the year would have increased by approximately $42,000. The Company's Australian subsidiary did not borrow during fiscal year 2001. Neither the Canadian nor the Australian subsidiary incurred any borrowings during fiscal year 2000.

It has not been the Company's policy to hedge against the risk presented by possible fluctuations in short-term interest rates.

Item 8    FINANCIAL STATEMENTS


Report of Independent Accountants

To the Board of Directors and Stockholders of InterTAN, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of InterTAN, Inc. and its subsidiaries at June 30, 2001, and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with generally accepted accounting principles in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP


Toronto, Canada
August 13, 2001

Consolidated Statements of Operations

                                                                                       Year ended June 30
      (In thousands, in U.S. dollars, except per share data)                   2001           2000            1999
      =================================================================================================================
      Net sales and operating revenues                                     $   468,756     $  484,218     $   500,050
      Other income                                                                 138            125             266
      -----------------------------------------------------------------------------------------------------------------
                                                                               468,894        484,343         500,316

      Operating costs and expenses:
         Cost of products sold                                                 280,953        280,999         280,868
         Selling, general and administrative expenses                          144,268        153,336         174,968
         Depreciation and amortization                                           6,357          6,003           6,378
         (Gain) loss on disposal of subsidiary companies                        (4,101)             -          35,088
      -----------------------------------------------------------------------------------------------------------------
                                                                               427,477        440,338         497,302
      -----------------------------------------------------------------------------------------------------------------

      Operating income                                                          41,417         44,005           3,014

      Foreign currency transaction gains (losses)                                 (353)          (209)            331
      Interest income                                                            1,737          2,418           1,535
      Interest expense                                                            (873)          (587)         (4,815)
      -----------------------------------------------------------------------------------------------------------------

      Income before income taxes                                                41,928         45,627              65
      Income taxes                                                              18,401         20,507          24,710
      -----------------------------------------------------------------------------------------------------------------

      Net income (loss)                                                    $    23,527     $   25,120     $   (24,645)
      =================================================================================================================

      Basic net income (loss) per average common share                     $      0.84     $     0.85     $     (1.17)
      Diluted net income (loss) per average common share                   $      0.82     $     0.82     $     (1.17)
      -----------------------------------------------------------------------------------------------------------------

      Average common shares outstanding                                         27,937         29,658          21,026
      Average common shares outstanding assuming dilution                       28,664         30,501          21,026
      ================================================================================================================

      The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets                                                       June 30           June 30
(In thousands, in U.S. dollars, except share amounts)                               2001             2000
=============================================================================================================
Assets
Current Assets
    Cash and short-term investments                                              $   86,233       $   44,750
    Accounts receivable, less allowance for doubtful accounts                        12,598           12,803
    Inventories                                                                      90,394          121,894
    Other current assets                                                              1,151            1,235
    Deferred income taxes                                                             2,290            2,295
-------------------------------------------------------------------------------------------------------------
      Total current assets                                                          192,666          182,977

Property and equipment, less accumulated depreciation and amortization               19,817           22,587
Other assets                                                                             16               29
Deferred income taxes                                                                 3,031            2,483
-------------------------------------------------------------------------------------------------------------
Total Assets                                                                     $  215,530       $  208,076
=============================================================================================================

Liabilities  and Stockholders' Equity
Current Liabilities
    Accounts payable                                                             $   20,034       $   26,174
    Accrued expenses                                                                 13,650           16,821
    Income taxes payable                                                             24,913           30,137
    Deferred service contract revenue - current portion                               5,507            5,383
-------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                      64,104           78,515

Deferred service contract revenue - non current portion                               4,599            4,735
Other liabilities                                                                     2,518            6,050
-------------------------------------------------------------------------------------------------------------
      Total liabilities                                                              71,221           89,300
=============================================================================================================

Stockholders' Equity
Preferred stock, no par value, 1,000,000 shares authorized,
    none issued or outstanding                                                            -                -
Common stock, $1 par value, 40,000,000 shares authorized,
    31,225,048 and 30,498,135, respectively, issued                                  31,225           30,498
Additional paid-in capital                                                          151,744          146,214
Common stock in treasury, at cost, 3,101,818 and 1,789,815 shares,
    respectively                                                                    (35,405)         (18,700)
Retained earnings (deficit)                                                          13,752           (9,775)
Accumulated other comprehensive loss                                                (17,007)         (29,461)
-------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                      144,309          118,776
=============================================================================================================

    Commitments and contingencies (See notes 2, 3, 11 and 12)
Total Liabilities and Stockholders' Equity                                       $  215,530       $  208,076
=============================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity

                                                                                        Additional
                                                               Common Stock              Paid-in             Treasury Stock
(In thousands, in U.S. dollars)                           Shares         Amount          Capital         Shares        Amount
==================================================================================================================================
Balance at June 30, 1998                                      18,711        $ 18,711        $ 109,743                $
Comprehensive loss:
    Net loss
    Foreign currency translation adjustments
Comprehensive loss

Issuance of common stock to employee plans                       792             792            2,428
Issuance of common stock under
    stock option plans                                           153             153              593
Conversion of subordinated debentures
    to common stock                                           10,119          10,119           28,155
Stock-based compensation                                           8               8              207
----------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1999                                      29,783          29,783          141,126
Comprehensive income:
    Net income
    Foreign currency translation adjustments
Comprehensive income
Issuance of common stock to employee plans                       264             264            3,140
Issuance of common stock under
    stock option plans                                           451             451            1,352
Stock-based compensation                                                                          596
Purchase of treasury stock                                                                                   (1,790)      (18,700)
----------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2000                                      30,498          30,498          146,214        (1,790)      (18,700)
Comprehensive income:
    Net income
    Foreign currency translation adjustments
Comprehensive income
Issuance of common stock to employee plans                       281             281            3,079
Issuance of common stock under
    stock option plans                                           446             446            1,858
Stock-based compensation                                                                          593            18           178
Purchase of treasury stock                                                                                   (1,330)      (16,883)
==================================================================================================================================

Balance at June 30, 2001                                      31,225        $ 31,225        $ 151,744        (3,102) $    (35,405)
==================================================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                                                                                            Accumulated
                                                            Retained                           Other
                                                            Earnings      Comprehensive    Comprehensive
(In thousands, in U.S. dollars)                             (Deficit)     Income (Loss)         Loss           Total
--------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                                      $ (10,250)                         $ (32,214)     $  85,990
Comprehensive loss:
    Net loss                                                    (24,645)        $ (24,645)                        (24,645)
    Foreign currency translation adjustments                                        6,960            6,960          6,960
                                                                        ------------------
Comprehensive loss                                                              $ (17,685)
                                                                        ==================
Issuance of common stock to employee plans                                                                          3,220
Issuance of common stock under
    stock option plans                                                                                                746
Conversion of subordinated debentures
    to common stock                                                                                                38,274
Stock-based compensation                                                                                              215
--------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1999                                        (34,895)                           (25,254)       110,760
Comprehensive Income
    Net income                                                   25,120         $  25,120                          25,120
    Foreign currency translation adjustments                                       (4,207)          (4,207)        (4,207)
                                                                        ------------------
Comprehensive income                                                            $  20,913
                                                                        ==================
Issuance of common stock to employee plans                                                                          3,404
Issuance of common stock under
    stock option plans                                                                                              1,803
Stock-based compensation                                                                                              596
Purchase of treasury stock                                                                                        (18,700)
--------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2000                                         (9,775)                           (29,461)       118,776
Comprehensive Income
    Net income                                                   23,527         $  23,527                          23,527
    Foreign currency translation adjustments                                       12,454           12,454         12,454
                                                                        ------------------
Comprehensive income                                                            $  35,981
                                                                        ==================
Issuance of common stock to employee plans                                                                          3,360
Issuance of common stock under
    stock option plans                                                                                              2,304
Stock-based compensation                                                                                              771
Purchase of treasury stock                                                                                        (16,883)

==========================================================================================================================
Balance at June 30, 2001                                       $ 13,752                          $ (17,007)     $ 144,309
==========================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

                                                                                             Year ended June 30
(In thousands, in U.S. dollars)                                                   2001             2000               1999
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                                                $ 23,527         $   25,120        $  (24,645)
    Adjustments to reconcile net income (loss) to cash
        provided by operating activities:
          Depreciation and amortization                                             6,357              6,003             6,378
          Deferred income taxes                                                      (801)               336            (4,822)
          (Gain) loss on disposition of subsidiary companies                       (4,101)                 -            35,088
          Stock-based compensation                                                  2,097              2,123             1,418
          Other                                                                       111                 59               719

Cash provided by (used in) assets and liabilities:
    Accounts receivable                                                            (1,954)            (1,739)           (7,096)
    Inventories                                                                       203            (14,429)          (11,050)
    Other current assets                                                             (630)               371              (903)
    Accounts payable                                                               (1,601)            11,101            10,875
    Accrued expenses                                                                  346                645               124
    Income taxes payable                                                           (4,721)            (8,865)           17,829
    Deferred service contract revenue                                                 (12)             1,622             1,986
--------------------------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                              18,821             22,347            25,901
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property and equipment                                               (12,891)            (9,691)           (7,310)
Proceeds from sales of property and equipment                                         435                140               167
Effect of sale of subsidiary companies on cash                                     47,735                  -           (10,971)
Other investing activities                                                          1,329                295               974
--------------------------------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) investing activities                    36,608             (9,256)          (17,140)
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Changes in short-term borrowings, net                                                   -                  -             2,448
Proceeds from issuance of common stock to employee plans                            2,033              1,923             1,890
Proceeds from exercise of stock options                                               950              1,803               746
Purchase of treasury stock                                                        (15,529)           (18,700)                -
Cash paid for fractional shares on stock split                                          -                (45)                -
--------------------------------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) financing activities                   (12,546)           (15,019)            5,084
--------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                            (1,400)              (725)              747
--------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and short-term investments                         41,483             (2,653)           14,592
Cash and short-term investments, beginning of year                                 44,750             47,403            32,811
--------------------------------------------------------------------------------------------------------------------------------
Cash and short-term investments, end of year                                     $ 86,233         $   44,750        $   47,403
================================================================================================================================
Supplemental disclosure of cash flow information
Cash paid during the year for:
   Interest                                                                      $    752         $      356        $    4,568
   Income taxes                                                                  $ 23,858         $   28,799        $   12,356
================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Note 1    Description of Business and Summary of Significant Accounting Policies

Description of Business and Principles of Consolidation
InterTAN, Inc. (the "Company" or "InterTAN") is engaged in the sale of consumer electronics products primarily through company-operated retail stores and dealer outlets in Canada. The Company's retail operations are conducted through its wholly-owned subsidiary, InterTAN Canada Ltd., which operates in Canada under the trade name "RadioShack". The Company previously also had retail and dealer outlets in both Australia and the United Kingdom. These operations were conducted through two wholly-owned subsidiaries, InterTAN Australia Ltd. and InterTAN U.K. Limited, each of which operated under the "Tandy" name. The Australian and United Kingdom subsidiaries were sold effective April 2001 and January 1999, respectively. See Notes 2 and 3 to the consolidated financial statements. The "RadioShack" and "Tandy" trade names are used under license from RadioShack Corporation ("RadioShack U.S.A."). In addition, the Company has entered into an agreement in Canada with Rogers Wireless Inc. ("Rogers") to operate telecommunications stores ("Rogers AT&T stores") on its behalf. At June 30, 2001, 55 Rogers AT&T stores were in operation. The consolidated financial statements include the accounts of the Company, its Canadian subsidiary and its former subsidiaries in Australia and the United Kingdom. All material intercompany transactions, balances and profits have been eliminated. The Company's fiscal year ends June 30.

Cash and Short-term Investments
Cash in stores, deposits in banks and short-term investments with original maturities of three months or less are considered as cash and cash equivalents. Cash equivalents are carried at cost, which approximates fair market value.

Accounts Receivable and Allowance for Doubtful Accounts
Concentrations of credit risk with respect to customer receivables are limited due to the large number of customers comprising the Company's customer base and their location in many different geographic areas of the countries. However, the Company does have some concentration of credit risk in the wireless telephone and direct-to-home satellite services industries due to increased sales and outstanding balances as of June 30, 2001 from these service providers. An allowance for doubtful accounts is provided when accounts are determined to be uncollectible.

Inventories
Inventories are comprised primarily of finished merchandise and are stated at the lower of cost, based on the average cost method, or market value.

Capitalized Software Costs
The direct costs of certain internally developed software are capitalized and amortized over the estimated useful life of the software.

Property and Equipment
Property and equipment are recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are 40 years for buildings and range from three to eight years for equipment, furniture and fixtures. Leasehold improvements are amortized over the life of the lease or the useful life of the asset, whichever is shorter.

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

Net Sales and Operating Revenues
Net sales and operating revenues include items related to normal business operations, including service contract revenue, cellular and satellite activation income, residual income, and sales-based volume rebates. Retail sales are recorded at the time of the sale to the customer. Service contract revenue, net of direct selling expenses, is recognized over the life of the contract. Activation income is commission revenue which is recognized as income when the product is sold, with an appropriate provision for contract cancellations. Residual income is participation income from suppliers, based on the continued use of products by customers. Residual income is recognized monthly, based on the contractual percentage of each customer's monthly bill. Sales-based volume rebates are additional commission revenue which is recognized when service contract thresholds are achieved, either on a quarterly or on an annual basis.

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

Comprehensive Income (Loss)
Comprehensive income is defined as the change in stockholders' equity during a period except those changes resulting from investments by owners and distributions to owners. For the Company, the components of comprehensive income
(loss) include net income or loss and the effects of exchange rate changes on net assets located outside the United States (foreign currency translation adjustments). For fiscal years 2001, 2000 and 1999, foreign currency translation gains (losses) were $12,454,000, $(4,207,000) and $6,960,000, respectively. The fiscal year 2001 and 1999 amounts include adjustments of $18,225,000 and $4,087,000 related to the reclassification of accumulated foreign currency translation losses to net gain or loss on the sale of the Australian and United Kingdom subsidiaries, respectively.

Contract Management
At June 30, 2001, the Company had 473 company-operated stores in Canada, of which 34 were operated under "contract management" arrangements. Under the typical contract management arrangement, the store manager is not employed by the Company, but is under contract to operate the store on its behalf. The Company selects and supplies the store location (including lease payments and other fixed location charges) and also supplies leasehold improvements, fixtures and store inventory. The Company is also committed to provide supporting services, including advertising and training. The contract manager is responsible for the labor and overhead necessary to operate the store. The contract manager is also required to provide a cash deposit. In return for the service of operating the store, the contract manager receives compensation equal to approximately one-half of the store's gross profit. The contract manager program was used much more extensively in the Company's former subsidiary in Australia. At April 30, 2001, the effective date of sale of that subsidiary, the Company had

223 company-operated stores in Australia, of which 148 were operated under contract management arrangements.

The revenue, as well as the expenses paid by the Company, related to contract management stores are included in the consolidated statements of operations. The contract manager's compensation is included in selling, general and administrative expenses. Contract manager's deposits are included in the "Other liabilities" section of the consolidated balance sheets and amounted to $814,000 and $4,675,000 at June 30, 2001 and June 30, 2000, respectively.

Capitalized Financing Costs
Costs incurred in connection with the issuance of debt and renewal fees are capitalized and are amortized over the term of the respective debt. Amortization of these costs, which include underwriting, bank, legal and accounting fees, for fiscal years 2001, 2000 and 1999 was $129,000, $251,000 and $770,000,
respectively. Unamortized balances at June 30, 2001 and June 30, 2000 were $23,000 and $90,000, respectively.

Advertising Costs
Advertising costs are recorded net of vendor contributions and are expensed the first time the related advertising occurs. During fiscal years 2001, 2000 and 1999, advertising expense was $17,203,000, $19,489,000 and $20,753,000, respectively.

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

InterTAN generally considers the earnings of its foreign subsidiaries to be permanently reinvested for use in those operations and, consequently, deferred federal income taxes, net of applicable foreign tax credits, are not provided on the undistributed earnings of foreign subsidiaries which are to be so reinvested. If the earnings of the Company's Canadian subsidiary as of June 30, 2001 were remitted to the parent, approximately $106,000,000, subject to adjustment for deemed foreign taxes paid, would be included in the taxable income of the parent. By operations of tax statutes currently in effect, the Company would incur certain U.S. income taxes, including alternative minimum tax. Such remittances would also be subject to Canadian withholding tax (presently at a rate of 5%) for which there would likely be no U.S. tax relief.

Forward Exchange Contracts
Gains and losses on contracts entered into to hedge open inventory purchase orders are included in the cost of the merchandise purchased. Gains and losses on contracts intended to mitigate the effects of exchange rate fluctuations on payables and debt denominated in currencies other than the functional currency of the debtor are included in income in the periods the exchange rates change. See "New Accounting Standards" for a discussion of the implications to the Company of the adoption of Financial Accounting Standards No. 133 ("FAS 133").

Earnings per Share
Basic earnings per share ("EPS") is calculated by dividing the net income or loss by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted.

The following table reconciles the numerator and denominator used in the basic and diluted earnings (loss) per share calculations for the years ended June 30, 2001, 2000 and 1999:

(U.S.dollars in thousands,              2001                                 2000                                  1999
                           --------------------------------- ----------------------------------  --------------------------------
except for per share data)  Income                   Per       Income                  Per         Income                    Per
                            (loss)       Shares     Share      (loss)      Share      Shares       (loss)       Shares      Shares
                           (Numerator)(Denominator) Amount   (Numerator)(Denominator) Amount    (Numerator)  (Denominator)  Amount
                           --------------------------------- ----------------------------------  --------------------------------
Net income (loss)           $ 23,527                          $ 25,120                           $ (24,645)
                            ========                          ========                           =========

Basic EPS
Income (loss) available
 to common stockholders     $ 23,527     27,937     $  0.84   $ 25,120     29,658     $   0.85   $ (24,645)       21,026     $(1.17)
                                                    =======                           ========   =========

Effect of Dilutive Securities
 9% convertible
 debentures                        -          -                      -          -                        - /1/        - /1/
Stock options                      -        727                      -        843                        - /1/        - /1/
                            --------    -------               --------   --------                ---------       ------

Diluted EPS
Income (loss) available to
   common stockholders
   including assumed
   conversions              $ 23,527     28,664     $   0.82  $ 25,120     30,501     $   0.82   $ (24,645)       21,026     $(1.17)
                            ========    =======     ========  ========   ========     ========   =========        ======     ======

/1/The effects of stock options and the 9% subordinated convertible debenture were anti-dilutive during fiscal year 1999.

At June 30, 2001, the Company's directors and employees held options to purchase 1,532,445 common shares at prices ranging from $2.48 to $14.75 per share. During quarters one through four of fiscal year 2001, all but 750; 248,402; 248,402 and 750 of such options were included in the computation of diluted earnings per common share. These options were excluded because the option exercise price was greater than the average market price of the common stock during the particular quarter. The dilutive effect of the various options held by the Company's directors and employees in future periods will depend on the average market price of the Company's common stock during such periods.

Accounting for Stock-based Compensation
The Company measures the expense associated with its stock-based compensation using the intrinsic value method. Application of this method generally results in compensation expense equal to the quoted price of the shares granted under the option less the amount, if any, the director or employee is required to pay for the underlying shares. See Note 15.

New Accounting Standards
In December, 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance in the recognition, presentation and disclosure of revenue in financial statements. The Company adopted SAB 101 effective March 1, 2001. The adoption of SAB 101 did not have a material effect on the Company's consolidated financial statements.

Effective July 1, 2000, the Company adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities". This new accounting standard requires that derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities, as the case may be. The treatment of changes in the fair value of a derivative (i.e., gains and losses) will depend on its intended use and designation. Gains and losses on derivatives, designated as hedges against the cash flow effect of a forecasted transaction will initially be reported as a component of comprehensive income and, subsequently, reclassified into earnings when the forecasted transaction affects earnings. Gains and losses on derivatives designated as hedges against the foreign exchange exposure of a net investment in a foreign operation will form part of the cumulative translation adjustment. Gains and losses on all other forms of derivatives will be recognized in earnings in the period of change. Upon adoption, FAS 133 did not have a material effect on the Company's financial statements.

In March, 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The introduction of FIN 44 did not have a material impact on the Company's results of operations and financial position.

In June, 2001, the FASB issued Financial Accounting Standards Nos. 141 and 142 ("FAS 141" and "FAS 142"). FAS 141 provides for new rules to be used in accounting for business combinations and is effective for business combinations initiated after June 30, 2001. FAS 142 changes the accounting treatment of both existing and newly-acquired goodwill. FAS 142 is effective for fiscal years beginning after December 15, 2001. However, early adoption is permitted. The Company intends to adopt both of these new accounting standards in the first quarter of fiscal year 2002. Management does not believe that their adoption will have a material effect on the Company's financial statements.

Pervasiveness of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Actual results could differ from those estimates.

Classification
Certain of the prior year's balances have been reclassified to conform with the current year's presentation.

Note 2     Gain on Sale of Australian Subsidiary

On April 30, 2001, the Company sold its operating Australian subsidiary, InterTAN Australia Ltd. and recorded a gain of $4,101,000. The proceeds, net of selling costs, were approximately $48,000,000 and are subject to adjustment, based on the results of an audit of the balance sheet of InterTAN Australia Ltd. as at April 30, 2001 (the "Completion Accounts"). The price will be adjusted downwards by the excess of the net assets as at December 31, 2000 over the net assets as at April 30, 2001. Based on preliminary audit results, management estimates that the price will be adjusted downwards by approximately $2,000,000. This price adjustment has been taken into consideration in determining the gain on disposal as described above.

Under the terms of the sale agreement, the Company has indemnified the purchaser against any inaccuracies in the Completion Accounts. Claims made on any matter, other than taxes, during the first nine months following closing may not exceed A$8,000,000 (approximately $4,000,000). Layered on top of this indemnity is a second two-year indemnity covering tax matters only. This second indemnity has a limit of A$4,000,000

(approximately $2,000,000). While management believes that adequate provision was made in the Completion Accounts for necessary accruals, reserves and allowances, such balances are based on estimates and the actual results could differ from those estimates, subjecting the Company to the indemnification provisions. In addition, the Company has indemnified the purchaser against termination costs with respect to certain employees in Australia. The maximum exposure with respect to this matter is approximately A$300,000 (approximately $150,000).

Management estimates that United States federal tax and Australian withholding tax on the sale will be approximately $600,000. Management believes there are authoritative arguments in support of the position that this transaction is exempt from Australian capital gains tax by virtue of the tax treaty between the United States and Australia, and, accordingly, no Australian tax will be recorded with respect to the sale. However, there can be no assurance that the Australian tax authorities will not challenge this position. If Australian tax were to apply to the gain on sale, the Company would have an additional liability of approximately $7,000,000.

Note 3    Loss on Sale of United Kingdom Subsidiary

During fiscal year 1999, the Company's Board of Directors approved a plan to sell the Company's investment in InterTAN U.K. Limited for proceeds of $2,582,000, net of estimated selling costs, and the Company recorded a loss of $35,088,000. The sale included all assets, liabilities and other obligations of the United Kingdom subsidiary, including approximately $11,600,000 of bank debt outstanding under InterTAN U.K. Limited's portion of the Company's syndicated loan agreement, which was repaid by the purchaser on closing. See Note 17, "Segment Reporting Disclosures", for revenue and operating income (loss) associated with InterTAN U.K. Limited.

In addition, the purchaser assumed the rights to claim tax loss carryforwards and other deferred tax deductions having a potential tax benefit of approximately $28,000,000. To the extent the purchaser is able to utilize all or a portion of these loss carryforwards and other deferred tax deductions, the Company is entitled to cash payments equal to 30% of the tax savings realized by the purchaser (a maximum of approximately $8,400,000). The Company will recognize such proceeds, if any, as received. No amounts have been received to date.

Under the terms of the sale agreement, the Company remains contingently liable as guarantor of certain leases of InterTAN U.K. Limited. At June 30, 2001, the remaining lease obligation assumed by the purchaser and guaranteed by the Company was approximately $19,000,000 and the average remaining life of such leases was approximately five years. If the purchaser were to default on the lease obligations, management believes the Company could reduce the exposure through assignment, subletting and other means. The Company has obtained an indemnity from the purchaser for an amount equal to management's best estimate of the Company's potential exposure under these guarantees. The amount of this indemnity declines over time, as the Company's risk diminishes. At June 30, 2001, the amount of this indemnity was approximately $7,100,000.

Note 4    Bank Debt

In December, 1997, the Company entered into a three-year revolving credit facility, currently in an amount not to exceed C$67,000,000 (approximately $44,200,000 at June 30, 2001 exchange rates). This facility was to have matured on December 22, 2000, but was extended to March 22, 2001 and, subsequently to May 4, 2001.

On May 4, 2001, InterTAN Canada Ltd. and InterTAN, Inc. entered into a new two-year revolving credit facility (the "Revolving Loan Agreement") with the previous lender in an amount not to exceed C$75,000,000

(approximately $49,500,000 at June 30, 2001 exchange rates). The Revolving Loan Agreement matures March 22, 2003. The amount of credit actually available at any particular time is dependent on a variety of factors, including the level of eligible inventories and accounts receivable of InterTAN Canada Ltd. The amount of available credit is then reduced by the amount of trade accounts payable then outstanding as well as certain other reserves. A loan origination fee of C$37,500 (approximately $25,000 at June 30, 2001 exchange rates) was payable on closing. A further payment of C$37,500 is required on March 22, 2002. Borrowing rates under the facility range from prime to prime plus 0.75% based on the Company's quarterly performance against predetermined EBITDA to fixed charge ratios. Using the same criteria, the Company may borrow at bankers' acceptance and LIBOR rates plus from 0.75% to 2.0%. Letters of credit will be charged at rates ranging from 0.75% per annum to 2.0% per annum, using the same performance criteria. In addition, a standby fee of 0.65% is payable on the unused portion of the credit facility. The Revolving Loan Agreement is collateralized by a first priority lien over all of the assets of InterTAN Canada Ltd. and is guaranteed by InterTAN, Inc. This facility will be used primarily to finance seasonal inventory build up and, from time to time, to provide letters of credit in support of purchase orders. At June 30, 2001, there were no borrowings against the Revolving Loan Agreement, nor was any amount committed in support of letters of credit. There was C$49,038,663 ($32,375,000 at June 30, 2001 exchange rates) of credit available for use at June 30, 2001 under this facility.

The Company's Australian subsidiary had entered into a credit agreement with an Australian bank. This agreement established a credit facility in the amount of A$12,000,000 (approximately $6,100,000 at June 30, 2001 exchange rates). This facility was cancelled on the closing of the sale of InterTAN Australia Ltd.

Note 5    Merchandise and License Agreements with RadioShack U.S.A.

The Company and RadioShack U.S.A. have entered into a Merchandise Agreement and a License Agreement. These agreements permit InterTAN to use the "RadioShack" trade name in Canada until June 30, 2010. Prior to the sale of its Australian subsidiary, the Company also had the right to use the "Tandy" trade name in Australia. The License Agreement may be terminated with five years' prior written notice by either party. In the event a change in control of InterTAN, Inc. or any of its subsidiaries occurs, RadioShack U.S.A. may revoke the Merchandise Agreement and the License Agreement. In April, 2001, the Company entered into an additional agreement with RadioShack U.S.A. (the "Amending Agreement"). Under the terms of the Amending Agreement, RadioShack U.S.A. agreed to enter into new license and merchandise agreements with InterTAN Australia Ltd. following the sale of that company in consideration of a payment by the Company of $6,000,000. The Amending Agreement also provides that in the event the Company subsequently consummates a transaction with a third party that results in the occurrence of an event of default under the License Agreement and such third party does not desire to use the "RadioShack" trade name, trade or service marks in Canada, the Company shall pay the sum of $22,500,000 to RadioShack U.S.A. In consideration therefor, RadioShack agreed that it will terminate the existing License and Merchandise Agreements as a result of such event of default only at the request of such third party. RadioShack U.S.A. further agrees that it will cooperate with the Company and such third party in effecting a transition by allowing a reasonable transition period for changing store signage and point-of-sale materials and the sell-through of existing inventory and merchandise on order.

In consideration for the rights granted under the License Agreement, the Company is obliged to pay a royalty of 1.0% of consolidated sales. During fiscal years 2001, 2000 and 1999, the Company paid RadioShack U.S.A. royalties totalling $4,505,000, $4,561,000 and $4,798,000, respectively. Pursuant to the terms of the Merchandise Agreement, the Company is obliged to use RadioShack U.S.A.'s export unit, RadioShack International Procurement Limited Partnership ("RIPLP"), as its exclusive exporter of products from the Far East through the term of the Merchandise Agreement. In such connection, the Company must pay a purchasing agent/exporter fee to RIPLP calculated by adding 0.2% of consolidated sales in excess of $400,000,000 to the base amount of $532,500 ($710,000 prior to the sale of InterTAN Australia Ltd.) and deducting from this certain credits the Company earns by purchasing products from RadioShack U.S.A. and RIPLP. The Company paid RadioShack U.S.A. fees totalling $554,000, $671,000 and $816,000 in respect of fiscal years 2001, 2000 and 1999, respectively, under this arrangement. During fiscal years 2001, 2000 and 1999, the Company's Canadian and Australian subsidiaries purchased approximately 14%, 16% and 22%, respectively, of their merchandise from RadioShack U.S.A. and RIPLP. The Company's purchase orders with RIPLP must be supported, based on a formula set out in the Merchandise Agreement, by letters of credit issued by banks on behalf of InterTAN, by a surety bond, or backed by cash deposits. The Company has secured surety bond coverage from a major insurer in an amount not to exceed $12,000,000. The amount of the bond may be reduced to $10,000,000 during fiscal year 2002.

Note 6    Treasury Stock Repurchase Program

During fiscal year 2000, the Company's Board of Directors announced two separate share repurchase programs under which management was authorized to purchase up to a combined aggregate of 3,000,000 shares of the Company's common stock. By June 30, 2000, 1,785,200 shares had been acquired under this program at an aggregate cost of $18,633,000. During the first quarter of fiscal year 2001, the remaining 1,214,800 shares were acquired at an aggregate cost of $15,529,000. Under the two programs combined, a total of 3,000,000 shares have been acquired at an aggregate cost of $34,162,000. The Company also acquired certain other treasury stock in connection with the exercise of stock options by employees. During fiscal year 2001, 18,750 treasury shares were issued to two executive officers, the managing director of the Company's Canadian subsidiary and a former managing director of the Company's Australian subsidiary. These shares had been earned under the Company's restricted stock award program during fiscal year 2000. See Note 15.

In August 2001, the Company's Board of Directors announced a new share repurchase plan under which management was authorized, from time to time and subject to regulatory approval, to repurchase up to 2,800,000 of the Company's shares, approximately 10% of the shares outstanding at June 30, 2001.

Note 7    Stock Split

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

Note 8    9% Subordinated Convertible Debentures

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

Note 9    Property and Equipment

Property and equipment at June 30, 2001 and 2000 are summarized as follows:

          (U.S. dollars in thousands)            2001           2000
          ----------------------------------------------------------

          Land                                $   260        $   938
          Buildings                             4,922          7,837
          Equipment, furniture and fixtures    21,557         33,279
          Leasehold improvements               18,720         21,856
          ----------------------------------------------------------
                                               45,459         63,910

          Less accumulated depreciation
            and amortization                   25,642         41,323
          ----------------------------------------------------------
          Property and equipment, net         $19,817        $22,587
          ==========================================================


Note 10   Accrued Expenses

Accrued expenses at June 30, 2001 and 2000 are summarized as follows:

          (U.S. dollars in thousands)       2001                    2000
          -----------------------------------------------------------------

          Payroll and bonuses             $  4,861                $   7,677
          Other                              8,789                    9,144
          -----------------------------------------------------------------
          Accrued Expenses                $ 13,650                $  16,821

          =================================================================
55

Note 11   Income Taxes

The components of the provisions for domestic and foreign income taxes are shown below:

                                          Year ended June 30
      (U.S. dollars in thousands)      2001      2000           1999
      ---------------------------------------------------------------

      Current expense:
        United States                $ 1,119     $     -      $    94
        Foreign                       18,083      20,146       29,438
      ---------------------------------------------------------------
                                      19,202      20,146       29,532

      Deferred (benefit) expense:
        United States                      -           -            -
        Foreign                         (801)        361       (4,822)
      ---------------------------------------------------------------

      Total income tax expense       $18,401     $20,507      $24,710

      ===============================================================

The Company's income tax expense primarily represents Canadian and Australian income tax on the profits earned by its subsidiaries in those countries. As discussed more fully below, the fiscal year 2001 provision included a special charge of $700,000 related to the settlement of outstanding issues with the Canadian and United States authorities as well as a provision of $581,000 relating to the sale of the Australian subsidiary. United States tax on the gain on sale was minimal because of the utilization of loss carryforwards for which the deferred tax asset had a full valuation allowance. No tax was accrued or payable in the United Kingdom during fiscal year 1999.

Components of the difference between income tax expense and the amount calculated by applying the U.S. statutory rate of 35% to income before income taxes are as follows:

(U.S. dollars in thousands, except percents)                      Year ended June 30
                                                               2001          2000         1999
-----------------------------------------------------------------------------------------------
Components of pre-tax income (loss):
    United States                                           $ 4,401      $ (1,934)   $ (27,871)
    Foreign                                                  37,527        47,561       27,936

-----------------------------------------------------------------------------------------------

Income before income taxes                                   41,928        45,627           65
Statutory U.S. tax rate                                          35%           35%          35%
-----------------------------------------------------------------------------------------------

Federal income tax expense at statutory rate                 14,675        15,969           23
Foreign tax rate differentials                                1,365         1,767        1,723
Provincial income taxes, less foreign federal income
     tax benefit                                              1,686         2,097        1,718
Book losses for which no tax benefit was recognized               -           677       12,988
Income tax dispute settlements                                  700             -        8,039
Adjustment to valuation allowance for deferred tax assets    (7,988)            -            -
Reduction in Canadian statutory rates                         1,799             -            -
Utilization of available loss carryforwards                   6,122             -            -
Other, net                                                       42            (3)         219

-----------------------------------------------------------------------------------------------
Total income tax expense                                   $ 18,401      $ 20,507    $  24,710

-----------------------------------------------------------------------------------------------


Deferred tax assets are comprised of the following at June 30:

      (U.S. dollars in thousands)              2001          2000
      -----------------------------------------------------------
      Depreciation                        $   1,222       $   605
      Deferred service contracts              4,030         4,157
      Loss carryforwards                     22,978        28,413
      Other                                   2,550           502

      -----------------------------------------------------------
                                             30,780        33,677

      Valuation allowance                   (25,459)      (28,899)

      -----------------------------------------------------------
      Deferred tax asset                  $   5,321       $ 4,778

      ===========================================================
      The net deferred tax asset is
        classified as follows:
        Current                           $   2,290       $ 2,295
        Long-term                             3,031         2,483

      -----------------------------------------------------------
      Deferred tax asset                  $   5,321       $ 4,778

      ===========================================================

The Company regularly assesses the future tax benefit which might be derived from the Company's deferred tax assets. In assessing the future benefit which might be derived from these deferred tax assets, the Company considers its recent operating history and financial condition.

In the United States, the Company has net operating loss carryforwards for tax purposes of approximately $52,000,000. These loss carryforwards will expire between 2012 and 2020. In Canada, the Company has a net capital loss carryforward from the sale of its Australian and United Kingdom subsidiaries of approximately $14,500,000. These losses may be carried forward indefinitely, but may only be applied against capital gains.

During fiscal year 1999, the Company reached an agreement with the Canadian tax authorities relating to the settlement of a dispute regarding the 1990 to 1993 taxation years resulting in a charge of $8,039,000. While the amount in dispute has been agreed and a settlement agreement has been executed, the Company has not yet been fully reassessed and, accordingly, this amount has not been paid. Management estimates the remaining payment relating to these issues to be approximately $11,000,000.

Late in fiscal year 2001, the Company reached an agreement with both the Canadian and United States tax authorities, settling substantially all of its remaining outstanding tax issues and recorded an additional provision of $700,000. Although agreement in principle has been reached on these issues, final statements summarizing amounts owing have not been received from either government. Because of the age of these issues and the terms of the settlements, there are complex interest computations to be made. Accordingly, it is not practical for management to determine with precision the exact liability associated with these matters. Management estimates that the liability to settle all outstanding tax issues, including the matter described immediately above, is in the range of $23 million to $26 million. Management further believes that it has a provision recorded sufficient to pay the estimated liability resulting from these issues; however, the amount ultimately paid could differ from management's estimate.

The Company has one remaining issue in dispute with the Internal Revenue Service ("IRS") in the United States. The Company disagrees with the position of the IRS on this issue and, on the advice of legal counsel, believes it has meritorious arguments in its defence and is in the process of vigorously defending its position. It is management's determination that no additional provision need be recorded for this matter. However, should the IRS prevail in its position, the Company could potentially have an additional maximum liability $1,700,000.

Note 12  Commitments and Contingencies

The Company leases virtually all of its retail space under operating leases with terms ranging from one to fifteen years. Leases are normally based on a minimum rental plus a percentage of store sales in excess of a stipulated base. The remainder of InterTAN's store leases generally provide for fixed monthly rent adjusted periodically using inflation indices and rent reviews. The Company also leases its Corporate Headquarters premises and its automobile fleet in Canada. The Corporate Headquarters lease has a ten-year term and the Canadian automobile leases have terms of up to 50 months.

In the years 2001, 2000 and 1999, minimum rents, including immaterial contingent rents and sublease rental income, were $20,293,000, $20,172,000 and $25,460,000, respectively. Future minimum rent commitments at June 30, 2001 for all long-term non-cancellable leases (net of immaterial sublease rent income) are as follows:

                   (U.S. dollars in thousands)
                   --------------------------------------------------
                         2002                        $  9,905

                         2003                           8,360

                         2004                           7,194

                         2005                           6,150

                         2006                           5,429

                         2007 and thereafter           20,899

                   ==================================================

Apart from the matters described in Notes 2, 3, and 11, there are no material pending legal proceedings or claims other than routine litigation incidental to the Company's business to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

Note 13  Financial Instruments

Other than debt instruments, management believes that the book value of the Company's financial instruments recorded on the balance sheet approximates their estimated fair value based on their nature and generally short maturity; such instruments include cash and short-term investments, and accounts receivable. The Company had no long-term debt instruments outstanding at June 30, 2001 or June 30, 2000.

The Company enters into foreign exchange contracts to hedge against exchange rate fluctuations on certain debts, payables and open inventory purchase orders denominated in currencies other than the functional currency of the issuing entity. All foreign exchange contracts are written with major international financial institutions. Except for the opportunity cost of future currency values being more favorable than anticipated, the Company's risk in those transactions is limited to the cost of replacing the contracts at current market rates in the event of non-performance by the counterparties. The Company believes its risk of counterparty non-performance is remote, and any losses incurred would not be material. At June 30, 2001 and 2000, the Company had approximately $1,000,000 and $2,000,000, respectively, of foreign exchange contracts outstanding with a market value of approximately nil and nil, respectively. Maturity on these contracts outstanding at June 30, 2001 was less than 30 days from fiscal year-end.

Note 14  Employee Benefit Plans

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

The InterTAN, Inc. Group Registered Retirement Savings Plan is available to all employees of Corporate Headquarters who have completed at least 60 days of service. Eligible employees may contribute up to 4% of their salary to a maximum of one-half of the maximum annual contribution allowable under Canadian law (currently C$6,750 or approximately $4,500). The Company matches the employee's contribution.

The aggregate cost of these plans, included in other selling, general and administration expenses, totalled $1,382,000, $1,498,000 and $1,591,000 in 2001,
2000 and 1999, respectively.

Note 15  Stock Option Plans

In 1986 and 1996, the Company adopted employee stock option plans (the "1986 Stock Option Plan" and the "1996 Stock Option Plan") under which the Organization and Compensation Committee of the Board of Directors may grant options to key management employees to purchase up to an aggregate of 1,200,000 and 2,250,000 shares, respectively, of the Company's common stock. Incentive options granted under these plans are exercisable on a cumulative basis equal to one-third for each year outstanding; unless otherwise specified by the Committee, non-statutory options issued under the plans are exercisable on a cumulative basis equal to 20% for each year outstanding. Upon death or disability of an optionee, all options then held become immediately exercisable for one year, and upon retirement, at age 50 or older, the Committee may accelerate the dates at which the outstanding options may be exercised. Options under these plans generally expire ten years after the date of grant. The exercise price of the options granted is determined by the Committee, but cannot be less than 100% of the market price of the common stock at the date of grant.

At June 30, 2001, options to purchase 141,750 shares were outstanding under the 1986 Stock Option Plan. While options outstanding under this plan will remain in force until they are exercised, cancelled or expire, no further options may be granted. At June 30, 2001, options to purchase 993,195 shares were outstanding under the 1996 Stock Option Plan and 752,209 options were available for future grant. During fiscal year 2001, the Company accelerated the vesting of approximately 138,000 options held by senior employees of InterTAN Australia Ltd. and recorded compensation expense of $556,000. During fiscal year 1999, in connection with certain employee retirements and terminations, the Company accelerated the vesting and extended the exercise period associated with approximately 594,000 stock options and recorded compensation expense of $187,000.

In 1991, the Company adopted the Non-Employee Director Stock Option Plan (the "1991 Director Plan") under which each non-employee director was granted an option, exercisable immediately, to purchase 37,500 shares of the Company's common stock. Upon election, all new non-employee directors are granted an option to purchase 37,500 shares of the Company's common stock. Options granted under the 1991 Director Plan are exercisable at a price equal to 100% of the market price of the common stock at the date of grant. The options generally expire ten years after the date of grant unless the optionee ceases to be a non-employee director, in which case the options expire one year after the date of cessation. Common stock issued under the 1991 Director Plan cannot exceed 300,000 shares. At June 30, 2001, options to purchase 187,500 shares were outstanding under the 1991 Director Plan and 37,500 options were available for future grant.

In June, 1999, the Company adopted a plan which would grant additional options to purchase common stock to each non-employee director (such options are collectively referred to as "the 1999 Director Plan"). Under the 1999 Director Plan, each non-employee director was granted an option to purchase 30,000 shares of the Company's common stock at an exercise price of $10.50 per share. Options granted under this plan are exercisable on a cumulative basis equal to one-fourth per year on the date fixed for the Company's annual meeting of stockholders, commencing with the 1999 meeting which was held in November, 1999. At June 30, 2001 there were 210,000 options outstanding under the 1999 Director Plan. These options will expire on the earlier of ten years from the date of grant and the date on which the optionee ceases to be a non-employee director. Under this plan, the Company will recognize total compensation expense of $910,000. Of this amount, $370,000 was recognized during fiscal year 2000. The balance will be recognized rateably over the remaining term of the plan. During fiscal year 2001, $227,000 of compensation expense was recognized.

In June, 1999, the Company granted a total of 56,250 shares of restricted stock awards to two executive officers and the managing directors of the Company's Canadian and Australian subsidiaries. On the date of grant, the market value of these restricted stock awards totalled $590,625. These shares vest equally over a three-year period provided the Company's consolidated operating income in a particular year increases by at least 15%. If operating income growth for a particular year is less than 15% but more than 10%, then one-fifth of the annual amount will vest for each percentage point of growth over 10%. If operating income growth for a year is less than 10%, the restricted stock for that year will not vest. However, if cumulative compounded annual consolidated operating income grows by 15% per annum over the three-year period, then any restricted stock not previously vested will vest in its entirety. Compensation expense of $220,000 relating to these restricted stock awards was recorded during fiscal year 2000. Additional compensation expense relating to these restricted stock awards will be recognized when it becomes probable that vesting will occur for a particular year. No compensation expense was recognized during fiscal year 2001.

The Company has also established an incentive stock award plan for approximately 700 store managers. Under this plan, managers achieving certain profit improvement targets in their respective stores during fiscal years 2000 and 2001 would each receive up to 150 shares of the Company's common stock. Compensation expense of $100,000 and $239,000 relating to this plan was recognized during fiscal years 2001 and 2000, respectively.

A summary of transactions relating to the stock plans is summarized in the following tables:

Summary of Stock Option Transactions

                                                       2001                        2000                     1999
----------------------------------------------------------------------------------------------------------------------
                                                           Weighted                  Weighted                Weighted
                                                            Average                  Average                  Average
                                                           Exercise                  Exercise                Exercise
                                              Options        Price       Options      Price       Options      Price
----------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year             1,998,705      $ 6.74      1,985,024     $ 5.13     1,521,749    $ 4.33
Granted                                         33,498      $10.87        470,875     $11.09       736,500    $ 6.49
Exercised                                     (445,824)     $ 5.17       (449,549)    $ 4.14      (155,226)   $ 4.95
Forfeited                                      (53,934)     $ 8.78         (7,645)    $ 7.32      (117,999)   $ 3.74
----------------------------------------------------------------------------------------------------------------------

Outstanding at end of year                   1,532,445      $ 7.22      1,998,705     $ 6.74     1,985,024    $ 5.13

----------------------------------------------------------------------------------------------------------------------

Exercisable at end of year                   1,148,423      $ 6.46      1,089,080     $ 5.18     1,157,270    $ 4.36

----------------------------------------------------------------------------------------------------------------------

Weighted average fair value of options
    granted during the year                                 $ 6.73                    $ 7.11                  $ 4.05

======================================================================================================================


Fixed Price Stock Options

                            Options        Weighted      Weighted       Options        Weighted
                          Outstanding       Average       Average     Exercisable      Average
Range of Exercise             at           Remaining     Exercise         at           Exercise
     Prices              June 30, 2001    Life (years)     Price     June 30, 2001       Price
-----------------------------------------------------------------------------------------------
$ 2.48                        37,500          6.00        $ 2.48          37,500        $ 2.48
$ 3.54 - $ 3.96              464,044          6.06        $ 3.67         386,294        $ 3.67
$ 4.00 - $ 5.42              312,000          3.40        $ 4.64         309,500        $ 4.64
$ 8.50                         5,000          0.08        $ 8.50           5,000        $ 8.50
$10.44 - $14.75              713,901          7.10        $10.89         410,129        $10.80
-----------------------------------------------------------------------------------------------
                           1,532,445          5.98        $ 7.22       1,148,423        $ 6.46

===============================================================================================

As discussed in Note 1, the Company measures the expense associated with stock-based compensation using the intrinsic value method. Accordingly, because the exercise price of the stock options granted is equal to the market price of the common stock on the date of grant, except for the 1999 Director Plan as noted above, no compensation expense has been recognized upon the grant of stock options during fiscal years 2001, 2000 and 1999. Had the Company adopted the fair value method of recognizing stock-based compensation, the estimated fair value of the options granted would have been amortized to compensation expense over the vesting period. Pro forma information is presented below as if the Company had adopted the fair value method.

                                                2001                     2000                      1999
(U.S. dollars in thousands, except        As          Pro           As         Pro           As          Pro
per share amounts)                     Reported      Forma       Reported     Forma       Reported      Forma
---------------------------------------------------------------------------------------------------------------
Net income (loss)                      $23,527     $21,812       $25,120     $23,109      $(24,645)   $(25,538)

Basic net income (loss)
     per average common share          $  0.84     $  0.78       $  0.85     $  0.78      $  (1.17)   $  (1.21)

Diluted net income (loss) per
     average common share              $  0.82     $  0.76       $  0.82     $  0.76      $  (1.17)   $  (1.21)


For purposes of the pro forma information above, the fair value of each option granted for each year was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 2001, 2000 and 1999, respectively: expected volatility of 54.1%, 56.6% and 55.1%; risk free interest rates of 5.6%, 6.3% and 5.2%; and expected lives of seven years for all three years and expected dividend yields of nil percent for all three years.

The above pro forma information is not indicative of future amounts as the pro forma amounts do not include the impact of stock options granted prior to fiscal year 1996 and additional awards are anticipated in the future.

Note 16  Preferred Stock Purchase Rights

Effective September 20, 1999, the Board of Directors adopted a shareholder rights plan. Pursuant to the terms of this new plan, the Company declared a dividend of one right ("Right") on each share of Common Stock of the Company. Each Right entitles the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, no par value per share, of the Company at an exercise price of $56.67. The Rights are not currently exercisable and will become exercisable ten days after a person or group acquires beneficial ownership of 15% or more of the Company's outstanding common stock or announces a tender offer or exchange offer the consummation of which would result in beneficial ownership by a person or group of 15% or more of the outstanding common stock. The Rights are subject to redemption by the Company for $0.01 per Right at any time prior to the tenth day after the first public announcement of the acquisition by a person or group of beneficial ownership of 15% or more of the Company's common stock. In addition, the Board of Directors is authorized to amend the Rights plan at any time before the Rights become exercisable.

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

Note 17  Segment Reporting Disclosures

The Company's business is managed along geographic lines. All references in these notes to "Canada", "Australia", "Corporate Headquarters" and "the United Kingdom" refer to the Company's reportable segments, unless otherwise noted. Transactions between operating segments are not common and are not material to the segment information.

Summarized in the table below are the net sales and operating revenues, depreciation and amortization, operating income (loss), assets and capital expenditures for the Company's reportable segments for the fiscal years ended June 30, 2001, 2000 and 1999:

                                                                             Year Ended June 30
          (US dollars, in thousands)                                  2001                2000                1999
          ---------------------------------------------------------------------------------------------------------
          Net sales and operating revenues:
               Canada                                            $ 382,353           $ 364,163           $ 297,314
               Australia                                            86,403/1/          120,055             105,595
               United Kingdom                                            -                   -              97,141/2/

          ---------------------------------------------------------------------------------------------------------
                                                                 $ 468,756           $ 484,218           $ 500,050
          =========================================================================================================

          Depreciation and  amortization:
               Canada                                            $   5,029           $   4,468           $   4,140
               Australia                                             1,246/1/            1,445               1,273
               United Kingdom                                            -                   -                 855/2/
               Corporate Headquarters                                   82                  90                 110

          ---------------------------------------------------------------------------------------------------------
                                                                 $   6,357           $   6,003           $   6,378
          =========================================================================================================

          Operating income (loss):
               Canada                                            $  41,503           $  42,526           $  34,046
               Australia                                             4,087/1/            6,778               7,139
               United Kingdom                                            -                   -             (31,723)/2/
               Corporate Headquarters expenses                      (4,173)             (5,299)             (6,448)
          ---------------------------------------------------------------------------------------------------------
          Operating income                                          41,417              44,005               3,014
          Foreign currency transaction gains (losses)                 (353)               (209)                331
          Interest income                                            1,737               2,418               1,535
          Interest expense                                            (873)               (587)             (4,815)
          ---------------------------------------------------------------------------------------------------------
          Income before income taxes                             $  41,928           $  45,627           $      65
          =========================================================================================================

          Assets:
               Canada                                            $ 163,016           $ 155,071           $ 136,703
               Australia                                                 -/1/           50,245              53,787
               Corporate Headquarters                               52,514               2,760               7,825

          ---------------------------------------------------------------------------------------------------------
                                                                 $ 215,530           $ 208,076           $ 198,315
          =========================================================================================================

          Capital expenditures:
               Canada                                            $  10,258           $   6,833           $   3,475
               Australia                                             2,626/1/            2,821               1,564
               Corporate Headquarters                                    7                  37                  45

          ---------------------------------------------------------------------------------------------------------
                                                                 $  12,891           $   9,691           $   5,084
          =========================================================================================================



/1/ The Company sold its Australian subsidiary as of April 30, 2001 and recognized a gain of $4,101,000. Accordingly, the Company's 2001 results in Australia reflect only ten months of operation and the gain on sale.

/2/ The Company sold its United Kingdom subsidiary in January 1999 and recognized a loss of $35,088,000. Accordingly, the Company's 1999 results in the United Kingdom reflect only six months of operation and the loss on sale.

Note 18  Quarterly Data (Unaudited)

                                                                                                 Quarter ended
                                                                                                 September 30

             (In thousands, in U.S. dollars, except per share data)                             2000                 1999
             -------------------------------------------------------------------------------------------------------------
             Net sales and operating revenues                                              $ 119,951            $ 108,003
             Other income (expense)                                                               59                   95

             -------------------------------------------------------------------------------------------------------------
                                                                                             120,010              108,098
             -------------------------------------------------------------------------------------------------------------
             Operating costs and expenses:
                  Cost of products sold                                                       72,202               63,740
                  Selling, general and administrative expenses                                36,879               35,207
                  Depreciation and amortization                                                1,592                1,371
                  Gain on disposal of Australian subsidiary                                        -                    -
             -------------------------------------------------------------------------------------------------------------
                                                                                             110,673              100,318
             -------------------------------------------------------------------------------------------------------------

             Operating income                                                                  9,337                7,780
             Foreign currency transaction (gains) losses                                        (126)                 (51)
             Interest income                                                                     434                  484
             Interest expense                                                                   (124)                (139)
             -------------------------------------------------------------------------------------------------------------

             Income before income taxes                                                        9,521                8,074
             Income taxes                                                                      4,196                3,687

             -------------------------------------------------------------------------------------------------------------
             Net income                                                                    $   5,325            $   4,387
             =============================================================================================================

             Basic net income per average common share                                     $    0.19            $    0.15

             Diluted net income per average common share                                   $    0.18            $    0.14
             -------------------------------------------------------------------------------------------------------------

             Average common shares outstanding                                                28,032               29,858

             Average common shares outstanding assuming dilution                              28,950               31,021

             =============================================================================================================

          Quarter ended          Quarter ended           Quarter ended
           December 31             March 31                 June 30

          2000         1999         2001         2000         2001         2000
-------------------------------------------------------------------------------

$      164,050    $ 169,167    $ 103,526    $ 104,604    $  81,229    $ 102,444
            32           54           18           69           29          (93)

-------------------------------------------------------------------------------
       164,082      169,221      103,544      104,673       81,258      102,351
-------------------------------------------------------------------------------

        99,899       98,983       60,646       59,817       48,206       58,459
        44,036       46,348       34,848       37,297       28,505       34,484
         1,629        1,520        1,661        1,552        1,475        1,560
          --           --           --           --         (4,101)        --
-------------------------------------------------------------------------------
       145,564      146,851       97,155       98,666       74,085       94,503
-------------------------------------------------------------------------------

        18,518       22,370        6,389        6,007        7,173        7,848
          (126)        (114)         (16)        (127)         (85)          83
           195          328          288          862          820          744
          (527)        (145)         (80)        (129)        (142)        (174)
-------------------------------------------------------------------------------

        18,060       22,439        6,581        6,613        7,766        8,501
         7,896       10,079        3,176        2,985        3,133        3,756

-------------------------------------------------------------------------------
$       10,164    $  12,360    $   3,405    $   3,628    $   4,633    $   4,745
===============================================================================

$         0.37    $    0.41    $    0.12    $    0.12    $    0.17    $    0.16

$         0.36    $    0.39    $    0.12    $    0.12    $    0.16    $    0.16
--------------------------------------------------------------------------------

        27,744       30,107       27,939       29,737       28,033       28,936

        28,403       31,317       28,559       30,647       28,742       29,817

===============================================================================

Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been no change in independent accountants and no disagreement with any independent accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during the period since the end of fiscal year 2000.

PART III

Item 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information called for by this Item with respect to directors and executive officers has been omitted pursuant to General Instruction G(3) to Form 10-K. This information is incorporated by reference from the 2001 definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 11  EXECUTIVE COMPENSATION.

The information called for by this Item with respect to executive compensation has been omitted pursuant to General Instruction G (3) to Form 10-K. The information is incorporated herein by reference from the 2001 definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information called for by this Item with respect to security ownership of certain beneficial owners and management has been omitted pursuant to General Instruction G(3) to Form 10-K. This information is incorporated by reference from the 2001 definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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

                   3(a)(ii) Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock. (Filed as Exhibit 3(a)(i) to InterTAN's Registration Statement on Form 10 and incorporated herein by reference).

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

                   3(b)(iii) Amended and Restated Bylaws (Filed as Exhibit 3(b)
                             (iii) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1996 and incorporated herein by reference).

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

          10(b) InterTAN, Inc. Restated 1991 Non-Employee Director.Stock Option Plan (as amended through February 21, 1994) (Filed as
                    Exhibit 10(b) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

          10(c) Retirement Agreement dated March 3, 1997 between InterTAN, Inc. and James Michael Wood (Filed as Exhibit 10(c) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1997 and incorporated herein by reference).

          10(d) Employment Agreement between InterTAN, Inc. and James.T. Nichols dated January 1, 1995 (Filed as Exhibit 10(ii) to.InterTAN's Quarterly Report on Form 10-Q for quarter.ended March 31, 1995 and incorporated herein by reference).

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

          10(e) Employment Agreement dated June 10, 1999 between InterTAN, Inc. and Brian E. Levy superceding prior Employment Agreement dated November 29, 1997 between same parties (Filed as Exhibit 10(e)(i) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1999 and incorporated herein by reference).

          10(e)(i) Letter Agreement between InterTAN, Inc. and Brian E. Levy dated February 19, 2001 clarifying and amending employment letter dated June 10, 1999 between same parties. (Filed as Exhibit 10(a) to InterTAN's

                    Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

          10(f) Employment Agreement between InterTAN, Inc. and James G. Gingerich dated March 1, 1995 (Filed as Exhibit 10(v) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1995 and incorporated herein by reference).

          10(f)(i) Amendment to Employment Letter Agreement between InterTAN, Inc. and James G. Gingerich dated February 15, 2000 (Filed on Exhibit 10(b) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 2000 and incorporated herein by reference).

          10(f)(ii) Letter Agreement between InterTAN, Inc. and James G.
                    Gingerich dated February 19, 2001 clarifying and amending letter agreement dated February 15, 2000 between same parties. (Filed as Exhibit 10(b) to InterTAN's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

          10(g) Employment Agreement between InterTAN, Inc. and.Douglas C. Saunders dated March 10, 1995 (Filed as.Exhibit 10(vi) to InterTAN's Quarterly Report on Form.10-Q for quarter ended March 31, 1995 and incorporated herein by reference).

          10(g)(i) Amendment to Employment Letter Agreement between InterTAN, Inc. and Douglas C. Saunders dated February 15, 2000 (Filed as Exhibit 10(c) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 2000 and incorporated herein by reference).

          10(g)(ii) Letter from InterTAN, Inc. to Douglas C. Saunders dated
                    February 19, 2001 clarifying letter agreement dated February 15, 2000 between same parties. (Filed as Exhibit 10(c) to InterTAN's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

          10(h) Amended and Restated License Agreement between Tandy Corporation and InterTAN Australia Ltd. dated as of January 25, 1999 (Filed as Exhibit 10(c) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1999 and incorporated herein by reference).

          10(h)(i) First Amendment to Amended and Restated License Agreement (Australia and New Zealand) between RadioShack Corporation (formerly Tandy Corporation) and InterTAN Australia Ltd. dated as of June 1, 2000. (Filed as Exhibit 10(o)(vii) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 2000 and incorporated herein by reference).

          10(h)(ii) Second Amendment to Amended and Restated License Agreement
                    (Australia and New Zealand) between RadioShack Corporation and InterTAN Australia Ltd., dated as of November 9, 2000. (Filed as Exhibit

                      10(c) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 2000 and incorporated herein by reference).

          10(i) Loan Agreement dated to be effective December 22, 1997 among InterTAN, Inc., InterTAN Canada Ltd., InterTAN U.K. Limited, Bank of America Canada, Bank of America N.T. & S.A. (London England Branch Office) and certain other Lenders as identified therein (Filed as Exhibit 10(c) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1997 and incorporated herein by reference).

          10(i)(i) Form of Rectification and Amendment No.1 to Loan Agreement dated to be effective February 24, 1998 (Filed as Exhibit 10(a) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1998 and incorporated

          10(i)(ii)   Second Amendment to Loan Agreement dated as of January,
                      1999 among InterTAN, Inc. InterTAN Canada Ltd., InterTAN
                      UK Ltd., Bank America Canada, Bank America National Trust and Savings Association, Bankboston Retail Finance Inc.,
                      Congress Financial Corporation, Bank Boston, NA and
                      Burdale Financial Limited. (Filed as Exhibit 10(b) to
                      InterTAN's Quarterly Report on Form 10-Q for quarter ended
                      March 31, 1999 and incorporated herein by reference).

          10(i)(iii)  Third Amendment to Loan Agreement dated as of April, 1999 among InterTAN, Inc. InterTAN Canada Ltd., InterTAN UK Ltd., Bank America Canada, Bank America National Trust and Savings Association, Bankboston Retail Finance Inc. and Congress Financial Corporation. (Filed as Exhibit 10(p)(iii) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1999 and incorporated herein by reference).

          10(i)(iv)   Fourth Amendment to Loan Agreement between InterTAN Canada
                      Ltd., Bank of America Canada, Bankboston Retail Finance
                      Inc. and Congress Financial Corporation dated as of October 1, 1999 (Filed as Exhibit 10(e) to InterTAN's
                      Quarterly Report on Form 10-Q for quarter ended December
                      31, 1999 and incorporated herein by reference).

          10(i)(v) Fifth Amendment to Loan Agreement between InterTAN Canada Ltd., Bank of America Canada, Bankboston Retail Finance Inc. and Congress Financial Corporation dated as of October 1, 1999 (Filed as Exhibit 10(f) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1999 and incorporated herein by reference).

          10(i)(vi)   Assignment and Assumption Agreement between Bank of
                      America Canada, Bankboston Retail Finance Inc. and
                      InterTAN Canada Ltd. dated October 28, 1999 (Filed as
                      Exhibit 10(g) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1999 and incorporated herein by reference).

          10(i)(vii)  Assignment and Assumption Agreement between Bank of
                      America Canada, Congress Financial Corporation and InterTAN Canada Ltd. dated October 28,

                    1999 (Filed as Exhibit 10(h) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1999 and incorporated herein by reference).


        10(i)(viii) Sixth Agreement to Loan Agreement between InterTAN Canada
                    Ltd., InterTAN, Inc. and Bank of America Canada dated as of December 14, 2000. (Filed as Exhibit 10(d) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 2000 and incorporated herein by reference).

        10(i)(ix)   Seventh Amendment to Loan Agreement between InterTAN Canada
                    Ltd., InterTAN, Inc. and Bank of America Canada dated as of
                    March 21, 2001. (Filed as Exhibit 10(e) to InterTAN's
                    Quarterly Report on Form 10-Q for quarter ended March 31,
                    2001 and incorporated herein by reference).

        10(i)(x) Eighth Amendment to Loan Agreement between InterTAN Canada Ltd., InterTAN, Inc. and Bank of America Canada dated as of May 4, 2001. (Filed as Exhibit 10(i) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 2001 and incorporated herein by reference).

        10(j) InterTAN, Inc. 1996 Stock Option Plan and Forms of Stock Option Agreement (Filed as Exhibits 4.6 and 4.7, respectively, to InterTAN's Registration Statement on Form S-8, SEC file number 333-16105, filed on November 14, 1996 and incorporated herein by reference).


        10(k) Employment Agreement between InterTAN, Inc. and Jeffrey A. Losch dated February 23, 1999 (Filed as Exhibit 10(d) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1999 and incorporated herein by reference).

        10(k)(i) Amendment to Employment Letter Agreement between InterTAN, Inc. and Jeffrey A. Losch dated February 15, 2000 (Filed as
                    Exhibit 10(d) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 2000 and incorporated herein by reference).

        10(k)(ii)   Letter from InterTAN, Inc. to Jeffrey A. Losch dated
                    February 19, 2001 clarifying letter agreement dated February
                    15, 2000 between same parties. (Filed as Exhibit 10(d) to InterTAN's Quarterly Report on Form 10-Q for quarter ended
                    March 31, 1999 and incorporated herein by reference).

        10(l) Deed of Indemnity between InterTAN, Inc., Tandy Corporation, InterTAN Canada Ltd., The Carphone Warehouse Limited and Worldwide Telecommunications Ltd. dated January 23, 1999. (Filed as Exhibit No. 10.1 to InterTAN's Current Report on Form 8-K dated January 25, 1999 and incorporated herein by reference).

        10(m)       Tax Deed between InterTAN, Inc. and Beheer-En
                    Belggingsmaatschappij Antika B.V. dated January 23, 1999. (Filed as Exhibit No. 10.2 to InterTAN's Current Report on Form 8-K dated January 25, 1999 and incorporated herein by reference)

        10(n) Correspondence dated June 9, 1999 from InterTAN, Inc. addressed to Brian E. Levy in respect of a grant of restricted stock (Filed as Exhibit 10(x) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1999 and incorporated herein by reference).

        10(n)(i) Restricted Stock Unit Agreement between InterTAN, Inc. and Brian E. Levy made as of October 4, 2000. (Filed as Exhibit 10(a) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 2000 and incorporated herein by reference).

        10(o) Correspondence dated June 9, 1999 from InterTAN, Inc. addressed to James G. Gingerich in respect of a grant of restricted stock (Filed as Exhibit 10(y) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1999 and incorporated herein by reference).

        10(o)(i) Restricted Stock Unit Agreement between InterTAN, Inc. and James G. Gingerich made as of October 4, 2000. (Filed as
                    Exhibit 10(b) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 2000 and incorporated herein by reference).

        10(p) Form of Agreement that evidences the InterTAN, Inc. Plan for 1999 Non-Employee Director Non-Qualified Stock Options (Filed as Exhibit 10(d) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1999 and incorporated herein by reference).

        10(q) Composite copy of Deferred Compensation Plan reflecting amendments thereto authorized by Board of Directors of InterTAN, Inc. on February 14, 2000 (Filed as Exhibit 10(a) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1999 and incorporated herein by reference).

        10(q)(i) Plan Agreement in respect of Deferred Compensation Plan between InterTAN, Inc. and Jeffrey A. Losch dated February 18, 2000 (Filed as Exhibit 10(e) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1999 and incorporated herein by reference).

        10(q)(ii)   Addendum No. 1 to Deferred Compensation Plan Agreement
                    between Jeffrey A. Losch and InterTAN, Inc. dated September
                    13, 2000. (Filed as Exhibit 10(d) to InterTAN's Quarterly
                    Report on Form 10-Q for quarter ended September 30, 2000 and incorporated herein by reference).

        10(q)(iii)  Addendum No. 1 to Deferred Compensation Plan Agreement
                    between Brian E. Levy and InterTAN, Inc. dated September 13, 2000. (Filed as Exhibit 10(a) to InterTAN's Quarterly Report on Form 10-Q for quarter ended September 30, 2000 and incorporated herein by reference).

        10(q)(iv)   Addendum No. 1 to Deferred Compensation Plan Agreement
                    between James G. Gingerich and InterTAN, Inc. dated
                    September 13, 2000. (Filed as Exhibit 10(b) to InterTAN's
                    Quarterly Report on Form 10-Q for quarter ended September
                    30, 2000 and incorporated herein by reference).

        10(q)(v) Addendum No. 1 to Deferred Compensation Plan Agreement between Douglas C. Saunders and InterTAN, Inc. dated September 13, 2000. (Filed as Exhibit 10(c) to InterTAN's Quarterly Report on Form 10-Q for quarter ended September 30, 2000 and incorporated herein by reference).

        10(r) Form of Indemnification Agreement entered into between InterTAN, Inc. and each individual director and executive officer of InterTAN, Inc. dated as of June 7, 2000. (Filed as Exhibit 10(cc) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 2000 and incorporated herein by reference).

        10(s) Letter Agreement between InterTAN, Inc. and RadioShack Corporation dated April 6, 2001. (Filed as Exhibit 10(f) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 2001 and incorporated herein by reference).

        10(t) Termination Agreement among InterTAN Australia Ltd., RadioShack Corporation, InterTAN, Inc., InterTAN Canada Limited, RadioShack International Procurement Limited Partnership and Technotron Sales Corp. Pty. Limited dated April 10, 2001. (Filed as Exhibit 10(g) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 2001 and incorporated herein by reference).

        10(u) Share Acquisition Agreement among InterTAN, Inc., InterTAN Canada Ltd. and Dick Smith Electronics Holdings Pty. Ltd. dated April 10, 2001. (Filed as Exhibit 10(h) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 2001 and incorporated herein by reference).

        *10(v) Second Amended and Restated License Agreement (Canada) between RadioShack Corporation and InterTAN Canada Ltd. dated as of May 1, 2001.

        *10(w) Second Amended and Restated Merchandise Agreement among InterTAN, Inc., InterTAN Canada Ltd., RadioShack Corporation and RadioShack International Procurement Limited Partnership dated as of May 1, 2001.

        *10(x) Second Amended and Restated Advertising Agreement among InterTAN, Inc., InterTAN Canada Ltd., TRS Quality, Inc. and RadioShack Corporation dated as of May 1, 2001.

        *10(y) Amended and Restated Mall Stores Operating and Marketing Agreement among Rogers Wireless Inc., Rogers Wireless Communications Inc., InterTAN Canada Ltd. and InterTAN, Inc. dated as of June 21, 2001.

        *21         Subsidiaries of InterTAN, Inc.

        *23         Consent of Independent Accountants.

___________________
* Filed herewith

         (b)      Reports on Form 8K:

                  A report on Form 8K was filed on May 15, 2001 to report the full details of the sale of the Company's former subsidiary in Australia.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           InterTAN, Inc.

September 27, 2001                         /s/ Brian E. Levy
                                           -----------------------------------
                                           Brian E. Levy,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 27th day of September, 2001 by the following persons on behalf of InterTAN, Inc. and in the capacities indicated.

Signature                                  Title
---------                                  -----
/s/ James G, Gingerich                     Executive Vice President and
---------------------------
James G. Gingerich                         Chief Financial Officer
                                           (Principal Financial Officer)

/s/ Douglas C. Saunders                    Vice President and
---------------------------
Douglas C. Saunders                        Corporate Controller
                                           (Principal Accounting Officer)

/s/ Ron G. Stegall                         Director and
---------------------------
Ron. G. Stegall                            Chairman of the Board

/s/ William C. Bousquette                  Director
---------------------------
William C. Bousquette

/s/ John A. Capstick                       Director
---------------------------
John A. Capstick

/s/ Clark A. Johnson                       Director
---------------------------
Clark A. Johnson

/s/ John H. McDaniel                       Director
---------------------------
John H. McDaniel

/s/ W. Darcy McKeough                      Director
---------------------------
W. Darcy McKeough

/s/ James T. Nichols                       Director and
---------------------------
James T. Nichols                           Vice Chairman of the Board

/s/ Brian E. Levy                          Director and
---------------------------
Brian E. Levy                              President and Chief Executive Officer

                      Report of Independent Accountants on
                          Financial Statement Schedules




To the Board of Directors of
InterTAN, Inc.

Our audits of the consolidated financial statements referred to in our report dated August 13, 2001 appearing in the 2001 Annual Report to Shareholders of InterTAN, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(1) of this Form 10-K. In our opinion, this financial statement schedule present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/PricewaterhouseCoopers LLP






Toronto, Canada
August 13, 2001

                                                                     Schedule II

                                 InterTAN, Inc.
                 Valuation and Qualifying Accounts and Reserves


(In thousands)

                                                                                   --------            ----------------------------
                                                                                     2001                2000                1999
                                                                                   --------            --------            --------
Allowance for Doubtful Accounts

             Balance, beginning of year                                            $    205            $    680            $  1,228

             Additions charged to profit and loss
                                                                                         --                  70                  27
             Accounts receivable charged off,
                  net of recoveries                                                      --                (545)               (575)

             Adjustment on disposal of Australian
                  subsidiary                                                           (164)                 --                  --
                                                                                   --------            --------            --------

             Balance, end of year                                                  $     41            $    205            $    680
                                                                                   ========            ========            ========

European Business Restructuring Reserve

             Balance, beginning of year                                            $    201            $    740            $    881

             Credited to cost and expense                                                --                  --                  --

             Payments and other dispositions, net                                      (201)               (539)               (141)
                                                                                   --------            --------            --------

             Balance, end of year                                                  $     --            $    201            $    740
                                                                                   ========            ========            ========

United Kingdom Business Restructuring Reserve

             Balance, beginning of year                                            $     --            $     --            $  9,416

             Credited to cost and expense                                                --                  --                  --

             Payments and other dispositions, net                                        --                  --              (3,404)

             Adjustment on disposal of United
                  Kingdom subsidary                                                      --                  --              (6,012)

             Balance, end of year                                                  $     --            $     --            $     --
                                                                                   ========            ========            ========

Deferred Tax Valuation Allowance

             Balance, beginning of year                                            $ 28,899            $  7,891            $ 43,250

             Additions to valuation allowance                                           457              21,259                 750

             Adjustments to valuation allowance                                       3,636                (222)                 --

             Utilization of deferred tax assets                                      (7,388)                 --             (36,200)

             Foreign exchange rate effects                                             (145)                (29)                 91
                                                                                   --------            --------            --------

             Balance, end of year                                                  $ 25,459            $ 28,899            $  7,891
                                                                                   ========            ========            ========

                                 InterTAN, Inc.
                                    Form 10-K
                            Year ended June 30, 2001

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

                  3(a)(ii) Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock. (Filed as Exhibit 3(a)(i) to InterTAN's Registration Statement on Form 10 and incorporated herein by reference).

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

                  10(b) InterTAN, Inc. Restated 1991 Non-Employee Director.Stock Option Plan (as amended through February 21, 1994) (Filed as Exhibit 10(b) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

                  10(c) Retirement Agreement dated March 3, 1997 between InterTAN, Inc. and James Michael Wood (Filed as
                             Exhibit 10(c) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1997 and incorporated herein by reference).

                  10(d) Employment Agreement between InterTAN, Inc. and James.T. Nichols dated January 1, 1995 (Filed as
                             Exhibit 10(ii) to.InterTAN's Quarterly Report on Form 10-Q for quarter.ended March 31, 1995 and incorporated herein by reference).

                  10(d)(i) First Amendment to Employment Agreement dated July 1,1998 between InterTAN, Inc. and James T. Nichols (Filed as Exhibit10(a) to InterTAN's Quarterly Report on Form 10-Q for quarter ended September 30, 1998 and incorporated herein by reference).

                  10(d)(ii)  Letter Agreement dated July 1, 1998 between
                             InterTAN, Inc. and James T. Nichols amending prior stock option agreements. (Filed as Exhibit 10(b) to InterTAN's Quarterly Report on Form 10-Q for quarter ended September 30, 1998 and incorporated herein by reference).

                 10(e) Employment Agreement dated June 10, 1999 between InterTAN, Inc. and Brian E. Levy superceding prior Employment Agreement dated November 29, 1997 between same parties (Filed as Exhibit 10(e)(i) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1999 and incorporated herein by reference).

                 10(e)(i)     Letter Agreement between InterTAN, Inc. and Brian
                              E. Levy dated February 19, 2001 clarifying and amending employment letter dated June 10, 1999 between same parties. (Filed as Exhibit 10(a) to InterTAN's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

                 10(f) Employment Agreement between InterTAN, Inc. and James G. Gingerich dated March 1, 1995 (Filed as
                              Exhibit 10(v) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1995 and incorporated herein by reference).

                 10(f)(i) Amendment to Employment Letter Agreement between InterTAN, Inc. and James G. Gingerich dated February 15, 2000 (Filed on Exhibit 10(b) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 2000 and incorporated herein by reference).

                 10(f)(ii)    Letter Agreement between InterTAN, Inc. and James
                              G. Gingerich dated February 19, 2001 clarifying and amending letter agreement dated February 15, 2000 between same parties. (Filed as Exhibit 10(b) to InterTAN's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

                 10(g)        Employment Agreement between InterTAN, Inc.
                              and.Douglas C. Saunders dated March 10, 1995
                              (Filed as.Exhibit 10(vi) to InterTAN's Quarterly Report on Form.10-Q for quarter ended March 31, 1995 and incorporated herein by reference).

                 10(g)(i) Amendment to Employment Letter Agreement between InterTAN, Inc. and Douglas C. Saunders dated

                              February 15, 2000 (Filed as Exhibit 10(c) to
                              InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 2000 and incorporated herein by reference).


                 10(g)(ii)    Letter from InterTAN, Inc. to Douglas C. Saunders
                              dated February 19, 2001 clarifying letter agreement dated February 15, 2000 between same parties. (Filed as Exhibit 10(c) to InterTAN's
                              Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

                 10(h) Amended and Restated License Agreement between Tandy Corporation and InterTAN Australia Ltd. dated as of January 25, 1999 (Filed as Exhibit 10(c) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1999 and incorporated herein by reference).

                 10(h)(i) First Amendment to Amended and Restated License Agreement (Australia and New Zealand) between RadioShack Corporation (formerly Tandy Corporation) and InterTAN Australia Ltd. dated as of June 1, 2000. (Filed as Exhibit 10(o)(vii) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 2000 and incorporated herein by reference).

                 10(h)(ii)    Second Amendment to Amended and Restated License
                              Agreement (Australia and New Zealand) between
                              RadioShack Corporation and InterTAN Australia
                              Ltd., dated as of November 9, 2000. (Filed as
                              Exhibit 10(c) to InterTAN's Quarterly Report on
                              Form 10-Q for quarter ended December 31, 2000 and incorporated herein by reference).

                 10(i) Loan Agreement dated to be effective December 22, 1997 among InterTAN, Inc., InterTAN Canada Ltd., InterTAN U.K. Limited, Bank of America Canada, Bank of America N.T. & S.A. (London England Branch Office) and certain other Lenders as identified therein (Filed as Exhibit 10(c) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1997 and incorporated herein by reference).

                 10(i)(i) Form of Rectification and Amendment No.1 to Loan Agreement dated to be effective February 24, 1998 (Filed as Exhibit 10(a) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1998 and incorporated

                 10(i)(ii)    Second Amendment to Loan Agreement dated as of
                              January,1999 among InterTAN, Inc. InterTAN Canada
                              Ltd., InterTAN UK Ltd., Bank America Canada, Bank
                              America National Trust and Savings Association,
                              Bankboston Retail Finance Inc., Congress Financial
                              Corporation, Bank Boston, NA and Burdale Financial
                              Limited. (Filed as Exhibit 10(b) to InterTAN's
                              Quarterly Report on Form 10-Q for quarter ended
                              March 31, 1999 and incorporated herein by reference).

                 10(i)(iii)   Third Amendment to Loan Agreement dated as of
                              April, 1999 among InterTAN, Inc. InterTAN Canada
                              Ltd., InterTAN UK Ltd., Bank America Canada, Bank
                              America National Trust and Savings Association,
                              Bankboston Retail Finance Inc. and Congress
                              Financial Corporation. (Filed as Exhibit
                              10(p)(iii) to InterTAN's Annual Report on Form
                              10-K for fiscal year ended June 30, 1999 and incorporated herein by reference).

                 10(i)(iv)    Fourth Amendment to Loan Agreement between
                              InterTAN Canada Ltd., Bank of America Canada,
                              Bankboston Retail Finance Inc. and Congress
                              Financial Corporation dated as of October 1, 1999
                              (Filed as Exhibit 10(e) to InterTAN's Quarterly
                              Report on Form 10-Q for quarter ended December 31,
                              1999 and incorporated herein by reference).

                 10(i)(v) Fifth Amendment to Loan Agreement between InterTAN Canada Ltd., Bank of America Canada, Bankboston Retail Finance Inc. and Congress Financial Corporation dated as of October 1, 1999 (Filed as
                              Exhibit 10(f) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1999 and incorporated herein by reference).

                 10(i)(vi)    Assignment and Assumption Agreement between Bank
                              of America Canada, Bankboston Retail Finance Inc.
                              and InterTAN Canada Ltd. dated October 28, 1999
                              (Filed as Exhibit 10(g) to InterTAN's Quarterly
                              Report
                          on Form 10-Q for quarter ended December 31, 1999 and incorporated herein by reference).

          10(i)(vii)      Assignment and Assumption Agreement between Bank of
                          America Canada, Congress Financial Corporation and
                          InterTAN Canada Ltd. dated October 28, 1999 (Filed as
                          Exhibit 10(h) to InterTAN's Quarterly Report on Form
                          10-Q for quarter ended December 31, 1999 and incorporated herein by reference).

          10(i)(viii)     Sixth Agreement to Loan Agreement between InterTAN
                          Canada Ltd., InterTAN, Inc. and Bank of America Canada dated as of December 14, 2000. (Filed as Exhibit 10(d) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 2000 and incorporated herein by reference).

          10(i)(ix)       Seventh Amendment to Loan Agreement between InterTAN
                          Canada Ltd., InterTAN, Inc. and Bank of America Canada dated as of March 21, 2001. (Filed as Exhibit 10(e) to
                          InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 2001 and incorporated herein by reference).

          10(i)(x) Eighth Amendment to Loan Agreement between InterTAN Canada Ltd., InterTAN, Inc. and Bank of America Canada dated as of May 4, 2001. (Filed as Exhibit 10(i) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 2001 and incorporated herein by reference).

          10(j) InterTAN, Inc. 1996 Stock Option Plan and Forms of Stock Option Agreement (Filed as Exhibits 4.6 and 4.7, respectively, to InterTAN's Registration Statement on Form S-8, SEC file number 333-16105, filed on November 14, 1996 and incorporated herein by reference).

          10(k) Employment Agreement between InterTAN, Inc. and Jeffrey A. Losch dated February 23, 1999 (Filed as
                          Exhibit 10(d) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1999 and incorporated herein by reference).

          10(k)(i) Amendment to Employment Letter Agreement between InterTAN, Inc. and Jeffrey A. Losch dated

                           February 15, 2000 (Filed as Exhibit 10(d) to
                           InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 2000 and incorporated herein by reference).

           10(k)(ii)       Letter from InterTAN, Inc. to Jeffrey A. Losch dated
                           February 19, 2001 clarifying letter agreement dated
                           February 15, 2000 between same parties. (Filed as Exhibit 10(d) to InterTAN's Quarterly Report on Form
                           10-Q for quarter ended March 31, 1999 and incorporated herein by reference).

           10(l) Deed of Indemnity between InterTAN, Inc., Tandy Corporation, InterTAN Canada Ltd., The Carphone Warehouse Limited and Worldwide Telecommunications Ltd. dated January 23, 1999. (Filed as Exhibit No.
                           10.1 to InterTAN's Current Report on Form 8-K dated January 25, 1999 and incorporated herein by reference).

           10(m) Tax Deed between InterTAN, Inc. and Beheer-En Belggingsmaatschappij Antika B.V. dated January 23, 1999. (Filed as Exhibit No. 10.2 to InterTAN's Current Report on Form 8-K dated January 25, 1999 and incorporated herein by reference).

           10(n)           Correspondence dated June 9, 1999 from InterTAN, Inc.
                           addressed to Brian E. Levy in respect of a grant of restricted stock (Filed as Exhibit 10(x) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1999 and incorporated herein by reference).

           10(n)(i) Restricted Stock Unit Agreement between InterTAN, Inc. and Brian E. Levy made as of October 4, 2000. (Filed as Exhibit 10(a) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 2000 and incorporated herein by reference).

           10(o)           Correspondence dated June 9, 1999 from InterTAN, Inc.
                           addressed to James G. Gingerich in respect of a grant of restricted stock (Filed as Exhibit 10(y) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1999 and incorporated herein by reference).

           10(o)(i) Restricted Stock Unit Agreement between InterTAN, Inc. and James G. Gingerich made as of October 4, 2000. (Filed as Exhibit 10(b) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 2000 and incorporated herein by reference).

           10(p)           Form of Agreement that evidences the InterTAN, Inc.
                           Plan for 1999 Non-Employee Director Non-Qualified Stock Options (Filed as Exhibit 10(d) to InterTAN's Quarterly Report on Form 10-Q for quarter ended December 31, 1999 and incorporated herein by reference).

           10(q) Composite copy of Deferred Compensation Plan reflecting amendments thereto authorized by Board of Directors of InterTAN, Inc. on February 14, 2000 (Filed as Exhibit 10(a) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1999 and incorporated herein by reference).

           10(q)(i) Plan Agreement in respect of Deferred Compensation Plan between InterTAN, Inc. and Jeffrey A. Losch dated February 18, 2000 (Filed as Exhibit 10(e) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 1999 and incorporated herein by reference).

           10(q)(ii)       Addendum No. 1 to Deferred Compensation Plan
                           Agreement between Jeffrey A. Losch and InterTAN, Inc.
                           dated September 13, 2000. (Filed as Exhibit 10(d) to
                           InterTAN's Quarterly Report on Form 10-Q for quarter ended September 30, 2000 and incorporated herein by reference).

           10(q)(iii)      Addendum No. 1 to Deferred Compensation Plan
                           Agreement between Brian E. Levy and InterTAN, Inc.
                           dated September 13, 2000. (Filed as Exhibit 10(a) to
                           InterTAN's Quarterly Report on Form 10-Q for quarter ended September 30, 2000 and incorporated herein by reference).

           10(q)(iv)       Addendum No. 1 to Deferred Compensation Plan
                           Agreement between James G. Gingerich and InterTAN,
                           Inc. dated September 13, 2000. (Filed as Exhibit
                           10(b) to InterTAN's Quarterly Report on

                           Form 10-Q for quarter ended September 30, 2000 and incorporated herein by reference).

           10(q)(v) Addendum No. 1 to Deferred Compensation Plan Agreement between Douglas C. Saunders and InterTAN, Inc. dated September 13, 2000. (Filed as Exhibit 10(c) to InterTAN's Quarterly Report on Form 10-Q for quarter ended September 30, 2000 and incorporated herein by reference).

           10(r) Form of Indemnification Agreement entered into between InterTAN, Inc. and each individual director and executive officer of InterTAN, Inc. dated as of June 7, 2000. (Filed as Exhibit 10(cc) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 2000 and incorporated herein by reference).

           10(s) Letter Agreement between InterTAN, Inc. and RadioShack Corporation dated April 6, 2001. (Filed as
                           Exhibit 10(f) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 2001 and incorporated herein by reference).

           10(t) Termination Agreement among InterTAN Australia Ltd., RadioShack Corporation, InterTAN, Inc., InterTAN Canada Limited, RadioShack International Procurement Limited Partnership and Technotron Sales Corp. Pty. Limited dated April 10, 2001. (Filed as Exhibit 10(g) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 2001 and incorporated herein by reference).

           10(u) Share Acquisition Agreement among InterTAN, Inc., InterTAN Canada Ltd. and Dick Smith Electronics Holdings Pty. Ltd. dated April 10, 2001. (Filed as
                           Exhibit 10(h) to InterTAN's Quarterly Report on Form 10-Q for quarter ended March 31, 2001 and incorporated herein by reference).

           *10(v) Second Amended and Restated License Agreement (Canada) between RadioShack Corporation and InterTAN Canada Ltd. dated as of May 1, 2001.

           *10(w) Second Amended and Restated Merchandise Agreement among InterTAN, Inc., InterTAN Canada Ltd., RadioShack Corporation and RadioShack

                           International Procurement Limited Partnership dated as of May 1, 2001.

           *10(x) Second Amended and Restated Advertising Agreement among InterTAN, Inc., InterTAN Canada Ltd., TRS Quality, Inc. and RadioShack Corporation dated as of May 1, 2001.

           *10(y) Amended and Restated Mall Stores Operating and Marketing Agreement among Rogers Wireless Inc., Rogers Wireless Communications Inc., InterTAN Canada Ltd. and InterTAN, Inc. dated as of June 21, 2001.

           *21             Subsidiaries of InterTAN, Inc.

           *23             Consent of Independent Accountants.

___________________
* Filed herewith