Form 10-Q
period 2001-12-31
INTERTAN INC
filed 2002-02-12
CIK 803227

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549
                                    FORM 10-Q

--------------------------------------------------------------------------------

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001 or
                                                    -----------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to ________


Commission file number 1-10062
                       -------

                                 InterTAN, Inc.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


Delaware                                                75-2130875
------------------------------------------     ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

       279 Bayview Drive
       Barrie, Ontario Canada                            L4M 4W5
------------------------------------------      --------------------------------
  (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:    (705) 728-6242
                                                    ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No ____
                                      ---
At January 31, 2002, 24,585,081 shares of the registrant's common stock, par value $1.00 per share, were outstanding.

                                     PART I

                                                                       Page

Introductory note regarding forward-looking information                  3

ITEM 1 - Financial Statements and Supplementary Data

            Consolidated Statements of Operations                        4

            Consolidated Balance Sheets                                  5

            Consolidated Statements of Cash Flows                        6

            Notes to Consolidated Financial Statements                   7

ITEM 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         13


                                     PART II

ITEM 1 - Legal Proceedings                                              23

ITEM 4 - Submission of Matters to a Vote of Security Holders            23

ITEM 6 - Exhibits and Reports on Form 8-K                               23

                                      OTHER

Signatures                                                              26

Introductory Note Regarding Forward-Looking Information

Certain statements in this Report on form 10-Q constitute forward-looking statements that involve risks and uncertainties. The forward-looking statements include statements regarding:

 .    The resolution of the Company's dispute with the purchaser of its former subsidiary in Australia.
 .    The outcome of various Australian, Canadian and United States income tax issues.
 .    The benefits of extending the Company's expanded range of digital cameras to a wider range of its stores.
 .    The impact on sales and profits of the Company's strategy to selectively expand the video game business.
 .    The Company's ability to establish a more reliable source of supply for computers with Pentium 4 technology and position itself more aggressively in that marketplace.
 .    The Company's ability to expand its retail square footage through both new stores and expanding the size of certain existing stores.
 .    The benefits of the Company's investment in additional human resources in sales areas of responsibility.
 .    The impact on selling, general and administrative expenses of the restructuring program completed during the second quarter.
 .    Future levels of interest income and expense.
 .    The ability of the Company's inventory management program to positively impact obsolescence risk and improve cash flow.
 .    The adequacy of the Company's liquidity.
 .    The adequacy of the indemnity obtained from the purchaser of the Company's former subsidiary in the United Kingdom.
 .    Possible payments under indemnities provided to the purchaser of InterTAN
     Australia Ltd.
 .    Forecasted capital expenditures for fiscal year 2002.
 .    Estimates of cash required to fund the repurchase of common stock.

Important factors that could cause actual results to differ materially from those indicated in the forward-looking statements include, but are not limited to:

 .    International political, military and economic conditions.
 .    Interest and foreign exchange rate fluctuations.
 .    Actions of United States and foreign taxing authorities, including computations of balances owing.
 .    Changes in consumer demand and preference.
 .    Consumer confidence.
 .    Competitive products and pricing.
 .    Availability of products.
 .    Inventory risks due to shifts in market conditions.
 .    Dependence on manufacturers' product development.
 .    The regulatory and trade environment.
 .    The value of the Company's common stock and the general condition of the stock market.
 .    Real estate market fluctuations and
 .    Other risks indicated in InterTAN's previously filed periodic reports with the Securities and Exchange Commission, including its Form 10-K for the 2001 fiscal year.

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

ITEM 1 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Operations
(U.S. dollars in thousands, except per share data)
(Unaudited)

                                                                  Three months ended         Six months ended
                                                                      December 31               December 31
                                                                2001           2000         2001         2000
-----------------------------------------------------------------------------------------------------------------
Net sales and operating revenues                               $ 135,831     $ 164,050   $ 226,196     $ 284,001
Other income (loss)                                                  (13)           32          (2)           91
-----------------------------------------------------------------------------------------------------------------
                                                                 135,818       164,082     226,194       284,092

Operating costs and expenses:
   Cost of products sold                                          82,894        99,899     137,756       172,101
   Selling, general and administrative expenses                   32,715        44,036      60,401        80,915
   Depreciation and amortization                                   1,395         1,629       2,760         3,221
   Restructuring charge                                                -             -       3,213             -
-----------------------------------------------------------------------------------------------------------------
                                                                 117,004       145,564     204,130       256,237
-----------------------------------------------------------------------------------------------------------------

Operating income                                                  18,814        18,518      22,064        27,855

Foreign currency transaction gains (losses)                          156          (126)        295          (252)
Interest income                                                      309           195       1,035           629
Interest expense                                                     (96)         (527)       (200)         (651)
-----------------------------------------------------------------------------------------------------------------

Income before income taxes                                        19,183        18,060      23,194        27,581
Income taxes                                                       8,325         7,896      10,480        12,092
-----------------------------------------------------------------------------------------------------------------

Net income                                                     $  10,858     $  10,164   $  12,714     $  15,489
-----------------------------------------------------------------------------------------------------------------

Basic net income per average common share                      $    0.42     $    0.37   $    0.48     $    0.56
Diluted net income per average common share                    $    0.42     $    0.36   $    0.47     $    0.54
-----------------------------------------------------------------------------------------------------------------

Average common shares outstanding                                 25,651        27,744      26,744        27,888
Average common shares outstanding assuming dilution               26,097        28,403      27,203        28,676
-----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets
(U.S. dollars in thousands, except share amounts)
(Unaudited)

                                                                                December 31       June 30      December 31
                                                                                   2001             2001          2000
--------------------------------------------------------------------------------------------------------------------------
Assets
Current Assets
   Cash and short-term investments                                               $  70,739       $  86,233       $  20,207
   Accounts receivable, less allowance for doubtful accounts                        25,355          12,598          28,753
   Inventories                                                                      86,789          90,394         137,161
   Other current assets                                                              1,819           1,151             950
   Deferred income taxes                                                             2,179           2,290           2,258
--------------------------------------------------------------------------------------------------------------------------
       Total current assets                                                        186,881         192,666         189,329

Property and equipment, less accumulated depreciation and amortization              21,120          19,817          25,149
Other assets                                                                            16              16              24
Deferred income taxes                                                                2,884           3,031           2,451
--------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                     $ 210,901       $ 215,530       $ 216,953
==========================================================================================================================

Liabilities  and Stockholders' Equity
Current Liabilities
   Accounts payable                                                              $  25,348       $  20,034       $  28,042
   Accrued expenses                                                                 23,253          13,650          26,800
   Income taxes payable                                                             24,832          24,913          27,130
   Deferred service contract revenue - current portion                               5,677           5,507           5,655
--------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                    79,110          64,104          87,627

Deferred service contract revenue - non current portion                              5,167           4,599           5,052
Other liabilities                                                                    2,333           2,518           6,421
--------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                              86,610          71,221          99,100
==========================================================================================================================

Stockholders' Equity

Preferred stock, no par value, 1,000,000 shares authorized,
     none issued or outstanding                                                          -               -               -
Common stock, $1 par value, 40,000,000 shares authorized,
     31,706,175, 31,225,048 and 30,969,117, respectively, issued                    31,706          31,225          30,969
Additional paid-in capital                                                         154,967         151,744         148,862
Common stock in treasury, at cost, 6,680,768, 3,101,818
     and 3,102,178 shares, respectively                                            (66,949)        (35,405)        (35,403)
Retained earnings                                                                   26,466          13,752           5,714
Accumulated other comprehensive loss                                               (21,899)        (17,007)        (32,289)
--------------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                    124,291         144,309         117,853
==========================================================================================================================

     Commitments and contingencies (See Notes 3, 8 and 9)
Total Liabilities and Stockholders' Equity                                       $ 210,901       $ 215,530       $ 216,953
==========================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

                                                                                        Six months ended
(U.S. dollars in thousands)                                                                December 31
(Unaudited)                                                                         2001               2000
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                         $ 12,714           $ 15,489
     Adjustments to reconcile net income to cash
         used in operating activities:
            Depreciation and amortization                                             2,760              3,221
            Stock-based compensation                                                    712                582
            Other                                                                        14                 46

Cash provided by (used in) assets and liabilities:
     Accounts receivable                                                            (13,474)           (16,211)
     Inventories                                                                       (725)           (18,196)
     Other current assets                                                              (733)               207
     Accounts payable                                                                 6,374              2,580
     Accrued expenses                                                                10,223             10,720
     Income taxes payable                                                             1,113             (2,556)
     Deferred service contract revenue                                                1,247                589
---------------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) operating activities                      20,225             (3,529)
---------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property and equipment                                                  (5,158)            (6,757)
Proceeds from sales of property and equipment                                           105                171
Other investing activities                                                             (121)               627
---------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                                    (5,174)            (5,959)
---------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Proceeds from issuance of common stock to employee plans                                792                972
Proceeds from exercise of stock options                                               2,023                234
Purchase of treasury stock                                                          (31,367)           (15,373)
---------------------------------------------------------------------------------------------------------------
            Net cash used in financing activities                                   (28,552)           (14,167)
---------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                              (1,993)              (888)
---------------------------------------------------------------------------------------------------------------
Net decrease in cash and short-term investments                                     (15,494)           (24,543)
Cash and short-term investments, beginning of year                                   86,233             44,750
---------------------------------------------------------------------------------------------------------------

Cash and short-term investments, end of year                                       $ 70,739           $ 20,207
===============================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1        Basis of Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements", and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with accounting principles and practices (including consolidation practices) as reflected in InterTAN, Inc.'s ("InterTAN" or the "Company") Annual Report on Form 10-K for the fiscal year ended June 30, 2001, and, in the opinion of the Company, include all adjustments necessary for a fair presentation of the Company's financial position as of December 31, 2001 and 2000 and the results of its operations for the three and six months ended December 31, 2001 and 2000 and its cash flows for the six months ended December 31, 2001 and 2000. Such adjustments are of a normal and recurring nature. Operating results for the three and six months ended December 31, 2001 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

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

Note 3        Disposal of Australian Subsidiary

During the fourth quarter of fiscal year 2001, the Company sold its former subsidiary in Australia. The consolidated balance sheet as at December 31, 2000 and the consolidated statements of operations and cash flows for the three and six months then ended include the results of the Australian subsidiary.

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

Under the terms of the sale agreement, during the nine-month period following the sale, which period ended January 31, 2002, the Company indemnified the purchaser against any inaccuracies in the financial statements of the former Australian subsidiary as of the date of sale. Except as relating to the matter described above, no claims were made under this indemnity within the prescribed time period. Layered on top of this indemnity is a two-year indemnity covering tax matters only and which expires April 30, 2003. This indemnity has a limit of A$4,000,000 (approximately $2,000,000). To date, no claims have been made under this tax indemnity. In addition, the Company indemnified the purchaser against termination costs with respect to certain employees. One claim has been received under this indemnity for an amount of approximately $60,000. The time for making additional claims under this indemnity has now expired.

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

Note 4        Restructuring Charge

During the first quarter of fiscal year 2002, the Company recorded a restructuring charge of $3,213,000. Approximately $500,000 of this charge related to the write-off of costs incurred in connection with the study of various alternatives to enhance shareholder value. This study began during fiscal year 2001 and was concluded during the first quarter of fiscal year 2002. The remainder represented the cost of restructuring the Company's Board of Directors and streamlining the Company's Corporate Office and integrating it with InterTAN's operating subsidiary, InterTAN Canada Ltd.

The following is a summary of activity within this reserve during fiscal year 2001:

                                          Balance                              Balance
                                          June 30     Provision              December 31
(U.S. dollars in thousands)                 2001       Recorded      Paid       2001
----------------------------------------------------------------------------------------
Professional fees and related expenses    $  -        $   510     $   510     $     -
Retirement, severance and other
    compensation costs                       -          2,659         531       2,128
Other charges                                -             44          44           -
----------------------------------------------------------------------------------------

                                          $  -        $ 3,213     $ 1,085     $ 2,128
========================================================================================

Note 5        Treasury Stock Repurchase Program

By June 30, 2001, the Company had completed two previously announced share repurchase programs. Under the two programs combined, a total of 3,000,000 shares were acquired at an aggregate cost of $34,162,000. During the first quarter of fiscal year 2002, the Company's Board of Directors announced a third share repurchase program under which management was authorized to purchase up to 2,800,000 shares of the Company's common stock. By September 30, 2001, 1,894,100 shares had been acquired at an aggregate cost of $15,496,000. During early October, the remaining 905,900 shares were purchased for a total additional consideration of $7,650,000. The average cost of all shares acquired under this plan was $8.27 per share, including commissions. On October 25, 2001, the Company's Board of Directors announced a fourth share repurchase program. Under this program, management is authorized, subject to appropriate market conditions, to repurchase up to 2,600,000 shares of the Company's common stock, approximately 10% of shares then outstanding. By December 31, 2001, 764,700 shares had been acquired under this plan at an aggregate cost of $8,221,000, approximately $10.75 per share, including commissions.

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

Basic and diluted net income per average common share and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is set out below:


                                                                      Three months ended December 31
                                            --------------------------------------------------------------------------------
       (U.S.dollars in thousands,                             2001                                      2000
                                            --------------------------------------------------------------------------------
       except for per share data)             Income         Shares        Per Share    Income         Shares      Per Share
                                            (Numerator)   (Denominator)     Amount    (Numerator)   (Denominator)   Amount
                                            ----------------------------------------  --------------------------------------
       Net income                             $ 10,858                                   $ 10,164
                                            ==========                                ===========

       Basic EPS
       Income available to
          common stockholders                 $ 10,858          25,651       $ 0.42      $ 10,164        27,744       $ 0.37
                                                                           ========                                =========

       Effect of Dilutive Securities
       Stock options                                 -             446                          -           659
                                            ----------      -----------               -----------    ----------

       Diluted EPS
       Income available to
          common stockholders including
          assumed conversions                  $10,858          26,097       $ 0.42      $ 10,164        28,403       $ 0.36
                                            ==========      ===========    ========   ===========    ==========    =========


                                                                        Six months ended December 31
                                            --------------------------------------------------------------------------------
       (U.S.dollars in thousands,                             2001                                      2000
                                            --------------------------------------------------------------------------------
       except for per share data)             Income         Shares        Per Share    Income         Shares      Per Share
                                            (Numerator)   (Denominator)     Amount    (Numerator)   (Denominator)   Amount
                                            --------------------------------------------------------------------------------
       Net income                             $ 12,714                                   $ 15,489
                                            ==========                                ===========

       Basic EPS
       Income available to
          common stockholders                 $ 12,714          26,744       $ 0.48      $ 15,489        27,888       $ 0.56
                                                                           ========                                =========

       Effect of Dilutive Securities
       Stock options                                 -             459                          -           788
                                            ----------      ----------                -----------    ----------

       Diluted EPS
       Income available to
          common stockholders including
          assumed conversions                 $ 12,714          27,203       $ 0.47      $ 15,489        28,676       $ 0.54
                                            ==========      ==========     ========   ===========    ==========    =========

At December 31, 2001 and 2000, the Company's directors and employees held options to purchase 1,401,798 and 1,659,357 common shares, respectively, at prices ranging from $2.4792 to $14.75. During the three months ended December 31, 2001 and 2000, all but 582,822 and 248,402 of such options were considered in calculating diluted EPS. These options were excluded because the option exercise price was greater than the average market price of the Company's common stock during such periods. The dilutive effect of these options in future periods will depend on the average price of the Company's common stock during such periods.

Note 7    Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income includes net income and the net change in foreign currency translation effects. The comprehensive income for the three months ended December 31, 2001 and 2000 was $10,024,000 and $11,393,000, respectively. For the six month-periods ended December 31, 2001 and 2000, comprehensive income was $7,822,000 and $12,661,000, respectively.

Note 8    Income Taxes

The provision for domestic and foreign income taxes for the three and six-month periods ended December 31, 2001 was $8,325,000 and $10,480,000, respectively, representing Canadian income tax on the profits of the Company's Canadian subsidiary. The effective rate of tax for the six-month period ended December 31, 2001 was higher than normal because a full valuation allowance was recorded against the deferred tax asset arising from certain components of the restructuring charge recorded in the first quarter that were not currently tax deductible. For the three and six-month periods ended December 31, 2000, the provision was $7,896,000 and $12,092,000, including Canadian income tax on the profits of the Canadian subsidiary as well as Australian income tax on the profits of the Company's former subsidiary in Australia.

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

Late in fiscal year 2001, the Company reached an agreement with both the Canadian and United States tax authorities, settling substantially all of its remaining outstanding tax issues and recorded an additional provision of $700,000. Although agreement in principle has been reached on these issues, final statements summarizing amounts owing have not been received from either government. Because of the age of these issues and the terms of the settlements, there are complex interest computations to be made. Accordingly, it is not practical for management to determine with precision the exact liability associated with these matters. Management estimates that, at current rates of exchange, the liability to settle all outstanding tax issues, including the matter described immediately above, is in the range of $22,000,000 to $25,000,000. Management further believes that it has a provision recorded sufficient to pay the estimated liability resulting from these issues; however, the amount ultimately paid could differ from management's estimate.

The Company has one remaining issue in dispute with the Internal Revenue Service ("IRS") in the United States. The Company disagrees with the position of the IRS on this issue and, on the advice of legal counsel, believes it has meritorious arguments in its defense and is in the process of vigorously defending its position. It is management's determination that no additional provision need be recorded for this matter. However, should the IRS prevail in its position, the Company could potentially have an additional maximum liability of $1,700,000.

Note 9    Commitments and Contingencies

In connection with the sale of its former United Kingdom subsidiary during fiscal year 1999, the Company remains contingently liable as guarantor of certain leases of InterTAN U.K. Limited. At December 31, 2001 the remaining lease obligation assumed by the purchaser and guaranteed by the Company was approximately $18,000,000 and the average remaining life of such leases was approximately 5 years. If the purchaser were to default on the lease obligations, management believes the Company could reduce the exposure through assignment, subletting and other means. The Company has obtained an indemnity from the purchaser for an amount equal to management's best estimate of the Company's potential exposure under these guarantees. At December 31, 2001, the amount of this indemnity was approximately $7,400,000. The amount of this indemnity declines over time as the Company's risk diminishes. Apart from this matter and the issues discussed in Notes 3 and 8, there are no material pending proceedings or claims, other than routine matters incidental to the Company's business, to which the Company or any of its subsidiaries is a party, or to which any of its property is subject.

Note 10   Segment Reporting

The Company was traditionally managed along geographic lines, with its Corporate Headquarters also treated as a separate business unit. Following the sale of the Company's former subsidiary in Australia during the fourth quarter of fiscal year 2001, the Company undertook a restructuring program to streamline its operations and integrate its former Corporate Headquarters with its Canadian subsidiary. Accordingly, the Company now has only one business segment, referred to herein as "Canada", the "Canadian subsidiary" or "RadioShack Canada". Transactions between segments during prior periods were not common and were not material to the segment information. The table below summarizes net sales and operating revenues, operating income (loss) and identifiable assets for the Company's segments. Consolidated operating income is reconciled to the Company's income before income tax:

                      Net Sales and Operating Revenues and
                           Operating Income by Segment

(U.S. dollars in thousands)


                                                         Three months ended                 Six months ended
                                                             December 31                      December 31
                                                      2001              2000               2001             2000
---------------------------------------------------------------------------------------------------------------------
Net sales and operating revenues
    Canada                                            $ 135,831         $ 132,946          $ 226,196        $ 225,805
    Australia                                                 -            31,104                  -           58,196
---------------------------------------------------------------------------------------------------------------------
                                                      $ 135,831         $ 164,050          $ 226,196        $ 284,001
---------------------------------------------------------------------------------------------------------------------

Operating income (loss)
    Canada                                            $  18,814 /1/     $  19,128          $  22,064 /1/    $  28,368
    Australia                                                 -               670                  -            1,907
---------------------------------------------------------------------------------------------------------------------
                                                         18,814            19,798             22,064           30,275
    Corperate Headquarters' expenses                          - /1/        (1,280)                 - /1/       (2,420)
---------------------------------------------------------------------------------------------------------------------
Operating income                                         18,814            18,518             22,064           27,855
Foreign currency transaction gains (losses)                 156              (126)               295             (252)
Interest income                                             309               195              1,035              629
Interest expense                                            (96)             (527)              (200)            (651)
---------------------------------------------------------------------------------------------------------------------
Net income before income taxes                        $  19,183         $  18,060          $  23,194        $  27,581
=====================================================================================================================

           /1/ During fiscal year 2002, the Company's former Corporate
               Headquarters unit was integrated with its Canadian subsidiary.

                                        Identifiable Assets by Segement

(U.S. dollars in thousands)       December 31        June 30      December 31
                                      2001             2001           2000
-----------------------------------------------------------------------------
Canada                            $ 210,901 /1/      $ 163,016      $ 160,068
Australia                                 -                  -         52,871
Corporate Headquarters                    - /1/         52,514          4,014
-----------------------------------------------------------------------------
                                  $ 210,901          $ 215,530      $ 216,953
=============================================================================

           /1/ During fiscal year 2002, the Company's former Corporate
               Headquarters unit was integrated with its Canadian subsidiary.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

InterTAN is engaged in the sale of consumer electronics products primarily through company-operated retail stores and dealer outlets in Canada. The Company's retail operations are conducted through a wholly-owned subsidiary, InterTAN Canada Ltd., which operates under the trade name "RadioShack". The Company's Corporate Headquarters was integrated with the operations of its Canadian subsidiary during the second quarter of fiscal year 2002. During fiscal year 2001, the Company also had retail and dealer outlets in Australia. Operations in Australia were carried out through a wholly-owned subsidiary, InterTAN Australia Ltd., which conducted business under the trade name "Tandy". The Company's Australian subsidiary was sold effective April 2001. The "RadioShack" and "Tandy" trade names are used under license from RadioShack Corporation ("RadioShack U.S.A."). In addition, the Company has entered into an agreement in Canada with Rogers Wireless Inc. ("Rogers") to operate telecommunications stores ("Rogers AT&T" stores) on its behalf. At December 31, 2001, 58 Rogers AT&T stores were in operation.

Overview

There were a number of special factors and charges in the first six months of fiscal years 2002 and 2001 that significantly impacted the Company's results of operations and affected the comparability of reported results for both the three and six-month periods ended December 31, 2001.

As previously discussed, effective April 30, 2001, the Company sold its subsidiary in Australia. The consolidated balance sheet as at December 31, 2000 and the consolidated statements of operations and cash flows for the three and six months then ended include the results of the Australian subsidiary.

During the first quarter of fiscal year 2002, the Company recorded a restructuring charge of $3,213,000. See "Restructuring Charge". Management estimates that the tax provision for the quarter was reduced by approximately $1,030,000 as a result of the deductibility for tax purposes of a portion of the restructuring costs.

The tables below reflect the Company's sales, operating income, net income, and net income per share for the three and six-month periods ended December 31, 2001 and 2000, adjusted to eliminate the following: sales and results of InterTAN Australia Ltd. for the three and six-month periods ended December 31, 2000; the restructuring charge during the six-month period ended December 31, 2001; and the effect of the restructuring charge on the tax provision for the six-month period ended December 31, 2001.

                                             Three months ended                  Six months ended
                                       -----------------------------  -------------------------------
(U.S. dollars in thousands, except              December 31                      December 31
    per share amounts)                     2001             2000            2001             2000
                                       -----------------------------  -------------------------------
Sales and other operating revenues     $  135,831      $   164,050     $   226,196      $   284,001

Sales of Australian subsidiary                  -          (31,104)              -          (58,196)
                                       -------------- --------------  -------------------------------

Canadian sales in U.S. dollars         $  135,831      $   132,946     $   226,196      $   225,805
                                       ============== ==============  ===============================

Canadian sales in Canadian dollars     $  214,698      $   202,805     $   354,466      $   340,425
                                       =============================  ===============================

                                                          Three months ended          Six months ended
                                                        ------------------------  ---------------------
(U.S. dollars in thousands, except                            December 31              December 31
    per share amounts)                                  2001             2000        2001        2000
                                                        ------------------------  ---------------------
Operating income                                        $  18,814   $    18,518   $  22,064   $  27,855
Adjustments
      Income of Australian subsidiary                   $       -   $      (670)  $       -   $  (1,907)
      Restructuring charge                                      -             -       3,213           -
                                                        ---------   ------------  --------- -----------


Comparable operating income                             $  18,814   $    17,848   $  25,277   $  25,948
                                                        =========   ============  ========= ===========


Net income                                              $  10,858   $    10,164   $  12,714   $  15,489
Adjustments
      Income of Australian subsidiary                           -          (441)          -      (1,269)
      Restructuring charge                                      -             -       3,213
      Effect of restructuring charge on income taxes            -             -      (1,030           -
                                                        ---------   ------------  ---------  ----------

Comparable net income                                   $  10,858   $     9,723   $  14,897   $  14,220
                                                        =========   ============  =========   =========

Diluted earnings per share                              $    0.42   $      0.36   $    0.47   $    0.54
                                                        =========   ============  =========   =========

Comparable diluted earnings per share                   $    0.42   $      0.34   $    0.55   $    0.50
                                                        =========   ============  =========   =========

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

The following is a summary of activity within this reserve during fiscal year 2002:

                                         Balance                          Balance
                                         June 30     Provision           December 31
(U.S. dollars in thousands)                2001      Recorded     Paid      2001
-------------------------------------------------------------------------------------
Professional fees and related expenses     $  -      $   510     $   510    $     -
Retirement, severance and other
    compensation costs                        -        2,659         531      2,128
Other charges                                 -           44          44          -
-------------------------------------------------------------------------------------

                                           $  -      $ 3,213     $ 1,085    $ 2,128
-------------------------------------------------------------------------------------

Foreign Exchange Effects

Profit and loss accounts, including sales, are translated from local currency values to U.S. dollars at monthly average exchange rates. During the second quarter of fiscal year 2002, the U.S. dollar was 3.5% stronger against the Canadian dollar relative to the comparable value during the second quarter of the prior year. As a result, the same local currency amounts in Canada translated into fewer U.S. dollars as compared with the prior year. For example, if local currency sales in Canada in the second quarter of fiscal year 2002 were the same as those in the second quarter of the prior year, the fiscal year 2002 income statement would reflect a 3.5% decrease in sales when reported in U.S. dollars. For the six months ended December 31, 2001, the U.S. dollar was 3.8% stronger against the Canadian dollar than during the comparable period last year.

Sales Outlets

The Company's sales outlets by type and geographic region is summarized in the following table:

                                      June 30                       Dec. 31  Dec. 31
                                        2001     Opened    Closed    2001     2000
            ------------------------------------------------------------------------
            Canada
               Company-operated          473       14         -       487      469
               Rogers AT&T                55        3         -        58       52
               Dealer                    360       12         2       370      362
            ------------------------------------------------------------------------
                                         888       29         2       915      883
            ------------------------------------------------------------------------

            Australia
               Company-operated            -        -         -         -      223
               Dealer                      -        -         -         -      105
            ------------------------------------------------------------------------
                                           -        -         -                328
            ------------------------------------------------------------------------

            Total
               Company-operated          473       14         -       487      692
               Rogers AT&T                55        3         -        58       52
               Dealer                    360       12         2       370      467
            ------------------------------------------------------------------------
                                         888       29         2       915    1,211
            ------------------------------------------------------------------------

Net Sales and Operating Revenues

Net sales at RadioShack Canada for the second quarter in U.S. dollars were $135,831,000. In local currency, this represented an increase over the prior year quarter of 6%. Measured on the same basis, comparable stores increased by 3%. The sales comparison, measured in U.S. dollars, was adversely affected by a decline in the value of the Canadian dollar of 3.5% compared with the same period last year. Taking this decline into consideration, sales in U.S. dollars for the second quarter of fiscal year 2002 increased by 2% over the same quarter last year.

During the quarter, consumers continued to demonstrate a preference towards a more digital-focused product base. Sales of digital cameras were very strong. To date the Company's significantly deeper assortment of these products has only been introduced into about one-third of its stores. Encouraged by results during the holiday season, management will be expanding the number of stores in which the full assortment is available. This year, the Company made a strategic decision to delay the release of its catalog until the second quarter and to greatly expand the range of products featured in the catalog. This action, combined with the Company's expanded range of parts and accessories fueled double-digit growth in more traditional accessory products and growth of over 30% in digital accessories and PC software, in particular entertainment titles. The Company's decision to introduce Playstation products into its stores was well accepted by consumers. Management will continue to pursue opportunities to expand the gaming business, provided it is satisfied with the incremental gross profit dollar potential of each respective line. Sales of DVD players, camcorders, wireless handset units (cellular) and direct-to-home satellite all showed strong double-digit growth.

The only digital category that suffered during the quarter was personal computer hardware. While demand for Pentium 4 computers was strong, the supply of 1.5GHz Pentium 4 chips was tight. This situation was compounded by a low allocation by certain manufactures to the Canadian marketplace. The end result was that very few of the Company's stores had a consistent lineup over the holiday period. That situation has improved only modestly early in the third quarter. Management believes that the Canadian consumer's demand for high speed internet access combined with the benefits of Windows XP to various applications, including digital photography, will continue to drive demand for Pentium 4 computers. Accordingly management is in the process of developing a strategy which will give the company a more reliable supply and a more aggressive position in the marketplace.

Sales of more traditional analog products, in general, yielded disappointing results. Sales of analog personal electronics, landline telephones and toys showed declines. In some cases, the effects of unit sales growth were offset by falling retail prices, which put pressure on overall sales growth. Management will evaluate this information to migrate not only the Company's product assortment but also its overall store plan to better present the products in demand by consumers.

Gross Profit

While consolidated gross profit dollars for the quarter declined, this reduction in gross profit dollars was more than attributable to the sale of the Company's Australian subsidiary. Gross profit dollars at RadioSack Canada, measured at the same exchange rates, increased by 5%.

The following analysis summarizes the components of the change in gross profit dollars for the second quarter from the comparable prior year period:

(U.S. dollars in thousands)
Increase in sales                                       $     2,962
Decrease in gross margin percentage                            (545)
Foreign currency effects                                     (1,826)
                                                        -------------
                                                                591
Disposal of Australian subsidiary                           (11,805)
                                                        -------------
Change in gross profit dollars                          $   (11,214)
                                                        =============


The gross margin percentage in the Canadian subsidiary declined by 40 basis points. During the holiday season, the Company offered a significantly enhanced range of digital products, as consumers' preferences shifted towards these products relative to more traditional analog technologies. While many of these products carry less than the Company's traditional margins, management believes that the strategic shift in product preferences will continue and the Company will continue to position the Company for profitable sales growth in response to these changes in demand. Sales declines during the quarter in more conventional landline telephones, personal electronics and toys also put pressure on margins. Management will continue to reallocate its resources and selling space to take advantage of digital opportunities. The pressure on margins generated by these shifts in product demand were partially offset by the Company's continued strong performance in subscriber-based services and attendant increases in after the sale compensation in the form of residuals and, in particular, sales-based volume rebates. For the quarter, after the sale compensation was $4,142,000, about 3% of total revenue. On a comparable basis, this represented an increase of over 50% over the same quarter last year.

Selling, General and Administrative Expenses

The following table provides a breakdown of selling, general and administrative expense ("SG&A") by major category:


                                          Three months ended December 31                      Six months ended December 31
                                            2001                    2000                     2001                     2000
(U.S. dollars in thousands,          Dollars   % of Sales   Dollars   % of Sales      Dollars   % of Sales   Dollars   % of Sales
     except percents)
-------------------------------------------------------------------------------      --------------------------------------------
Canadian and Corporate expenses

    Payroll                          $ 14,406       10.6    $13,983        10.5 /1/  $  27,053      12.0     $ 25,959   11.5 /1/
    Advertising                         4,311        3.2      6,398         4.8 /1/      6,946       3.1        9,632    4.3 /1/
    Rent                                5,072        3.7      4,830         3.6 /1/      9,493       4.2        9,063    4.0 /1/
    Taxes (other than income tax)       2,114        1.6      1,775         1.3 /1/      4,217       1.9        3,760    1.7 /1/
    Telephone and utlities                812        0.7        783         0.6 /1/      1,671       0.7        1,600    0.7 /1/
    Other                               6,000        4.3      5,472         4.2 /1/     11,021       4.8       10,417    4.6 /1/
----------------------------------------------------------------------------------   ------------------------------------------

                                       32,715       24.1     33,241        25.0 /1/     60,401      26.7       60,431   26.8 /1/

Australian expenses                         -          -     10,795        34.7 /2/          -                 20,484   35.2 /2/
----------------------------------------------------------------------------------   ------------------------------------------

Consolidated expenses                $ 32,715       24.1    $44,036        26.8 /3/  $  60,401      26.7     $ 80,915   28.5 /3/
==================================================================================   ==========================================

                          /1/ Percentages are of Canadian sales.
                          /2/ Percentage is of Australian sales.
                          /3/ Percentage is of consolidated sales.

As previously indicated, following the sale of the Australian subsidiary during the fourth quarter of fiscal year 2001, the Company streamlined its remaining operations and integrated its former Corporate headquarters with those of its Canadian subsidiary. See "Overview". To make comparisons more meaningful, in the following discussion, the selling, general and administrative expenses of the Company's former Corporate Headquarters for the prior year period have been aggregated with those of RadioShack Canada.

SG&A expenses at RadioShack Canada and the Company's former Corporate Headquarters in U.S. dollars decreased by $526,000 over the comparable quarter last year. This comparison was influenced by the effects of a weaker Canadian dollar. Measured at the same exchange rates, SG&A expense in these two segments increased by less than 2%.

The following is a breakdown of the same-exchange-rate increase (decrease) in SG&A expense in Canada and Corporate Headquarters during the second quarter of fiscal year 2002 over the same quarter in the prior year:

(In thousands)

Payroll                                         $      899
Advertising                                         (1,867)
Rent                                                   410
Taxes (other than income taxes)                        512
Telephone and utilities                                 56
Other                                                  578
-----------------------------------------------------------

Increase                                        $      588
-----------------------------------------------------------

Payroll and rent were both up over the prior year. Payroll increased not only in response to higher sales, but also as a result of a conscious decision on the part of management to invest additional resources both in central units and in stores. The investment of additional staff involved in sales support functions is already evident in a significant reduction in Canadian inventory levels. See "Financial Condition - Inventories." Management believes that the benefits of the Company's investment in people in the field will be evident in future periods as the Company commits to having a highly trained, energized staff to meet the challenges of continued advancements in digital technologies. Rent expense was driven primarily by an increase in retail square footage, both as a result of an increase in new, and therefore not mature, stores, and as a result of increasing the size of selected stores as strategic opportunities to enhance product assortments present themselves. The Company is currently planning about 20 new company-operated stores during this fiscal year 2002 and, importantly, 14 of those stores were open in time for the holiday selling season. At lease renewal, management will continue to pursue opportunities to increase the size of the Company's stores in strategic locations where it believes such action would result in profitable sales growth. Taxes (other than income taxes), primarily represents business taxes on the Company's stores and head office and warehouse locations. The increase in this expense category was a result of the combination of regular rate increases, new stores and increases in the size of existing stores. The effects of higher costs in the payroll, rent and tax expense categories were substantially offset by a more efficient advertising spend and some tactical reductions in television advertising as the holiday season unfolded.

Foreign Currency Transaction Gains / Losses

Foreign currency transaction gains were $156,000 during the second quarter of fiscal year 2002 compared with losses of $126,000 for the comparable quarter last year.

Interest income and expense

Interest income for the quarter was $309,000 compared with $195,000 a year ago. The increase results primarily from the investment of proceeds from the sale of the Australian subsidiary. Interest income will likely be lower in future periods as a substantial portion of these funds have already been used to fund the Company's stock buy-back programs. Additional funds will also be required to complete the stock buy back program announced in October 2001 and to fund the payment of income taxes. See "Liquidity and Capital Resources." Interest expense for the quarter was $96,000 and consisted entirely of commitment fees and loan amortization charges, as there were no borrowings during the quarter. In the second quarter of fiscal year 2001, interest expense was $527,000, as RadioShack Canada borrowed under its credit line to finance the seasonal build of inventories. Such borrowings were not necessary this year.

Provision for Income Taxes

The provision for income taxes for the quarter was $8,325,000, and consisted entirely of Canadian taxes on the profits of RadioShack Canada. The effective rate for the quarter was 43.4%. Last year, the provision for tax was $7,896,000 and included a small amount of Australian tax on the profits of InterTAN Australia. The effective tax rate a year ago was 43.7%.

Financial Condition
-------------------

Most balance sheet accounts are translated from their values in local currency to U.S. dollars at the respective month end rates. The table below outlines the percentage change, to December 31, 2001, in the value of the Canadian dollar as measured against the U.S. dollar:

-----------------------------------------------------------------------------
Percentage decrease from December 31, 2000                              5.9%

Percentage decrease from June 30, 2001                                  4.9%
=============================================================================

Accounts Receivable
-------------------

Accounts receivable were $25,355,000 at December 31, 2001 compared with $28,753,000 at December 31, 2000 and $12,598,000 at June 30, 2001. The decrease from December 31, 2000 is attributable to the sale of the Australian subsidiary and foreign currency effects. The increase from June 30, 2001 resulted from the seasonal build up of dealer receivables for the holiday selling season and seasonal increases in amounts due from vendors for various subscriber-based services, including activation income, residuals and sales-based volume rebates.

Inventories

Inventories at December 31, 2001 were $86,789,000, down from $137,161,000 a year ago and $90,394,000 at June 30, 2001. The sale of the Australian subsidiary accounts for only a portion of the reduction from December 31, 2001. The balance is attributable to significant improvements in inventory management at RadioShack Canada. Canadian inventories, measured in local currency, were approximately 10% lower at December 30, 2001 than at the same date a year ago and days sales in inventory was reduced 13% from the prior year. These improvements are a direct result of the Company's investment in people involved in sales support functions and from the benefits of the Company's micro merchandising program. The Company is now sourcing locally-purchased inventory more frequently, and purchasing in smaller quantities. This strategy will reflect positively on both cash flow requirements and the risk of obsolescence. The benefits of the new inventory strategy are also evident in the comparison with inventory levels at June 30, 2001. Despite seasonal fluctuations and the introduction of over 500 new SKUs, inventories at RadioShack Canada at December 31, 2001 were up, in local currency, less than 1% from June 30, 2001 levels.

Accounts payable

Accounts payable were $25,348,000 at December 31, 2001 compared to $28,042,000 at December 31, 2000 and $20,034,000 at June 30, 2001. The reduction from December 31, 2000 is explained by the sale of the Australian subsidiary, partially offset by the fact that extended payment terms were obtained from certain key vendors this year. The increase from June 30, 2001 is due to increased purchases for the holiday season as well as the fact that certain of those purchases benefited from extended payment terms.

Accrued Expenses

Accrued expenses were $23,253,000 at December 31, 2001 compared with $26,800,000 at December 31, 2000 and $13,650,000 at June 30, 2001. The decrease from December 31, 2000 relates primarily to the sale of the Australian subsidiary. The increase from the June 30, 2001 level is due to the seasonal increase in certain sales-sensitive accruals and to the restructuring charge recorded in the first quarter of fiscal year 2002. See `Restructuring Charge."

Income Taxes Payable

Income taxes payable were $24,832,000 at December 30, 2001 compared with $27,130,000 at December 31, 2000 and $24,913,000 at June 30, 2001. The reduction from December 31, 2000 is due primarily to foreign currency effects. The reduction from June 30, 2001 is also due to foreign currency effects, partially offset by the fact that during the first half of the year, the provision for tax exceeded installment payments during the same period as a result of the seasonality of the business.

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

Late in fiscal year 2001, the Company reached an agreement with both the Canadian and United States tax authorities, settling substantially all of its remaining outstanding tax issues and recorded an additional provision of $700,000. Although agreement in principle has been reached on these issues, final statements summarizing amounts owing have not been received from either government. Because of the age of these issues and the terms of the settlements, there are complex interest computations to be made. Accordingly, it is not practical for management to determine with precision the exact liability associated with these matters. Management estimates that, at current rates of exchange, the liability to settle all outstanding tax issues, including the matter described immediately above, is in the range of $22,000,000 to $25,000,000, and anticipates that payment of a substantial portion of this amount will be required during the current fiscal year. Management further believes that it has a provision recorded sufficient to pay the estimated liability resulting from these issues; however, the amount ultimately paid could differ from management's estimate.

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

Other Liabilities

Other liabilities were $2,333,000 at December 31, 2001 compared with $6,421,000 at December 31, 2000 and $2,518,000 at June 30, 2001. The reduction in the level of other liabilities from December 31, 2000 relates to the disposal of the Australian subsidiary. Foreign currency effects explain the reduction from June 30, 2001.

Liquidity and Capital Resources
-------------------------------

Cash flows from operating activities during the six-month period ended December 31, 2001 generated $20,225,000 in cash, while consuming $3,529,000 in cash during the comparable period last year. This improvement was due primarily to changes in working capital requirements, partially offset by a decrease in net income, adjusted for non-cash items. In the six months ended December 31, 2001, changes in working capital generated $4,025,000 in cash. In the comparable prior period, working capital requirements consumed $22,867,000 in cash. This variance is due primarily to the effects of lower inventories at RadioShack Canada. Net income, adjusted for non-cash items, generated $16,200,000 in cash during the six-month period ended December 31, 2001, compared with $19,338,000 a year ago. This decrease is primarily due to the disposal of the Company's former Australian subsidiary.

Cash flow from investing activities consumed $5,174,000 and $5,959,000 in cash during the six-month periods ended December 31, 2001, and 2000 respectively, as the effects of routine additions to property and equipment were partially offset by the proceeds from the sale of property and equipment and from other investing activities. The reduction is partially attributable to the effects of the disposal of the Australian subsidiary.

During the six-month period ended December 31, 2001, cash flow from financing activities consumed $28,552,000 in cash. In August 2001, the Company's Board of Directors announced its third share repurchase program under which management was authorized to purchase up to 2,800,000 shares of the Company's common stock. This program was completed in October 2001 at a total cost of $23,146,000. In October 2001, a fourth stock buy back program was announced under which management was authorized to purchase up to 2,600,000 additional shares of the Company's common stock. By December 31, 2001, 764,700 shares had been acquired under this program at a cost of $8,221,000. These cash outflows were partially offset by proceeds from the issuance of common stock to employee plans and from the exercise of stock options. During the six-month period ended Dectember 31, 2000, cash flow from financing activities consumed $14,167,000 in cash. In April 2000, the Company announced that the Board of Directors had authorized a program for the repurchase of up to 1,500,000 common shares. By June 30, 2000, 285,200 shares had been acquired under this program. During the first quarter of fiscal year 2001, the remaining 1,214,800 shares were acquired at an aggregate cost of $15,529,000. This cash outflow was partially offset by proceeds from the issuance of stock to employee plans and from the exercise of stock options.

On May 4, 2001, InterTAN Canada Ltd. and InterTAN, Inc. extended its revolving credit facility (the "Revolving Loan Agreement") in an amount not to exceed C$75,000,000 (approximately $47,100,000 at December 31, 2001 exchange rates). The Revolving Loan Agreement matures March 22, 2003. The amount of credit actually available at any particular time is dependent on a variety of factors, including the level of eligible inventories and accounts receivable of InterTAN Canada Ltd. The amount of available credit is then reduced by the amount of trade accounts payable then outstanding as well as certain other reserves. A loan origination fee of C$37,500 (approximately $24,000 at December 31, 2001 exchange rates) was payable on closing. A further payment of C$37,500 is required on March 22, 2002. Borrowing rates under the facility range from prime to prime plus 0.75%, based on the Company's quarterly performance against predetermined EBITDA to fixed charge ratios. Using the same criteria, the Company may borrow at bankers' acceptance and LIBOR rates plus from 0.75% to 2.0%. Letters of credit are charged at rates ranging from 0.75% per annum to 2.0% per annum, using the same performance criteria. In addition, a standby fee of 0.65% is payable on the unused portion of the credit facility. The Revolving Loan Agreement is collateralized by a first priority lien over all of the assets of

InterTAN Canada Ltd. and is guaranteed by InterTAN, Inc. This facility will be used primarily to finance seasonal inventory build up and, from time to time, to provide letters of credit in support of purchase orders. At December 31, 2001, there were no borrowings against the Revolving Loan Agreement, and approximately $10,000 was committed in support of letters of credit. There was approximately C$55,000,000 (approximately $35,000,000 at December 31, 2001 exchange rates) of credit available for use at December 31, 2001 under this facility.

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

The Company's primary uses of liquidity during the remainder of fiscal year 2002 will include the funding of capital expenditures, funding the repurchase of common stock and payments in settlement of tax issues. Management estimates that capital expenditures in Canada during the remainder of fiscal 2002 will approximate $8,000,000. These expenditures relate primarily to investments in store assets, including new stores, renovating and relocating existing stores and store fixtures and equipment, improvements to the Company's distribution center and enhancements to management information systems. On October 25, 2001, the Company's Board of Directors announced an additional share repurchase program. Under this program, management is authorized, subject to appropriate market conditions, to repurchase up to 2,600,000 shares of the Company's common stock, approximately 10% of shares then outstanding. By December 31, 2001, 764,700 shares had been acquired under this plan at an aggregate cost of $8,221,000, approximately $10.75 per share, including commissions. While additional purchases under this program will depend on market conditions, management estimates that the program could require between $18,000,000 and $24,000,000 in cash during fiscal 2002. Late in fiscal year 2001, the Company reached agreements with both the Canadian and United States tax authorities, settling certain outstanding tax issues. See "Income Tax". Management estimates that during fiscal year 2002 payments flowing from these settlements, together with other matters previously agreed, will be approximately $22,000,000 to $25,000,000.

Management believes that the Company's cash and short-term investments on hand and its cash flow from operations combined with its banking facilities and the Bond will provide the Company with sufficient liquidity to meet its planned requirements through fiscal year 2002.

PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

          The various matters discussed in Notes 3, and 8 to the Company's Consolidated Financial Statements on page 7 and 10 of this Form 10-Q are incorporated herein by reference.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the Company's Annual Meeting of Stockholders held in November 9, 2001, the following persons were re-elected to the Board of Directors:

               William C. Bousquette

               Brian E. Levy

          In such connection, Messrs. Bousquette and Levy received 23,162,132 and 23,168,242 votes, respectively, "For" election and 116,496 and 110,386 votes, respectively, were withheld. In total 23,278,628 shares were authorized to vote.

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

                    4(a) Articles Fifth and Tenth of the Restated Certificate of Incorporation (included in Exhibit 3(a)).

                    4(b) Rights Agreement between InterTAN, Inc. and Bank Boston, NA (filed as Exhibit 4 to the company's Form 8-A filed on September 17, 1999 and incorporated herein by reference)

                    *10 (a) Ninth Amendment to Loan Agreement between InterTAN Canada Ltd., InterTAN, Inc. and Bank America Canada dated as of November 15, 2001.

                    * 10(b) Retirement Letter Agreement between James G. Gingerich and InterTAN, Inc. dated September 25, 2001.

                    * 10 (c) Composite copy of InterTAN Inc.'s Deferred Compensation Plan reflecting amendments thereto authorized by the Board of Directors of InterTAN, Inc. on November 9, 2001.

                    * 10 (d) Addendum No. 2 to Deferred Compensation Plan Agreement between Jeffrey A. Losch and InterTAN, Inc. dated November 1, 2001.

                    * 10 (e) Addendum No. 2 to Deferred Compensation Plan Agreement between Jeffrey A. Losch and InterTAN, Inc. dated November 1, 2001.

                    * 10 (f) Addendum No. 2 to Deferred Compensation Plan Agreement between Jeffrey A. Losch and InterTAN, Inc. dated November 1, 2001.

________________________
*  Filed herewith

     b)   Reports on Form 8-K:

          A Report on Form 8-K was filed on October 29, 2001 to report that on October 25, 2001 the Board of Directors had authorized management, subject to obtaining applicable securities regulators' approval and market conditions, to repurchase up to 2,600,000 shares of the Company's common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        InterTAN, Inc.
                                                          (Registrant)


Date: February 12, 2002      By: /s/ James P. Maddox
                                 -------------------
                                     James P. Maddox
                                     Vice-President and Chief Financial Officer
                                     (Chief Financial Officer)




                             By: /s/ Brian E. Levy
                                 ----------------------
                                     Brian E. Levy
                                     President and Chief Executive Officer
                                     (Authorized Officer)

                                 InterTAN, Inc.
                          Quarterly Report on Form 10-Q
                      Three Months Ended December 31, 2001

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

        3(a)(ii) Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (Filed as
                    Exhibit 3(a)(i) to InterTAN'sRegistration Statement on Form 10 and incorporated herein by reference).

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

        4(a) Articles Fifth and Tenth of the Restated Certificate of Incorporation (included in Exhibit 3(a)).

        4(b) Rights Agreement between InterTAN, Inc. and Bank Boston, NA (filed as Exhibit 4 to the company's Form 8-A filed on September 17, 1999 and incorporated herein by reference)

        * 10 (a) Ninth Amendment to Loan Agreement between InterTAN Canada Ltd., InterTAN, Inc. and Bank America Canada dated as of November 15, 2001.

        * 10 (b) Retirement Letter Agreement between James G. Gingerich and InterTAN, Inc. dated September 25, 2001.

        * 10 (c) Composite copy of InterTAN Inc.'s Deferred Compensation Plan reflecting amendments thereto authorized by the Board of Directors of InterTAN, Inc. on November 9, 2001.

        * 10 (d) Addendum No. 2 to Deferred Compensation Plan Agreement between Jeffrey A. Losch and InterTAN, Inc. dated November 1, 2001.

        * 10 (e) Addendum No. 2 to Deferred Compensation Plan Agreement between Jeffrey A. Losch and InterTAN, Inc. dated November 1, 2001.

        * 10 (f) Addendum No. 2 to Deferred Compensation Plan Agreement between Jeffrey A. Losch and InterTAN, Inc. dated November 1, 2001.


___________________
*  Filed herewith