Form 10-Q
period 2002-03-31
INTERTAN INC
filed 2002-05-14
CIK 803227

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549
                                    FORM 10-Q

-------------------------------------------------------------------------------

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002 or
                                                    --------------

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from _______________ to _______________


Commission file number 1-10062
                       -------

                                      InterTAN, Inc.
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

            Delaware                                    75-2130875
-----------------------------------------   -----------------------------------
  (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)

   279 Bayview Drive
   Barrie, Ontario Canada                                   L4M 4W5
--------------------------------------------    -------------------------------
  (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including
area code:                                               (705) 728-6242
                                                -------------------------------

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

At April 30, 2002, 23,363,680 shares of the registrant's common stock, par value $1.00 per share, were outstanding.

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

INTRODUCTORY NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this Report on form 10-Q constitute forward-looking statements that involve risks and uncertainties. The forward-looking statements include statements regarding:

  o The resolution of the Company's dispute with the purchaser of its former subsidiary in Australia.
  o The outcome of various Australian, Canadian and United States income tax issues and the timing of payments related thereto.
  o The resolution of the legality of the activities of gray marketers in the Canadian satellite market.
  o   The impact of the Battery Plus acquisition on sales.
  o The impact of the continued shift in consumer preferences towards digital technologies on sales and margins.
  o   Future levels of interest income and expense.
  o The ability of the Company's inventory management program to positively impact obsolescence risk and improve cash flow.
  o   The adequacy of the Company's liquidity.
  o The adequacy of the indemnity obtained from the purchaser of the Company's former subsidiary in the United Kingdom.
  o Possible payments under indemnities provided to the purchaser of InterTAN Australia Ltd.
  o   Forecasted capital expenditures for fiscal year 2002.
  o   Estimates of cash required to fund the repurchase of common stock.

Important factors that could cause actual results to differ materially from those indicated in the forward-looking statements include, but are not limited to:

  o Rulings of Courts and the activities of government and regulatory bodies.
  o   International political, military and economic conditions.
  o   Interest and foreign exchange rate fluctuations.
  o Actions of United States and foreign taxing authorities, including computations of balances owing.
  o   Changes in consumer demand and preference.
  o   Consumer confidence.
  o   Competitive products and pricing.
  o   Availability of products.
  o   Inventory risks due to shifts in market conditions.
  o   Dependence on manufacturers' product development.
  o   The regulatory and trade environment.
  o The value of the Company's common stock and the general condition of the stock market.
  o   Real estate market fluctuations and
  o Other risks indicated in InterTAN's previously filed periodic reports with the Securities and Exchange Commission, including its Form 10-K for the 2001 fiscal year.

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

ITEM 1 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except per share data)
(Unaudited)

                                                                   Three months ended                 Nine months ended
                                                                         March 31                        March 31
                                                                   2002            2001            2002              2001
-----------------------------------------------------------------------------------------------------------------------------

Net sales and operating revenues                                  $ 82,678       $103,526         $308,874         $ 387,527
Other income (loss)
                                                                         1             18               (1)              109
-----------------------------------------------------------------------------------------------------------------------------
                                                                    82,679        103,544          308,873           387,636

Operating costs and expenses:
   Cost of products sold                                            49,662         60,646          187,418           232,747
   Selling, general and administrative expenses                     26,700         34,848           87,101           115,763
   Depreciation and amortization                                     1,388          1,661            4,148             4,882
   Restructuring charge                                                -              -              3,213                 -
-----------------------------------------------------------------------------------------------------------------------------
                                                                    77,750         97,155          281,880           353,392
-----------------------------------------------------------------------------------------------------------------------------

Operating income                                                     4,929          6,389           26,993            34,244

Foreign currency transaction gains (losses)                            (33)           (16)             262              (268)
Interest income                                                        266            288            1,301               917
Interest expense                                                      (102)           (80)            (302)             (731)
-----------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                           5,060          6,581           28,254            34,162
Income taxes                                                         2,448          3,176           12,928            15,268
-----------------------------------------------------------------------------------------------------------------------------

Net income                                                        $  2,612       $  3,405         $ 15,326         $  18,894
-----------------------------------------------------------------------------------------------------------------------------

Basic net income per average common share                         $   0.11       $   0.12         $   0.59         $    0.68
Diluted net income per average common share                       $   0.11       $   0.12         $   0.58         $    0.66
-----------------------------------------------------------------------------------------------------------------------------

Average common shares outstanding                                   24,175         27,939           25,900            27,905
Average common shares outstanding assuming dilution                 24,670         28,559           26,371            28,637
-----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share amounts)
(Unaudited)

                                                                                   March 31           June 30           March 31
                                                                                     2002               2001              2001
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Current Assets
     Cash and short-term investments                                                $   36,601        $  86,233         $   38,662
     Accounts receivable, less allowance for doubtful accounts                          14,111           12,598             14,883
     Inventories                                                                        82,497           90,394            105,894
     Other current assets                                                                1,975            1,151              1,229
     Deferred income taxes                                                               2,174            2,290              2,135
-----------------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                          137,358          192,666            162,803

Property and equipment, less accumulated depreciation and amortization                  22,438           19,817             24,393
Other assets                                                                               336               16                 24
Deferred income taxes                                                                    2,878            3,031              2,331
-----------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                        $  163,010        $ 215,530         $  189,551
-----------------------------------------------------------------------------------------------------------------------------------

Liabilities  and Stockholders' Equity
Current Liabilities
     Accounts payable                                                               $   13,227        $  20,034         $   19,951
     Accrued expenses                                                                   15,726           13,650             14,736
     Income taxes payable                                                               15,600           24,913             24,592
     Deferred service contract revenue - current portion                                 5,656            5,507              6,060
-----------------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                      50,209           64,104             65,339

Deferred service contract revenue - non current portion                                  4,896            4,599              5,193
Other liabilities                                                                        2,400            2,518              5,038
-----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                  57,505           71,221             75,570
-----------------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
Preferred stock, no par value, 1,000,000 shares authorized,
     none issued or outstanding                                                              -                -                  -
Common stock, $1 par value, 40,000,000 shares authorized,
     31,857,135, 31,225,048 and 31,078,496, respectively, issued                        31,857           31,225             31,078
Additional paid-in capital                                                             155,932          151,744            149,771
Common stock in treasury, at cost, 8,518,692, 3,101,818
     and 3,102,178 shares, respectively                                                (89,182)         (35,405)           (35,403)
Retained earnings                                                                       29,078           13,752              9,119
Accumulated other comprehensive loss                                                   (22,180)         (17,007)           (40,584)
-----------------------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                        105,505          144,309            113,981
-----------------------------------------------------------------------------------------------------------------------------------

     Commitments and contingencies (See Notes 3, 8 and 9)
Total Liabilities and Stockholders' Equity                                          $  163,010        $ 215,530         $  189,551
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Nine months ended
(U.S. dollars in thousands)                                                                             March 31
(Unaudited)                                                                                       2002              2001
------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                                        $ 15,326           $ 18,894
     Adjustments to reconcile net income to cash
         used in operating activities:
            Depreciation and amortization                                                            4,148              4,882
            Stock-based compensation                                                                 1,013                950
            Other                                                                                       16                  2

Cash provided by (used in) assets and liabilities:
     Accounts receivable                                                                            (2,071)            (3,454)
     Inventories                                                                                     3,228              4,951
     Other current assets                                                                             (897)              (147)
     Accounts payable                                                                               (5,881)            (4,033)
     Accrued expenses                                                                                2,556                224
     Income taxes payable                                                                           (8,191)            (3,789)
     Deferred service contract revenue                                                                 972              1,135
------------------------------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) operating activities                                     10,219             19,615
------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Additions to property and equipment                                                                 (7,902)            (9,799)
Proceeds from sales of property and equipment                                                          124                384
Other investing activities                                                                            (372)                110
------------------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                                                   (8,150)            (9,305)
------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Proceeds from issuance of common stock to employee plans                                             1,203              1,448
Proceeds from exercise of stock options                                                              2,394                410
Purchase of treasury stock                                                                         (53,567)           (15,373)
------------------------------------------------------------------------------------------------------------------------------
            Net cash used in financing activities                                                  (49,970)           (13,515)
------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                             (1,731)            (2,883)
------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and short-term investments                                                    (49,632)            (6,088)
Cash and short-term investments, beginning of year                                                  86,233             44,750
------------------------------------------------------------------------------------------------------------------------------

Cash and short-term investments, end of year                                                      $ 36,601           $ 38,662
------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1        BASIS OF FINANCIAL STATEMENTs

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements", and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with accounting principles and practices (including consolidation practices) as reflected in InterTAN, Inc.'s ("InterTAN" or the "Company") Annual Report on Form 10-K for the fiscal year ended June 30, 2001, and, in the opinion of the Company, include all adjustments necessary for a fair presentation of the Company's financial position as of March 31, 2002 and 2001 and the results of its operations for the three and nine months ended March 31, 2002 and 2001 and its cash flows for the nine months ended March 31, 2002 and 2001. Such adjustments are of a normal and recurring nature. Operating results for the three and nine months ended March 31, 2002 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

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

NOTE 3        DISPOSAL OF AUSTRALIAN SUBSIDIARY

During the fourth quarter of fiscal year 2001, the Company sold its former subsidiary in Australia. The consolidated balance sheet as at March 31, 2001 and the consolidated statements of operations and cash flows for the three and nine months then ended include the results of the Australian subsidiary.

The gain on disposal reported in the fourth quarter of fiscal year 2001 was based on management's calculation of certain adjustments to be paid following completion of the sale. The purchaser has advised the Company that it disagrees with management's calculation of those adjustments and has commenced legal action in support of its claim. Management believes that its calculation of the adjustments is appropriate and that there are strong arguments against the position adopted by the purchaser and is in the process of vigorously defending its position. Should the purchaser prevail in this dispute, the Company would have an additional liability of approximately $2,000,000.

Under the terms of the sale agreement, during the nine-month period following the sale, which period ended January 31, 2002, the Company indemnified the purchaser against any inaccuracies in the financial statements of the former Australian subsidiary as of the date of sale. Except as noted above, no claims were made under this indemnity within the prescribed time period. Layered on top of this indemnity is a two-year indemnity covering tax matters only and which expires April 30, 2003. This indemnity has a limit of A$4,000,000 (approximately $2,000,000). To date, no claims have been made under this tax indemnity. In addition, the Company indemnified the purchaser against termination costs with respect to certain employees. One claim has been received under this indemnity for an amount of approximately $60,000. The time for making additional claims under this indemnity has now expired.

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

The following is a summary of activity within this reserve during fiscal year 2002:

                                                      Balance                                             Balance
                                                      June 30         Provision                           March 31
(U.S. dollars in thousands)                             2001           Recorded           Paid              2002
-----------------------------------------------------------------------------------------------------------------------
Professional fees and related expenses              $            -   $          510    $        510     $            -
Retirement, severance and other
    compensation costs                                           -            2,659             860              1,799

Other charges                                                    -               44              44                  -
-----------------------------------------------------------------------------------------------------------------------

                                                    $            -   $        3,213    $      1,414     $        1,799
-----------------------------------------------------------------------------------------------------------------------

In April 2002, the Company announced a further restructuring of its merchandising and marketing groups and to streamline the decision making process and to optimize responsiveness. In connection with this restructuring, the Company will record a charge of less than $0.01 per share during the fourth quarter.

NOTE 5        TREASURY STOCK REPURCHASE PROGRAM

By June 30, 2001, the Company had completed two previously announced share repurchase programs. Under the two programs combined, a total of 3,000,000 shares were acquired at an aggregate cost of $34,162,000. During the first quarter of fiscal year 2002, the Company's Board of Directors announced a third share repurchase program under which management was authorized to purchase up to 2,800,000 shares of the Company's common stock. This program was completed early in the second quarter, with all 2,800,000 shares acquired at an average cost of $8.27 per share. On October 25, 2001, the Company's Board of Directors announced a fourth share repurchase program. Under this program, management was authorized, subject to appropriate market conditions, to repurchase up to 2,600,000 shares of the Company's common stock, approximately 10% of shares then outstanding. By December 31, 2001, 764,700 shares had been acquired under this plan at an aggregate cost of $8,221,000. During the third quarter, the remaining 1,835,300 shares were purchased for a total additional consideration of $22,201,000. The average cost of all shares acquired under this plan was $11.70 per share, including commissions. Since the Company announced its first repurchase program in the third quarter of fiscal year
2000, the Company has purchased 8,400,000 shares for aggregate consideration of approximately $87,700,000, in excess of 25% of the shares outstanding at the inception of the first program.

In May 2002, the Company's Board of Directors announced a fifth share repurchase program under which management is authorized, subject to market conditions, to purchase up to an additional 1,200,000 shares, approximately 5% of the shares then outstanding.

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

Basic and diluted net income per average common share and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is set out below:

                                                               Three months ended March 31
                                    ----------------------------------------------------------------------------------
(U.S.dollars in thousands,                            2002                                       2001
                                    ----------------------------------------- ----------------------------------------
except for per share data)             Income          Shares       Per Share    Income         Shares      Per Share
                                      (Numerator)    (Denominator)   Amount    (Numerator)     (Denominator)  Amount
                                    ----------------------------------------- ----------------------------------------
Net income                             $  2,612                                  $   3,405
                                    ============                              =============

Basic EPS
Income available to
   common stockholders                 $  2,612          24,175       $ 0.11     $   3,405        27,939       $ 0.12

                                                                    =========                               ==========

Effect of Dilutive Securities
Stock options                            -                  495                   -                  620
                                    ------------    ------------              -------------   -----------

Diluted EPS
Income available to
   common stockholders including
   assumed conversions                 $  2,612          24,670       $ 0.11     $   3,405        28,559       $ 0.12
                                    ============    ============    ========= =============   ===========   ==========

                                                                Nine months ended March 31
                                    ----------------------------------------------------------------------------------
(U.S.dollars in thousands,                            2002                                       2001
                                    ----------------------------------------- ----------------------------------------
except for per share data)             Income          Shares       Per Share    Income         Shares      Per Share
                                      (Numerator)    (Denominator)   Amount    (Numerator)     (Denominator)  Amount
                                    ----------------------------------------- ----------------------------------------
Net income                             $ 15,326                                  $  18,894
                                    ============                              =============

Basic EPS
Income available to
   common stockholders                 $ 15,326          25,900       $ 0.59     $  18,894        27,905       $ 0.68

                                                                    =========                               ==========

Effect of Dilutive Securities
Stock options                            -                  484                      -               732
                                    ------------    ------------              -------------   -----------

Diluted EPS
Income available to
   common stockholders including
   assumed conversions                 $ 15,326          26,384       $ 0.58     $  18,894        28,637       $ 0.66
                                    ============    ============    ========= =============   ===========   ==========

At March 31, 2002 and 2001, the Company's directors and employees held options to purchase 1,310,296 and 1,635,500 common shares, respectively, at prices ranging from $2.4792 to $14.75. During the three months ended March 31, 2002 and 2001, all but 13,472 and 247,722 of such options were considered in calculating diluted EPS. These options were excluded because the option exercise price was greater than the average market price of the Company's common stock during such periods. The dilutive effect of these options in future periods will depend on the average price of the Company's common stock during such periods.

NOTE 7        COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income
(loss) includes net income (loss) and the net change in foreign currency translation effects. The comprehensive income (loss) for the three months ended March 31, 2002 and 2001 was $2,331,000 and $(4,890,000), respectively. For the nine month-periods ended March 31, 2002 and 2001, comprehensive income was $10,153,000 and $7,771,000, respectively.

NOTE 8        INCOME TAXES

The provision for domestic and foreign income taxes for the three and nine-month periods ended March 31, 2002 was $2,448,000 and $12,928,000, respectively, representing Canadian income tax on the profits of the Company's Canadian subsidiary. For the three and nine-month periods ended March 31, 2001, the provision was $3,176,000 and $15,268,000, including Canadian income tax on the profits of the Canadian subsidiary as well as Australian income tax on the profits of the Company's former subsidiary in Australia.

During fiscal year 1999, the Company reached an agreement with the Canadian tax authorities relating to the settlement of a dispute regarding the 1990 to 1993 taxation years. While the amount in dispute has been agreed and a settlement agreement has been executed, the Company has not yet been fully reassessed and, accordingly, this amount has not been paid. Management estimates the remaining payment relating to these issues to be approximately $8,500,000.

Late in fiscal year 2001, the Company reached an agreement with both the Canadian and United States tax authorities, settling substantially all of its remaining outstanding tax issues and recorded an additional provision of $700,000. Although agreement in principle has been reached on these issues, final statements summarizing amounts owing have not been received from either government. Because of the age of these issues and the terms of the settlements, there are complex interest computations to be made. Accordingly, it is not practical for management to determine with precision the exact liability associated with these matters. Management estimates that, at current rates of exchange, the liability to settle all outstanding tax issues, including the matter described immediately above, is in the range of $15,000,000 to $18,000,000, reflecting payments during the third quarter of approximately $7,000,000. Management further believes that it has a provision recorded sufficient to pay the estimated liability resulting from these issues; however, the amount ultimately paid could differ from management's estimate.

The Company has one remaining issue in dispute with the Internal Revenue Service ("IRS") in the United States. The Company disagrees with the position of the IRS on this issue and, on the advice of legal counsel, believes it has meritorious arguments in its defense and is in the process of vigorously defending its position. It is management's determination that no additional provision need be recorded for this matter. However, should the IRS prevail in its position, the Company could potentially have an additional maximum liability of approximately $2,000,000.

NOTE 9        COMMITMENTS AND CONTINGENCIES

In connection with the sale of its former United Kingdom subsidiary during fiscal year 1999, the Company remains contingently liable as guarantor of certain leases of InterTAN U.K. Limited. At March 31, 2002 the remaining lease obligation assumed by the purchaser and guaranteed by the Company was approximately $17,000,000 and the average remaining life of such leases was approximately 5 years. If the purchaser were to default on the lease obligations, management believes the Company could reduce the exposure through assignment, subletting and other means. The Company has obtained an indemnity from the purchaser for an amount equal to management's best estimate of the Company's potential exposure under these guarantees. At March 31, 2002, the amount of this indemnity was approximately $7,100,000. The amount of this indemnity declines over time as the Company's risk diminishes. Apart from this matter and the issues discussed in Notes 3 and 8, there are no material pending proceedings or claims, other than routine matters incidental to the Company's business, to which the Company or any of its subsidiaries is a party, or to which any of its property is subject.

NOTE 10       BATTERY PLUS ACQUISITION

In April 2002, the Company completed the acquisition of selected assets of Battery Plus, a retailer of batteries and specialty consumer electronic products, including 43 retail locations. The costs of the assets acquired was approximately $3,000,000, which included inventory valued at approximately $1,800,000. This acquisition is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

NOTE 11       SEGMENT REPORTING

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

                     Net Sales and Operating Revenues and
                          Operating Income by Segment

(U.S. dollars in thousands)

                                                           Three months ended                   Nine months ended
                                                                March 31                              March 31
                                                          2002              2001                2002            2001
-----------------------------------------------------------------------------------------------------------------------
Net sales and operating revenues
    Canada                                            $   82,678        $   81,154          $  308,874      $  306,959
    Australia                                                  -            22,372                   -          80,568
-----------------------------------------------------------------------------------------------------------------------
                                                      $   82,678        $  103,526          $  308,874      $  387,527
-----------------------------------------------------------------------------------------------------------------------

Operating income (loss)
    Canada                                            $    4,929 /1/    $    7,832          $   26,993 /1/  $   36,200
    Australia                                                  -              (339)                  -           1,569
-----------------------------------------------------------------------------------------------------------------------

                                                           4,929             7,493              26,993         37,769
    Corperate Headquarters' expenses                           - /1/       (1,104)                  -  /1/     (3,525)
-------------------------------------------------------------------------------------------------------  --------------
Operating income                                           4,929             6,389              26,993          34,244
Foreign currency transaction gains (losses)                  (33)              (16)                262            (268)
Interest income                                              266               288               1,301             917
Interest expense                                            (102)              (80)               (302)           (731)
-----------------------------------------------------------------------------------------------------------------------
Net income before income taxes                        $    5,060        $    6,581          $   28,254      $   34,162
-----------------------------------------------------------------------------------------------------------------------

   /1/ During fiscal year 2002, the Company's former Corporate
       Headquarters unit was integrated with its Canadian subsidiary.

                                                          Identifiable Assets by Segement
(U.S. dollars in thousands)                          March 31           June 30           March 31
                                                       2002              2001               2001
------------------------------------------------------------------------------------------------------
Canada                                               $   163,010 /1/   $   163,016        $   147,521

Australia                                                      -                 -             37,639

Corporate Headquarters                                         - /1/        52,514              4,391
------------------------------------------------------------------------------------------------------
                                                     $   163,010       $   215,530        $   189,551
------------------------------------------------------------------------------------------------------

   /1/ During fiscal year 2002, the Company's former Corporate
       Headquarters unit was integrated with its Canadian subsidiary.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

InterTAN is engaged in the sale of consumer electronics products primarily through company-operated retail stores and dealer outlets in Canada. The Company's retail operations are conducted through a wholly-owned subsidiary, InterTAN Canada Ltd., which operates under the trade name "RadioShack". The Company's Corporate Headquarters was integrated with the operations of its Canadian subsidiary during the second quarter of fiscal year 2002. During fiscal year 2001, the Company also had retail and dealer outlets in Australia. Operations in Australia were carried out through a wholly-owned subsidiary, InterTAN Australia Ltd., which conducted business under the trade name "Tandy". The Company's Australian subsidiary was sold effective April 2001. The "RadioShack" and "Tandy" trade names are used under license from RadioShack Corporation ("RadioShack U.S.A."). In addition, the Company has entered into an agreement in Canada with Rogers Wireless Inc. ("Rogers") to operate telecommunications stores ("Rogers AT&T" stores) on its behalf. At March 31, 2002, 61 Rogers AT&T stores were in operation. In April 2002, the Company acquired selected assets, including 43 retail locations, of Battery Plus, a retailer of batteries and specialty consumer electronics products. See Note 10 to the Company's consolidated financial statements.

OVERVIEW

There were a number of special factors and charges in the first nine months of fiscal years 2002 and 2001 that significantly impacted the Company's results of operations and affected the comparability of reported results for both the three and nine-month periods ended March 31, 2002.

As previously discussed, effective April 30, 2001, the Company sold its subsidiary in Australia. The consolidated balance sheet as at March 31, 2001 and the consolidated statements of operations and cash flows for the three and nine months then ended include the results of the Australian subsidiary.

During the first quarter of fiscal year 2002, the Company recorded a restructuring charge of $3,213,000. See "Restructuring Charge". Management estimates that the tax provision for the quarter was reduced by approximately $1,030,000 as a result of the deductibility for tax purposes of a portion of the restructuring costs.

The tables below reflect the Company's sales, operating income, net income, and net income per share for the three and nine-month periods ended March 31, 2002 and 2001, adjusted to eliminate the following: sales and results of InterTAN Australia Ltd. for the three and nine-month periods ended March 31, 2001; the restructuring charge during the nine-month period ended March 31, 2002; and the effect of the restructuring charge on the tax provision for the nine-month period ended March 31, 2002.

                                                             Three months ended                    Nine months ended
                                                      ---------------------------------    ----------------------------------
(U.S. dollars in thousands, except                               March 31                             March 31
    per share amounts)                                     2002             2001                2002              2001
                                                      ---------------------------------    ----------------------------------

Sales and other operating revenues                          $  82,678        $ 103,526           $ 308,874         $ 387,527
Sales of Australian subsidiary                                      -          (22,372)                  -           (80,568)
                                                      ---------------- ----------------    ---------------- -----------------

Canadian sales in U.S. dollars                              $  82,678        $  81,154           $ 308,874         $ 306,959
                                                      ================ ================    ================ =================

Canadian sales in Canadian dollars                          $ 131,793        $ 124,023           $ 486,259         $ 464,448
                                                      ================ ================    ==================================

                                                             Three months ended                    Nine months ended
                                                      ---------------------------------    ----------------------------------
(U.S. dollars in thousands, except                               March 31                             March 31
    per share amounts)                                     2002             2001                2002              2001
                                                      ---------------------------------    ----------------------------------
Operating income                                             $  4,929         $  6,389            $ 26,993          $ 34,244
Adjustments
      (Income)loss of Australian subsidiary                         -              339                   -            (1,569)
      Restructuring charge                                          -                -               3,213                 -
                                                      ---------------- ----------------    ---------------- -----------------
Comparable operating income                                  $  4,929         $  6,728            $ 30,206          $ 32,675
                                                      ================ ================    ================ =================

Net income                                                     $  2,612         $  3,405            $ 15,326          $ 18,894
Adjustments
      (Income) loss of Australian subsidiary                          -              228                  -             (1,040)
      Restructuring charge                                            -                -               3,213
      Effect of restructuring charge on income taxes                  -                -              (1,030)               -
                                                         --------------- ----------------    ----------------  ----------------
Comparable net income                                          $  2,612         $  3,633            $ 17,509          $ 17,854
                                                         =============== ================    ================  ================
Diluted earnings per share                                     $   0.11         $   0.12            $   0.58          $   0.66
                                                         =============== ================    ================  ================
Comparable diluted earnings per share                          $   0.11         $   0.13            $   0.66          $   0.62
                                                         =============== ================    ================  ================

RESTRUCTURING CHARGE

During the first quarter of fiscal year 2002, the Company recorded a restructuring charge of $3,213,000. Approximately $500,000 of this charge related to the write-off of costs incurred in connection with the study of various alternatives to enhance shareholder value. This study began during fiscal year 2001 and was concluded during the first quarter of fiscal year 2002. The remainder represented the cost of restructuring the Company's Board of Directors and streamlining the Company's Corporate Office and integrating it with InterTAN's operating subsidiary, InterTAN Canada Ltd. Management estimates that as a result of this action, selling, general and administrative expenses will be reduced on an annualized basis by approximately $1,300,000. The full benefits of the plan were experienced for the first time during the third quarter of fiscal year 2002.

The following is a summary of activity within this reserve during fiscal year 2002:

                                                      Balance                                              Balance
                                                      June 30         Provision                           March 31
(U.S. dollars in thousands)                             2001           Recorded           Paid              2001
-----------------------------------------------------------------------------------------------------------------------

Professional fees and related expenses              $            -   $          510    $        510      $          -
Retirement, severance and other
    compensation costs
                                                                 -            2,659             860              1,799
Other charges
                                                                 -               44              44                  -
-----------------------------------------------------------------------------------------------------------------------

                                                    $            -   $        3,213    $      1,414      $       1,799
-----------------------------------------------------------------------------------------------------------------------

In April 2002, the Company announced a further restructuring of its senior management team to streamline the decision making process and optimize responsiveness. In connection with this reorganization, the Company will record a restructuring charge of less than $0.01 per diluted share during the fourth quarter of fiscal year 2002.

FOREIGN EXCHANGE EFFECTS

Profit and loss accounts, including sales, are translated from local currency values to U.S. dollars at monthly average exchange rates. During the third quarter of fiscal year 2002, the U.S. dollar was 4.1% stronger against the Canadian dollar relative to the comparable value during the third quarter of the prior year. As a result, the same local currency amounts in Canada translated into fewer U.S. dollars as compared with the prior year. For example, if local currency sales in Canada in the third quarter of fiscal year 2002 were the same as those in the second quarter of the prior year, the fiscal year 2002 income statement would reflect a 4.1% decrease in sales when reported in U.S. dollars. For the nine months ended March 31, 2002, the U.S. dollar was 3.9% stronger against the Canadian dollar than during the comparable period last year.

SALES OUTLETS

The Company's sales outlets by type and geographic region is summarized in the following table:

                                        June 30                                             Mar. 31          Mar. 31
                                         2001             Opened           Closed            2002             2001
-----------------------------------------------------------------------------------------------------------------------
Canada
   Company-operated                           473                15                2             486               470
   Rogers AT&T                                 55                 6                -              61                53
   Dealer                                     360                12                4             368               360
-----------------------------------------------------------------------------------------------------------------------
                                              888                33                6             915               883
-----------------------------------------------------------------------------------------------------------------------

Australia
   Company-operated                             -                 -                -               -               223
   Dealer                                       -                 -                -               -               105
-----------------------------------------------------------------------------------------------------------------------
                                                -                 -                -               -               328
-----------------------------------------------------------------------------------------------------------------------

Total
   Company-operated                           473                15                2             486               693
   Rogers AT&T                                 55                 6                -             61                 53
   Dealer                                     360                12                4             368               465
-----------------------------------------------------------------------------------------------------------------------
                                              888                33                6             915             1,211
-----------------------------------------------------------------------------------------------------------------------

NET SALES AND OPERATING REVENUES

Net sales at RadioShack Canada for the third quarter in U.S. dollars were $82,678,000. In local currency, this represented an increase over the prior year quarter of 6%. Measured on the same basis, comparable stores increased by 3%. The sales comparison, measured in U.S. dollars, was adversely affected by a decline in the value of the Canadian dollar of 4.1% compared with the same period last year. Taking this decline into consideration, sales in U.S. dollars for the third quarter of fiscal year 2002 increased by 2% over the same quarter last year.

During the quarter, consumers continued to demonstrate a preference towards a more digital-focused product base. While sales of DVD players, camcorders and still digital cameras all showed strong double-digit growth, this trend was most evident in sales of digital accessories and software. Consumers are also moving quickly to adopt new GSM/GPRS technology, which is contributing to sales of subscriber-based wireless technology. The Company's decision to introduce Playstation products into its stores was well accepted by consumers. From a zero base a year ago, video games sales now represent almost 3% of total revenues. Sales of traditional accessories contributed small but positive single-digit gains. While the digital trend continues to produce good results in these categories, these sales gains come at the expense of older analog technologies such as traditional landline telephones, toys and tape recorders.

There were two factors that had a significant negative impact on sales for the quarter:

O The March quarter of fiscal year 2001 marked the conclusion of a government sponsored program to subsidize the purchase of computers by families in the province of Quebec. This program produced a sales performance in the computer hardware category last year that proved impossible to match. While hardware sales were strong in central and western Canada, they were down significantly in eastern Canada. Overall, computer hardware sales for the quarter were 20% lower than last year. Had hardware sales been merely flat with the prior year, the overall sales gain for the quarter would have been 50% higher than that actually reported.

O The Canadian direct to home satellite business has been significantly impacted in recent months by the effects of gray marketers. This practice involves importing U.S. Direct TV systems and, in some cases, inserting Direct TV cards into one of the licensed Canadian provider's systems. These pirated systems are attractive to certain consumers because they offer programing that is not otherwise available in Canada. The grey marketers also offer a rate structure that is significantly lower than regular Canadian rates because the gray marketer pays nothing for programing.

     The Company continues to be the leading retailer of legitimate Canadian satellite dishes. However, the action of these gray marketers has had a significant impact on the Company's performance in this category. While there was positive growth in Company stores, the rate of growth was below the rate of growth traditionally experienced. In the dealer division, however, which typically accounts for over 40% of total satellite sales, sales were off 35% from the comparable quarter last year.

     While it is the position of the Canadian satellite industry, the federal government and the Company that this practice constitutes piracy and is illegal, the gray marketers had received some support from a Canadian court which ruled that it lacked the jurisdiction to prevent these practices. In April 2002, the Supreme Court of Canada ruled that the action of the gray marketers was illegal, overturning the decision of the lower court. In announcing its decision, however, the Court also stated that it expressed no opinion on whether the legislation that banned the distribution of these U.S. based signals in Canada was in violation of the freedom of communication section of Canada's Charter of Rights. Subject to a final resolution of this matter, the federal government has indicated that it will act quickly to stop the illegal distribution of U.S. based signals into Canada.

     The company believes its satellite strategy is still sound and that normal growth will return once the illegal practices of the gray marketers are put to an end. The rate of growth may even accelerate because consumers who had purchased systems from the gray market would, in many cases, over a period of time, no longer have service. Such loss of service would occur because countermeasures maintained by certain satellite carriers change security codes from time to time, thus rendering certain gray market and counterfeit programming cards useless. However, until this matter is finally resolved, sales and margins could continue to be to be negatively impacted.

In April 2002, the Company acquired selected assets of Battery Plus, a retailer of batteries and specialty consumer electronics products, including 43 retail locations. While there may be some disruption in the near term while this business is integrated with RadioShack Canada, management estimates that the Battery Plus acquisition will result in an increase in sales during the fourth quarter of one to two percent.

GROSS PROFIT

While consolidated gross profit dollars for the quarter declined, this reduction in gross profit dollars was primarily attributable to the sale of the Company's Australian subsidiary. Were it not for the effects of a weaker Canadian dollar, gross profit dollars at RadioShack Canada for the quarter would have been flat with the prior year, as the impact of a lower gross margin percentage was fully offset by additional gross profit dollars generated by higher sales.

The following analysis summarizes the components of the change in gross profit dollars for the third quarter from the comparable prior year period:

(U.S. dollars in thousands)
Increase in sales                                                   $  2,068

Decrease in gross margin percentage                                   (2,075)

Foreign currency effects                                                (713)
                                                                --------------

                                                                        (720)

Disposal of Australian subsidiary                                     (9,144)
                                                                --------------
Change in gross profit dollars                                      $ (9,864)
                                                                ==============

The gross margin percentage in the Canadian subsidiary for the third quarter was 39.9%, a decline of 170 basis points. Approximately 25% of this decline was attributable to the effects of a one-time rebate adjustment received from one of the Company's vendors during the third quarter last year. Although the sales that generated this rebate had taken place during the second quarter, the rebate was not agreed with the vendor until the third quarter and, accordingly, could not be recognized until that period. The disruption in the satellite business caused by the gray marketing activities described earlier also had a negative impact on the gross margin percentage, as the gross margin percentage generated by satellite sales of each of the Company's suppliers are well above the Company's average margins. While the favorable Supreme Court decision should help the Company's satellite sales, management believes there still could be some pressure on margins, at least in the near term, until the applicability of Canada's Charter of Rights is resolved. In addition, the Company continues to offer a significantly enhanced range of digital accessories and end products, as consumers' preferences continue to shift towards these products relative to more traditional analog technologies. While many of these products carry less than the Company's traditional margins, which reduces the gross margin percentage, management believes that the strategic shift in product preferences will continue and the Company will continue to position the Company for profitable sales growth in response to these changes in demand. Extensive promotional activity designed to support sales due to the satellite situation and robust computer sales in Quebec during the prior year quarter resulted in further erosion in the margin percentage. Sales declines during the quarter in more conventional landline telephones, personal electronics and toys also put pressure on margins. The gross margin percentage continues to benefit from the Company's strong performance in subscriber-based services and attendant increases in after the sale compensation in the form of residuals and sales-based volume rebates. For the quarter, after the sale compensation was $1,729,000 about 2% of total revenue. When the effects of the rebate adjustment described above are eliminated from the prior year's base, this represented an increase of approximately 30% over the same quarter last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The following table provides a breakdown of selling, general and administrative expense ("SG&A") by major category:

                                            Three months ended March 31                     Nine months ended March 31
                                            2002                  2001                     2002                   2001
(U.S. dollars in thousands,         Dollars   % of Sales    Dollars  % of Sales    Dollars  % of Sales     Dollars   % of Sales
     except percents)
---------------------------------------------------------------------------------------------------------------------------------
Canadian and Corporate expenses
  Payroll                         $   11,693      14.1    $  11,606     14.3     $  38,746      12.5     $   37,564      12.2 /1/

  Advertising                          2,279       2.8        1,971      2.4         9,225       3.0         11,604       3.8 /1/
  Rent                                 4,345       5.3        4,242      5.2        13,838       4.5         13,304       4.3 /1/
  Taxes (other than income tax)        2,288       2.8        2,114      2.6         6,505       2.1          5,873       1.9 /1/
  Telephone and utlities                 943       1.1          880      1.1         2,614       0.8          2,481       0.8 /1/
  Other                                5,152       6.2        4,922      6.1        16,173       5.2         15,340       5.1 /1/
---------------------------------------------------------------------------------------------------------------------------------

                                      26,700      32.3       25,735     31.7        87,101      28.2         86,166      28.1 /1/

Australian expenses                        -         -        9,113     40.7             -                   29,597      36.7 /2/
---------------------------------------------------------------------------------------------------------------------------------

Consolidated expenses             $   26,700      32.3    $  34,848     33.7     $  87,101      28.2     $  115,763      29.9 /3/
---------------------------------------------------------------------------------------------------------------------------------

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

SG&A expenses at RadioShack Canada and the Company's former Corporate Headquarters in U.S. dollars increased by $965,000 over the comparable quarter last year. This comparison was influenced by the effects of a weaker Canadian dollar. Measured at the same exchange rates, SG&A expense increased by approximately 8%.

The following is a breakdown of the same-exchange-rate increase (decrease) in SG&A expense in Canada and Corporate Headquarters over the same quarter in the prior year:

Percentage increase (decrease)

                                                             Three months ended                Nine months ended
                                                               March 31, 2002                    March 31, 2002
                                                        ---------------------------    -----------------------------

Payroll                                                              5.1                            (17.3)
Advertising                                                         21.7                              8.2
Rents                                                                6.9                              7.3
Taxes (other than income taxes)                                     19.7                             21.0
Telephone and utilities                                             11.7                              9.6
Other                                                                6.1                              7.3
--------------------------------------------------------------------------------------------------------------------

Total increase                                                       8.2                              5.1
--------------------------------------------------------------------------------------------------------------------

Payroll and rent both increased, primarily as a result of an increase in the number of Company operated retail locations. The Company is currently planning about 20 new company-operated stores during fiscal year 2002 and 15 of those stores were open by the end of the third quarter. The Company increased its advertising efforts as part of its promotional activities designed to drive sales. This activity was necessary to combat the effects of the Quebec computer program in the comparative quarter and disappointing satellite sales this year. Taxes (other than income taxes), primarily represents business taxes on the Company's stores and head office and warehouse locations. The increase in this expense category was a result of the combination of tax rate increases, new stores and increases in the size of existing stores. The effects of all of these increases were partially offset by the effects of the management restructuring announced during the second quarter.

While selling, general and administrative expenses were well within plan, sales fell short of expectations. Consequently, the selling, general and administrative expenditure percentage for the quarter increased to 32.3%, up 60 basis points over the prior year.

FOREIGN CURRENCY TRANSACTION LOSSES

Foreign currency transaction losses were $33,000 during the third quarter of fiscal year 2002 compared with losses of $16,000 for the comparable quarter last year.

INTEREST INCOME AND EXPENSE

Interest income for the quarter was $266,000 compared with $288,000 a year ago. Interest income was lower than during the first two quarters of fiscal year 2002, as a substantial portion of the Company's cash resources, including the proceeds on the sale of its Australian subsidiary, have been used to fund the purchase of common stock. Additional cash will also be needed to fund the payment of income tax assessments and the Battery Plus acquisition. See "Income Taxes Payable" and Note 10 to the Company's consolidated financial statements. Accordingly, interest income will likely be lower in future periods. Interest expense for the quarter was $102,000 compared with $80,000 in the prior-year quarter. In both periods, interest expense consisted entirely of commitment fees and loan amortization charges, as there were no borrowings during either quarter.

PROVISION FOR INCOME TAXES

The provision for income taxes for the quarter was $2,448,000, and consisted entirely of Canadian taxes on the profits of RadioShack Canada. The effective rate for the quarter was 48.4%. Last year, the provision for tax was $3,176,000. The effective tax rate a year ago was 48.3%.

FINANCIAL CONDITION
-------------------

Most balance sheet accounts are translated from their values in local currency to U.S. dollars at the respective month end rates. The table below outlines the percentage change, to March 31, 2002, in the value of the Canadian dollar as measured against the U.S. dollar:

-------------------------------------------------------------------------------
Percentage decrease from March 31, 2001                                   1.2%

Percentage decrease from June 30, 2001                                    5.1%
-------------------------------------------------------------------------------

INVENTORIES

Inventories at March 31, 2002 were $82,497,000, down from $105,894,000 a year ago and $90,394,000 at June 30, 2001. The sale of the Australian subsidiary more than accounts for the reduction from March 31, 2001. At RadioShack Canada, inventories have increased by about 3% in local currency, despite a 6% increase in the number of inventoried stores and increases in the product range. This strong performance is attributable to significant improvements in inventory management resulting from the Company's investment in people involved in sales support functions and from the benefits of the Company's micro merchandising program. The Company is now sourcing locally-purchased inventory more frequently, and purchasing in smaller quantities. This strategy will reflect positively on both cash flow requirements and the risk of obsolescence. The benefits of the new inventory strategy are also evident in the comparison with inventory levels at June 30, 2001. Despite the increase in the number of inventoried storefronts described above and the introduction of over 500 new SKUs, inventories at RadioShack Canada at March 31, 2002 were down, in local currency, almost 4% from June 30, 2001 levels.

ACCOUNTS PAYABLE

Accounts payable were $13,227,000 at March 31, 2002 compared to $19,951,000 at March 31, 2001 and $20,034,000 at June 30, 2001. The reduction from March 31, 2001 is explained primarily by the sale of the Australian subsidiary. The decrease from June 30, 2001 is due to the Company taking advantage of early payment discounts. In addition, payment of certain suppliers at June 30, 2001, had been delayed while account balances were reconciled.

INCOME TAXES PAYABLE

Income taxes payable were $15,600,000 at March 31, 2002 compared with $24,592,000 at March 31, 2001 and $24,913,000 at June 30, 2001. Both of these reductions are a result of timing differences and the payment of reassessments discussed below.

During fiscal year 1999, the Company reached an agreement with the Canadian tax authorities relating to the settlement of a dispute regarding the 1990 to 1993 taxation years. While the amount in dispute has been agreed and a settlement agreement has been executed, the Company has not yet been fully reassessed and, accordingly, this amount has not been paid. Management estimates the remaining payment relating to these issues to be approximately $8,500,000.

Late in fiscal year 2001, the Company reached an agreement with both the Canadian and United States tax authorities, settling substantially all of its remaining outstanding tax issues and recorded an additional provision of $700,000. Although agreement in principle has been reached on these issues, final statements summarizing amounts owing have not been received from either government. Because of the age of these issues and the terms of the settlements, there are complex interest computations to be made. Accordingly, it is not practical for management to determine with precision the exact liability associated with these matters. Management estimates that, at current rates of exchange, the liability to settle all outstanding tax issues, including the matter described immediately above, is in the range of $15,000,000 to $18,000,000, reflecting payments during the third quarter of approximately $7,000,000. The Company anticipates that payment of a substantial portion of the remaining balance will be required during the fourth quarter of the current fiscal year. Management further believes that it has a provision recorded sufficient to pay the estimated liability resulting from these issues; however, the amount ultimately paid could differ from management's estimate.

The Company has one remaining issue in dispute with the Internal Revenue Service ("IRS") in the United States. The Company disagrees with the position of the IRS on this issue and, on the advice of legal counsel, believes it has meritorious arguments in its defense and is in the process of vigorously defending its position. It is management's determination that no additional provision need be recorded for this matter. However, should the IRS prevail in its position, the Company could potentially have an additional maximum liability $2,000,000.

OTHER LIABILITIES

Other liabilities were $2,400,000 at March 31, 2002 compared with $5,038,000 at March 31, 2002 and $2,518,000 at June 30, 2001. The reduction in the level of other liabilities from March 31, 2002 relates to the disposal of the Australian subsidiary. Foreign currency effects explain the reduction from June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flows from operating activities during the nine-month period ended March 31, 2002 generated $10,219,000 in cash compared with $19,615,000 in cash during the comparable period last year. This reduction was due primarily to changes in working capital requirements, in particular as a result of the payment of tax reassessments relating to prior years of approximately $7,000,000. See "Income Taxes Payable". A reduction in net income, partially attributable to the effects of the disposal of the Company's former Australian subsidiary last year as well as the restructuring charge recorded during the first quarter of the current fiscal year, was also a contributing factor.

Cash flow from investing activities consumed $8,150,000 and $9,305,000 in cash during the nine-month periods ended March 31, 2002, and 2001 respectively, as the effects of routine additions to property and equipment were partially offset by the proceeds from the sale of property and equipment and from other investing activities. The reduction is more than attributable to the effects of the disposal of the Australian subsidiary, as capital spending at RadioShack Canada increased modestly.

During the nine-month period ended March 31, 2002, cash flow from financing activities consumed $49,970,000 in cash. During the first nine months of fiscal year 2002, the Company completed two separate stock repurchase programs. Under these two programs, an aggregate of 5,400,000 shares were purchased at a total cost of $53,567,000. This cash outflow was partially offset by proceeds from the issuance of common stock to employee plans and from the exercise of stock options. During the nine-month period ended March 31, 2001, cash flow from financing activities consumed $13,515,000 in cash. In April 2000, the Company announced that the Board of Directors had authorized a program for the repurchase of up to 1,500,000 common shares. By June 30, 2000, 285,200 shares had been acquired under this program. During the first quarter of fiscal year 2001, the remaining 1,214,800 shares were acquired at an aggregate cost of $15,529,000. This cash outflow was partially offset by proceeds from the issuance of stock to employee plans and from the exercise of stock options.

On May 4, 2001, InterTAN Canada Ltd. and InterTAN, Inc. extended its revolving credit facility (the "Revolving Loan Agreement") in an amount not to exceed C$75,000,000 (approximately $47,000,000 at March 31, 2002 exchange rates). The Revolving Loan Agreement matures March 22, 2003. The amount of credit actually available at any particular time is dependent on a variety of factors, including the level of eligible inventories and accounts receivable of InterTAN Canada Ltd. The amount of available credit is then reduced by the amount of trade accounts payable then outstanding as well as certain other reserves. A loan origination fee of C$37,500 (approximately $23,500 at March 31, 2002 exchange rates) was payable on closing. A further payment of C$37,500 was required on March 22, 2002. Borrowing rates under the facility range from prime to prime plus 0.75%, based on the Company's quarterly performance against predetermined EBITDA to fixed charge ratios. Using the same criteria, the Company may borrow at bankers' acceptance and LIBOR rates plus from 0.75% to 2.0%. Letters of credit are charged at rates ranging from 0.75% per annum to 2.0% per annum, using the same performance criteria. In addition, a standby fee of 0.65% is payable on the unused portion of the credit facility. The Revolving Loan Agreement is collateralized by a first priority lien over all of the assets of InterTAN Canada Ltd. and is guaranteed by InterTAN, Inc. This facility will be used primarily to finance seasonal inventory build up and, from time to time, to provide letters of credit in support of purchase orders. At March 31, 2002, there were no borrowings against the Revolving Loan Agreement, and approximately $9,000 was committed in support of letters of credit. There was approximately C$42,587,000 (approximately $26,689,000 at March 31, 2002 exchange rates) of credit available for use at March 31, 2002 under this facility.

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

The Company's primary uses of liquidity during the remainder of fiscal year 2002 will include the funding of capital expenditures, payments in settlement of tax issues, the purchase of Battery Plus and the recently announced fifth common stock repurchase program. Management estimates that capital expenditures in Canada during the remainder of fiscal 2002 will approximate $7,000,000. These expenditures relate primarily to investments in store assets, including new stores, renovating and relocating existing stores and store fixtures and equipment, improvements to the Company's distribution center and enhancements to management information systems. Late in fiscal year 2001, the Company reached agreements with both the Canadian and United States tax authorities, settling certain outstanding tax issues. See "Income Taxes Payable". Management estimates that during the fourth quarter of fiscal year 2002, payments flowing from these settlements, together with other matters previously agreed, will be approximately $15,000,000 to $18,000,000. In April 2002, the company completed the acquisition of selected assets of Battery Plus. The cost of closing this transaction was approximately $3,000,000. In May 2002, the Company's Board of Directors announced a fifth share repurchase program under which management is authorized, subject to market conditions, to purchase up to an additional 1,200,000 shares, approximately 5% of the shares then outstanding. Management estimates that this program will require $13,000,000 to $16,000,000 in cash during the fourth quarter of fiscal year 2002 and the first quarter of fiscal year 2003.

Management believes that the Company's cash and short-term investments on hand and its cash flow from operations combined with its banking facilities and the Bond will provide the Company with sufficient liquidity to meet its planned requirements through the scheduled expiry of its current banking agreement. The Company is currently in the process of developing its strategic plan for fiscal year 2003. An analysis of cash flow requirements and the Company's financing requirements in the near and long term and will be part of that process. The Company's banking requirements will be re-evaluated in light of the results of that study.

PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

          The various matters discussed in Notes 3, and 8 to the Company's Consolidated Financial Statements on pages 7 and 10 of this Form 10-Q are incorporated herein by reference.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the Company's stockholders during the three-month period ended March 31, 2002.

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

                        3(b)             Bylaws (Filed on Exhibit 3(b) to InterTAN's Registration
                                         Statement on Form 10 and incorporated herein by reference).

                        3(b)(i)          Amendments to Bylaws through August 3, 1990 Filed as
                                         Exhibit 3(b)(i) to InterTAN's Annual Report on Form 10-K
                                         for fiscal year ended June 30, 1990 and incorporated herein by reference).

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

                    (*) 10(a)            Indemnification Agreement between InterTAN, Inc. and James
                                         P. Maddox dated as of February 21, 2002.

                    (*) 10(b)            Indemnification Agreement between InterTAN, Inc. and Heinz
                                         Stier dated as of February 21, 2002.

                    (*) 10(c)            Employment Agreement between InterTAN, Inc. and Michael D. Flink dated March 21, 2002.

-------------------------
(*)  Filed herewith

                  b)       Reports on Form 8-K:

                           No Reports on form 8K were filed during the three-month period ended March 31, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         InterTAN, Inc.
                                                          (Registrant)

Date:  May 14, 2002               By:          /s/ James P. Maddox
                                               -------------------
                                                   James P. Maddox
                                                   Vice-President and Chief
                                                   Financial Officer
                                                   (Chief Financial Officer)

                                  By:          /s/ Brian E. Levy
                                               --------------------
                                                   Brian E. Levy
                                                   President and Chief Executive
                                                   Officer
                                                   (Authorized Officer)

                                 InterTAN, Inc.
                     Form 10Q - Period Ended March 31, 2002
                                Index to Exhibits

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

                    4(a) Articles Fifth and Tenth of the Restated Certificate of Incorporation
                                     (included in Exhibit 3(a)).

                    4(b) Rights Agreement between InterTAN, Inc. and Bank Boston, NA (filed as Exhibit 4 to the company's Form 8-A filed on September 17, 1999 and incorporated herein by reference)

                (*) 10(a)            Indemnification Agreement between InterTAN,
                                     Inc. and James P. Maddox dated as
                                     of February 21, 2002.

                (*) 10(b)            Indemnification Agreement between InterTAN,
                                     Inc. and Heinz Stier dated as of
                                     February 21, 2002.

                (*) 10(c)            Employment Agreement between InterTAN, Inc.
                                     and Michael D. Flink dated March
                                     21, 2002.

-------------------------------
(*)  Filed herewith