Form 10-Q/A
period 2001-09-30
INTERTAN INC
filed 2002-09-18
CIK 803227

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QA

First Amendment

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 1-10062

InterTAN, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2130875
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

279 Bayview Avenue Barrie, Ontario Canada	L4M 4W5
(Address of principal executive offices)	(Zip Code)

(705) 728-6242
Registrant’s telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

At October 31, 2001, 25,607,588 shares of the registrant’s common stock, par value $1.00 per share, were outstanding.

This amended Quarterly Report on Form 10QA is being filed to reclassify certain costs, primarily professional fees and related expenses, aggregating $510,000 from “Restructuring charge” to “Selling, general and administrative expenses” during the three-month period ended September 30, 2001.

Except as noted above, including consequential changes to Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have not modified the Form 10Q as originally filed or updated any disclosure for events occurring subsequent to the original filing thereof.

INTRODUCTORY NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this Report on form 10-Q constitute forward-looking statements that involve risks and uncertainties. The forward-looking statements include statements regarding:

•	The resolution of the Company’s dispute with the purchaser of its former subsidiary in Australia.
•	The outcome of various Australian, Canadian and United States income tax issues.
•	Hardware pricing in the satellite category.
•	The impact on sales of computers of the introduction of Windows XP and the availability of computers with Pentium 4 technology.
•	Estimates of the gross margin percentage for the second quarter.
•	The Company’s ability to open additional stores in time for the holiday selling season.
•	The benefits of the Company’s investment in human resources in both sales and non-sales areas of responsibility.
•	The effects of the expansion, broader distribution and later release of the Company’s annual catalog.
•	The impact on selling, general and administrative expenses of the restructuring program implemented during the quarter.
•	Future levels of interest income and expense.
•	The adequacy of the Company’s liquidity and its short-term borrowing requirements.
•	The adequacy of the indemnity obtained from the purchaser of the Company’s former subsidiary in the United Kingdom.
•	Possible payments under indemnities provided to the purchaser of InterTAN Australia Ltd.
•	Forecasted capital expenditures for fiscal year 2002.
•	Estimates of cash required to fund the repurchase of common stock.

Important factors that could cause actual results to differ materially from those indicated in the forward-looking statements include, but are not limited to:

•	International political, military and economic conditions.
•	Interest and foreign exchange rate fluctuations.
•	Actions of United States and foreign taxing authorities, including computations of balances owing.
•	Changes in consumer demand and preference.
•	Consumer confidence.
•	Competitive products and pricing.
•	Availability of products.
•	Inventory risks due to shifts in market conditions.
•	Dependence on manufacturers’ product development.
•	The regulatory and trade environment.
•	The value of the Company’s common stock and the general condition of the stock market.
•	Real estate market fluctuations and
•	Other risks indicated in InterTAN’s previously filed periodic reports with the Securities and Exchange Commission, including its Form 10-K for the 2001 fiscal year.

These risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

ITEM 1 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Operations
(U.S. dollars in thousands, except per share data)
(Unaudited)

	Three months ended September 30
	2001	2000
Net sales and operating revenues	$90,365	$119,951
Other income	11	59

	90,376	120,010

Operating costs and expenses:
Cost of products sold	54,862	72,202
Selling, general and administrative expenses	28,212	36,879
Depreciation and amortization	1,349	1,592
Restructuring charge	2,703	—

	87,126	110,673

Operating income	3,250	9,337

Operating income	3,250	9,337
Foreign currency transaction gains (losses)	139	(126)
Interest income	726	434
Interest expense	(104)	(124)

Income before income taxes	4,011	9,521
Income taxes	2,155	4,196

Net income	$1,856	$5,325

Basic net income per average common share	$0.07	$0.19
Diluted net income per average common share	$0.07	$0.18

Average common shares outstanding	27,835	28,032
Average common shares outstanding assuming dilution	28,308	28,950

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets
(U.S. dollars in thousands, except share amounts)
(Unaudited)

	September 30 2001	June 30 2001	September 30 2000
Assets
Current Assets
Cash and short-term investments	$55,299	$86,233	$10,302
Accounts receivable, less allowance for doubtful accounts	21,390	12,598	22,132
Inventories	88,519	90,394	140,103
Other current assets	2,651	1,151	1,499
Deferred income taxes	2,196	2,290	2,248

Total current assets	170,055	192,666	176,284

Property and equipment, less accumulated depreciation and amortization	19,660	19,817	24,061
Other assets	13	16	28
Deferred income taxes	2,907	3,031	2,445

Total Assets	$192,635	$215,530	$202,818

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term bank borrowings	$—	$—	$6,655
Accounts payable	13,490	20,034	35,000
Accrued expenses	16,971	13,650	13,882
Income taxes payable	21,242	24,913	25,343
Deferred service contract revenue—current portion	5,418	5,507	5,756

Total current liabilities	57,121	64,104	86,636

Deferred service contract revenue—non current portion	4,490	4,599	4,887
Other liabilities	2,245	2,518	5,851

Total liabilities	63,856	71,221	97,374

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized, none issued or outstanding	—	—	—
Common stock, $1 par value, 40,000,000 shares authorized, 31,495,255, 31,225,048 and 30,638,135, respectively, issued	31,495	31,225	30,638
Additional paid-in capital	153,820	151,744	147,303
Common stock in treasury, at cost, 5,010,168, 3,101,818 and 3,027,150 shares, respectively	(51,079)	(35,405)	(34,529)
Retained earnings (deficit)	15,608	13,752	(4,450)
Accumulated other comprehensive loss	(21,065)	(17,007)	(33,518)

Total stockholders’ equity	128,779	144,309	105,444

Commitments and contingencies (See Notes 3, 8 and 9)
Total Liabilities and Stockholders’ Equity	$192,635	$215,530	$202,818

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(U.S. dollars in thousands)	Three months ended September 30
(Unaudited)	2001	2000
Cash flows from operating activities:
Net income	$1,856	$5,325
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	1,349	1,592
Stock-based compensation	310	373
Other	17	51

Cash provided by (used in) assets and liabilities:
Accounts receivable	(9,416)	(9,998)
Inventories	(1,805)	(23,007)
Other current assets	(1,558)	(471)
Accounts payable	(5,854)	10,160
Accrued expenses	4,053	(2,160)
Income taxes payable	(2,738)	(4,330)
Deferred service contract revenue	(198)	525

Net cash used in operating activities	(13,984)	(21,940)

Cash flows from investing activities:
Additions to property and equipment	(2,216)	(4,014)
Proceeds from sales of property and equipment	107	27
Other investing activities	(32)	327

Net cash used in investing activities	(2,141)	(3,660)

Cash flows from financing activities:
Changes in short-term borrowings, net	—	6,748
Proceeds from issuance of common stock to employee plans	383	472
Proceeds from exercise of stock options	1,474	83
Purchase of treasury stock	(15,496)	(15,529)

Net cash used in financing activities	(13,639)	(8,226)

Effect of exchange rate changes on cash	(1,170)	(622)

Net decrease in cash and short-term investments	(30,934)	(34,448)
Cash and short-term investments, beginning of year	86,233	44,750

Cash and short-term investments, end of year	$55,299	$10,302

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1    Basis of Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, “Interim Financial Statements”, and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with accounting principles and practices (including consolidation practices) as reflected in InterTAN, Inc.’s (“InterTAN” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2001, and, in the opinion of the Company, include all adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2001 and 2000 and the results of its operations for the three months ended September 30, 2001 and 2000 and its cash flows for the three months ended September 30, 2001 and 2000. Such adjustments are of a normal and recurring nature. Operating results for the three months ended September 30, 2001 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

Note 2    New Accounting Standards

In June 2001, the FASB issued Financial Accounting Standards Nos. 141 and 142 (“FAS 141” and “FAS 142”). FAS 141 provides for new rules to be used in accounting for business combinations and is effective for business combinations initiated after June 30, 2001. FAS 142 changes the accounting treatment of both existing and newly-acquired goodwill. FAS 142 is effective for fiscal years beginning after December 15, 2001. However, early adoption is permitted. The Company adopted both of these new accounting standards in the first quarter of fiscal year 2002. The adoption of FAS 141 and FAS 142 did not have a material effect on the Company’s financial statements.

Note 3    Disposal of Australian Subsidiary

During the fourth quarter of fiscal year 2001, the Company sold its former subsidiary in Australia. The consolidated balance sheet as at September 30, 2000 and the consolidated statements of operations and cash flows for the three months then ended include the results of the Australian subsidiary.

The gain on disposal reported in the fourth quarter of fiscal year 2001 was based on management’s calculation of certain adjustments to be paid following completion of the sale. The purchaser has advised the Company that it disagrees with management’s calculation of those adjustments. Management believes that its calculation of the adjustments is appropriate and that there are strong arguments against the position adopted by the purchaser and is in the process of vigorously defending its position. Should the purchaser prevail in this dispute, the Company would have an additional liability of approximately $2,000,000.

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

Note 4    Restructuring Charge

During the first quarter of fiscal year 2002, the Company recorded a restructuring charge of $2,703,000, representing the cost of restructuring the Company’s Board of Directors and streamlining the Company’s Corporate Office and integrating it with InterTAN’s operating subsidiary, InterTAN Canada Ltd.

The following is a summary of activity within this reserve during the quarter:

(U.S. dollars in thousands)	Original Provision	Paid	Balance September 30 2001

Retirement, severance and other compensation costs	$2,659	$280	$2,379
Other charges	44	—	44

	$2,703	$280	$2,423

In conjunction with this restructuring, the Company also expensed costs, primarily professional fees and related expenses, aggregating $510,000 incurred in connection with a study of various alternatives to enhance shareholder value. This amount has been included in selling, general and administrative expenses.

Note 5    Treasury Stock Repurchase Program

By June 30, 2001, the Company had completed two previously announced share repurchase programs. Under the two programs combined, a total of 3,000,000 shares were acquired an aggregate cost of $34,162,000. During the first quarter of fiscal year 2002, the Company’s Board of Directors announced a third share repurchase program under which management was authorized to purchase up to 2,800,000 shares of the Company’s common stock. By September 30, 2001, 1,894,100 shares had been acquired at an aggregate cost of $15,496,000. During early October, the remaining 905,900 shares were purchased for a total consideration of $7,650,000. On October 25, 2001, the Company’s Board of Directors announced a fourth share repurchase program. Under this program, management is authorized, subject to appropriate market conditions and obtaining applicable securities regulators’ approval, to repurchase up to 2,600,000 shares of the Company’s common stock, approximately 10% of shares currently outstanding.

Note 6    Net Income per average Common share

Basic earnings per share (“EPS”) is calculated by dividing the net income or loss for a period by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted.

Basic and diluted net income per average common share and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is set out below:

	Three months ended September 30
(U.S.dollars in thousands,	2001			2000
except for per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$1,856			$5,325

Basic EPS
Income available to common stockholders	$1,856	27,835	$0.07	$5,325	28,032	$0.19

Effect of Dilutive Securities
Stock options	—	473		—	918

Diluted EPS
Income available to common stockholders including assumed conversions	$1,856	28,308	$0.07	$5,325	28,950	$0.18

At September 30, 2001 and 2000, the Company’s directors and employees held options to purchase 1,548,398 and 1,930,627 common shares, respectively, at prices ranging from $2.4792 to $14.75. During the three months ended September 30, 2001 and 2000, all but 596,922 and 750 of such options were considered in calculating diluted EPS. These options were excluded because the option exercise price was greater than than the average market price of the Company’s common stock during such periods. The dilutive effect of these options in future periods will depend on the average price of the Company’s common stock during such periods.

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

Note 8    Income Taxes

The provision for domestic and foreign income taxes for the three-month period ended September 30, 2001 was $2,155,000, representing Canadian income tax on the profits of the Company’s Canadian subsidiary. For the three-month period ended September 30, 2000, the provision was $4,196,000, including Canadian income tax on the profits of the Canadian subsidiary as well as Australian income tax on the profits of the Company’s former subsidiary in Australia. The effective rate of tax during the first quarter of fiscal year 2002 was unusually high because a full valuation allowance was recorded against the deferred tax asset arising from certain components of the restructuring charge which were not currently tax deductible.

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

Late in fiscal year 2001, the Company reached an agreement with both the Canadian and United States tax authorities, settling substantially all of its remaining outstanding tax issues and recorded an additional provision of $700,000. Although agreement in principle has been reached on these issues, final statements summarizing amounts owing have not been received from either government. Because of the age of these issues and the terms of the settlements, there are complex interest computations to be made. Accordingly, it is not practical for management to determine with precision the exact liability associated with these matters. Management estimates that the liability to settle all outstanding tax issues, including the matter described immediately above, is in the range of $23 million to $26 million. Management further believes that it has a provision recorded sufficient to pay the estimated liability resulting from these issues; however, the amount ultimately paid could differ from management’s estimate.

The Company has one remaining issue in dispute with the Internal Revenue Service (“IRS”) in the United States. The Company disagrees with the position of the IRS on this issue and, on the advice of legal counsel, believes it has meritorious arguments in its defense and is in the process of vigorously defending its position. It is management’s determination that no additional provision need be recorded for this matter. However, should the IRS prevail in its position, the Company could potentially have an additional maximum liability $1,700,000.

Note 9    Commitments and Contingencies

In connection with the sale of its former United Kingdom subsidiary during fiscal year 1999, the Company remains contingently liable as guarantor of certain leases of InterTAN U.K. Limited. At September 30, 2001 the remaining lease obligation assumed by the purchaser and guaranteed by the Company was approximately $19,000,000 and the average remaining life of such leases was approximately 5 years. If the purchaser were to default on the lease obligations, management believes the Company could reduce the exposure through assignment, subletting and other means. The Company has obtained an indemnity from the purchaser for an amount equal to management’s best estimate of the Company’s potential exposure under these guarantees. At September 30, 2001, the amount of this indemnity was approximately $7,400,000. The amount of this indemnity declines over time as the Company’s risk diminishes. Apart from this matter and the issues discussed in Notes 3 and 8, there are no material pending proceedings or claims, other than routine matters incidental to the Company’s business, to which the Company or any of its subsidiaries is a party, or to which any of its property is subject.

Note 10    Segment Reporting

The Company is managed along geographic lines. All references in these notes to “Canada”, “Australia”, and “Corporate Headquarters” refer to the Company’s reportable segments, unless otherwise noted. Transactions between segments are not common and are not material to the segment information. The table below summarizes net sales and operating revenues, operating income (loss) and identifiable assets for the Company’s segments. Consolidated operating income is reconciled to the Company’s income before income tax:

Net Sales and Operating Revenues and
Operating Results by Segment
	Three months ended September 30
(US dollars in thousands)	2001		2000
Net sales and operating revenues:
Canada	$90,365		$92,859
Australia	—	[1]	27,092

	$90,365		$119,951

Operating income (loss):
Canada	$7,486		$9,240
Australia	—	[1]	1,237
Corporate Headquarters expenses	(1,023)		(1,140)

Operating income before restructuring charge	6,463		9,337
Restructuring charge	2,703		—

Operating income	3,760		9,337
Foreign currency transaction gains (losses)	139		(126)
Interest income	726		434
Interest expense	(104)		(124)

Income before income taxes	$4,521		$9,521

Identifiable Assets by Segment
(U.S. dollars in thousands)	September 30 2001		June 30 2001	September 30 2000
Canada	$154,269		$163,016	$149,391
Australia	—	[1]	— [1]	50,263
Corporate Headquarters	38,366		52,514	3,164

	$192,635		$215,530	$202,818

1The Company’s subsidiary in Australia was sold during the fourth quarter of fiscal year 2001.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

InterTAN is engaged in the sale of consumer electronics products primarily through company-operated retail stores and dealer outlets in Canada. The Company’s retail operations are conducted through a wholly-owned subsidiary, InterTAN Canada Ltd., which operates under the trade name “RadioShack”. During fiscal year 2001, the Company also had retail and dealer outlets in Australia. Operations in Australia were carried out through a wholly-owned subsidiary, InterTAN Australia Ltd. The Company’s Australian subsidiary was sold effective April, 2001. Operations in Australia were conducted under the trade name “Tandy”. The “RadioShack” and “Tandy” trade names are used under license from RadioShack Corporation (“RadioShack U.S.A.”). In addition, the Company has entered into an agreement in Canada with Rogers Wireless Inc. (“Rogers”) to operate telecommunications stores (“Rogers AT&T” stores) on its behalf. At September 30, 2001, 57 Rogers AT&T stores were in operation.

Overview

There were a number of special factors and charges in the first quarter of fiscal years 2002 and 2001 that significantly impacted the Company’s results of operations and affected the comparability of reported results for the two periods.

As previously discussed, effective April 30, 2001, the Company sold its subsidiary in Australia. The consolidated balance sheet as at September 30, 2000 and the consolidated statements of operations and cash flows for the three months then ended include the results of the Australian subsidiary.

During the first quarter of fiscal year 2002, the Company recorded a restructuring charge of $2,703,000. See “Restructuring Charge”. During the first quarter, the Company also expensed costs, primarily professional fees and related expenses, incurred in connection with a study of various alternatives to enhance shareholder value. Management estimates that the tax provision for the quarter was reduced by approximately $1,030,000 as a result of the deductibility for tax purposes of a portion of the restructuring costs.

The tables below reflect the Company’s sales, operating income, net income, and net income per share for the three month periods ended September 30, 2001 and 2000, adjusted to eliminate the following: sales and results of InterTAN Australia Ltd. for the three-month period ended September 30, 2000; the restructuring charge and the non-recurring professional fees during the three month-period ended September 30, 2001; and the adjustment to the tax provision during the first quarter of fiscal year 2002 as a result of the restructuring charge.

(U.S. dollars in thousands, except Canadian sales and	Three months ended September 30
per share amounts)	2001	2000
Sales and other operating revenues	$90,365	$119,951
Adjustments
Sales of Australian subsidiary	—	(27,092)

Canadian sales, in U.S. dollars	$90,365	$92,859

Canadian sales, in Canadian dollars	$139,768	$137,619

Operating income	$3,250	$9,337
Adjustments
Restructuring charge	2,703	—
Non-recurring professional fees	510	—
Income of Australian subsidiary	—	(1,237)

Comparable operating income	$6,463	$8,100

Net income	$1,856	$5,325
Adjustments
Restructuring charge	2,703	—
Non-recurring professional fees	510	—
Effect of restructuring charge on income taxes	(1,030)	—
Income of Australian subsidiary	—	(827)

Comparable net income	$4,039	$4,498

Diluted earnings per share	$0.07	$0.18

Restructuring Charge

During the first quarter of fiscal year 2002, the Company recorded a restructuring charge of $2,703,000, representing the cost of restructuring the Company’s Board of Directors and streamlining the Company’s Corporate Office and integrating it with InterTAN’s operating subsidiary, InterTAN Canada Ltd. Management estimates that as a result of this action, selling, general and administrative expenses will be reduced on an annualized basis by approximately $1,300,000. The full benefits of the plan will not be felt until the third quarter of fiscal year 2002.

The following is a summary of activity within this reserve during the quarter:

(U.S. dollars in thousands)	Original Provision	Paid	Balance September 30 2001
Retirement, severance and other compensation costs	$2,659	$280	$2,379
Other charges	44	—	44

	$2,703	$280	$2,423

In conjunction with this restructuring, the Company also expensed costs, primarily professional fees and related expenses, aggregating $510,000 incurred in connection with a study of various alternatives to enhance shareholder value.

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

Sales Outlets

The Company’s sales outlets by type and geographic region is summarized in the following table:

	June 30 2001	Opened	Closed	Sept. 30 2001	Sept. 30 2000
Canada
Company-operated	473	3	1	475	460
Rogers AT&T	55	2	—	57	50
Dealer	360	4	1	363	360

	888	9	2	895	870

Australia [2]
Company-operated	—	—	—		223
Dealer	—	—	—		106

	—	—	—		329

Total
Company-operated	473	3	1	475	683
Rogers AT&T	55	2	—	57	50
Dealer	360	4	1	363	466

	888	9	2	895	1,199

Net Sales and Operating Revenues

Net sales at RadioShack Canada for the quarter in U.S. dollars were $90,365,000. In local currency, this represents an increase over the prior year quarter of 2%. Measured on the same basis, comparable stores increased by 1%. The sales comparison in Canada was adversely affected by a decline in sales of PC’s of over

30%. Had PC sales been flat with the prior year quarter, sales at RadioShack Canada, in local currency, would have shown an increase of over 5%. The sales comparison, measured in U.S. dollars was adversely affected by the quarter on quarter decline in the value of the Canadian dollar of over 4%. Taking this decline into consideration, sales in U.S. dollars for the first quarter of fiscal year 2002 declined by 3% over the same quarter last year.

The expansion of the Company’s range of digital accessories and software continued to produce positive results, with sales in those two categories up 30% and 25% respectively. Unit sales of satellite dishes were up over 30%. However, retail prices were, on average, down about one-third over the prior year. Nevertheless, retail sales in the category showed strong double-digit growth. Importantly, the carriers protected retailers against the decline in retail prices, resulting in an increase in the gross margin percentage of 30%. Management expects that the trend toward lower retail prices in this category will continue, as the carriers continue to use subsidized retail prices as a marketing tool. In the cellular category, the Company’s extensive marketing campaign contributed to an increase in handset sales of over 30%. The increase in the gross revenue line was about 14%, due to continuing lower retail prices as a result of technological advances and competition among manufacturers. Sales of the Company’s more traditional parts and accessories and battery lines showed mid- single to low double-digit growth for the quarter. The introduction of video games into the assortment also was a contributor to sales growth.

As previously indicated, PC sales for the quarter were down 30% over the prior year quarter. Demand for older generation machines fell off, as consumers delayed major purchases in anticipation of the introduction of Windows XP and machines with Pentium 4 technology. The effects of this drop in demand were further increased by the fact that early offerings of Pentium 4 machines were priced well above consumers’ comfort level. The Company has managed its way through the transition to Pentium 4 and its inventory of older machines is under control and should sell through without the need for excessive discounting. With the recent introduction of Windows XP and a reduction in the pricing of Pentium 4 machines, management expects that consumer demand will be restored and that this should produce an improved sales performance during the holiday selling season, provided manufacturers are able to deliver product in sufficient quantities on a timely basis.

Gross Profit

The gross profit percentage for the quarter was 39.3%, flat with Canada’s performance in the first quarter a year ago. Gross profit dollars at RadioShack Canada, measured in local currency increased by approximately 2%—the same as the increase in local currency sales. The reduction in consolidated gross profit dollars for the quarter is, therefore, more than attributable to the disposal of InterTAN’s Australian subsidiary and foreign currency effects in Canada.

The following analysis summarizes the components of the change in gross profit dollars from the comparable prior year period:

(U.S. dollars in thousands)
Increase in sales	$622
Increase in gross margin percentage	106
Foreign currency effects	(1,723)

(995)
Disposal of Australian subsidiary	(11,251)

Change in gross profit dollars	$(12,246)

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

Selling, General and Administrative Expenses

The following table provides a breakdown of selling, general and administrative expense (“SG&A”) by major category:

	Three months ended September 30
	2001		2000
(U.S. dollars in thousands,	Dollars	% of Sales	Dollars	% of Sales
except percents)
Canadian and Corporate expenses
Payroll	$12,647	14.0	$11,975	12.9	[1]
Advertising	2,635	2.9	3,234	3.5	[1]
Rent	4,437	4.9	4,233	4.6	[1]
Taxes (other than income tax)	2,103	2.3	1,984	2.1	[1]
Telephone and utilities	859	1.0	816	0.9	[1]
Other	5,531	6.1	4,947	5.3	[1]

	28,212	31.2	27,189	29.3	[1]

Australian expenses	—	—	9,690	35.8	[2]

Consolidated expenses	$28,212	31.2	$36,879	30.7	[3]

1 Percentages are of Canadian sales.
2 Percentage is of Australian sales.
3 Percentage is of consolidated sales.

SG&A expenses at RadioShack Canada and Corporate Headquarters in U.S. dollars increased by $1,023,000 over the comparable quarter last year. This comparison was influenced by the effects of a weaker Canadian dollar. Measured at the same exchange rates, SG&A expense in these two segments increased by $2,114,000 or about 8%.

The following is a breakdown of the same-exchange-rate increase in SG&A expense in Canada and Corporate Headquarters during the first quarter of fiscal year 2002 over the same quarter in the prior year:

(In thousands)
Payroll	$1,153
Advertising	(463)
Rent	379
Taxes (other than income taxes)	239
Telephone and utilities	76
Other	730

Increase	$2,114

In Canada, rent and payroll were both up over the prior year. Rent expense was driven primarily by an increase in retail square footage, both as a result of an increase in the store count and as a result of increasing the size of selected stores as strategic opportunities present themselves. The Company is currently planning 20 new company-operated stores during this fiscal year 2002 and management anticipates that 15 of those stores will be open in time for the holiday selling season. At lease renewal, management will continue to pursue opportunities to increase the size of the Company’s stores in strategic locations where it believes such action would result in profitable sales growth. The Company also made an investment in its people, both in central units and in stores. The investment in people involved in sales support functions has resulted in a dramatic reduction in inventory levels. See “Financial Condition – Inventories.” Management believes that the benefits of the Company’s investment in people in the field will be evident during the holiday selling season. The effects of higher rent and payroll costs were partially offset by a reduction in advertising expense. This year, management made the strategic decision to delay the release of RadioShack Canada’s annual catalog from the first quarter to the second quarter. Not only is the catalog bigger than last year, but also management expects that a later release will have more impact on the important holiday selling season. Other SG&A expense for the quarter included costs, primarily professional fees and related expenses, aggregating $510,000 incurred in connection with a study of various alternatives to enhance shareholder value. Corporate expenses were down about 9%, reflecting, in part, the early effects of the restructuring.

Foreign Currency Transaction Gains / Losses

Foreign currency transaction gains were $139,000 during the first quarter of fiscal year 2002 compared with losses of $126,000 for the comparable quarter last year.

Interest income and expense

Interest income for the quarter was $726,000 compared with $434,000 a year ago. The increase results primarily from the investment of proceeds from the sale of the Australian subsidiary. Interest income will likely be lower in future periods as a substantial portion of these funds have already been used to fund the purchase of treasury stock. Additional funds will also be required to finance the recently announced new treasury stock repurchase program. See “Liquidity and Capital Resources.” Interest expense for the quarter was $104,000 and consisted entirely of commitment fees and loan amortization charges, as there were no borrowings during the quarter. Last year, RadioShack Canada borrowed under its credit line during the second quarter, to finance the seasonal build of inventories. Based on current projections and trends management does not believe that external borrowing will be required during the second quarter of fiscal year 2002.

Provision for Income Taxes

The provision for income taxes for the quarter was $2,155,000, and consisted exclusively of Canadian taxes on the profits of RadioShack Canada. The effective rate for the quarter was 53.7%, reflecting the fact that a full valuation allowance was recorded against the deferred tax asset arising from certain components of the restructuring charge for which were not currently tax deductible. If the effects of the restructuring charge were eliminated, the effective rate would have been 44.1%. Last year, the provision for tax was $4,196,000 and included Australian tax on the profits of InterTAN Australia. If the income and tax provision of InterTAN Australia were excluded from the prior year’s results, the effective tax rate last year would have been 46.3%.

Financial Condition

Most balance sheet accounts are translated from their values in local currency to U.S. dollars at the respective month end rates. The table below outlines the percentage change, to September 30, 2001, in the value of the

Canadian dollar as measured against the U.S. dollar:

Percentage decrease from September 30, 2000	4.9%
Percentage decrease from June 30, 2001	4.1%

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

Inventories

Inventories at RadioShack Canada, measured in local currency were approximately 14% lower at September 30, 2001 than at the same date a year ago and days sales in inventory is down 27% from the prior year. These improvements are direct result of the Company’s investment in people involved in sales support functions. The Company is now sourcing locally-purchased inventory more frequently, and purchasing in smaller quantities. This strategy will reflect positively on both cash flow requirements and the risk of obsolescence. The benefits of the new inventory strategy are also demonstrated by the fact that inventories at September 30, 2001 are up, in local currency, only 2% from June 30, 2001 levels, despite the seasonal build for the holiday selling season.

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

Late in fiscal year 2001, the Company reached an agreement with both the Canadian and United States tax authorities, settling substantially all of its remaining outstanding tax issues and recorded an additional provision of $700,000. Although agreement in principle has been reached on these issues, final statements summarizing amounts owing have not been received from either government. Because of the age of these issues and the terms of the settlements, there are complex interest computations to be made. Accordingly, it is not practical for management to determine with precision the exact liability associated with these matters. Management estimates that the liability to settle all outstanding tax issues, including the matter described immediately above, is in the range of $23 million to $26 million. Management further believes that it has a provision recorded sufficient to pay the estimated liability resulting from these issues; however, the amount ultimately paid could differ from management’s estimate.

The Company has one remaining issue in dispute with the Internal Revenue Service (“IRS”) in the United States. The Company disagrees with the position of the IRS on this issue and, on the advice of legal counsel, believes it has meritorious arguments in its defense and is in the process of vigorously defending its position. It is management’s determination that no additional provision need be recorded for this matter. However, should the IRS prevail in its position, the Company could potentially have an additional maximum liability $1,700,000.

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

During the three-month period ended September 30, 2001, cash flow from financing activities consumed $13,639,000 in cash. In August 2001, the Company’s Board of Directors announced a third share repurchase program under which management was authorized to purchase up to 2,800,000 shares of the Company’s common stock. By September 30, 2001, 1,894,100 shares had been acquired at an aggregate cost of $15,496,000. This cash outflow was partially offset by proceeds from the issuance of common stock to employee plans and from the exercise of stock options. During the three-month period ended September 30, 2000, cash flow from financing activities consumed $8,226,000 in cash. In April 2000, the Company announced that the Board of Directors had authorized a program for the repurchase of up to 1,500,000 common shares. By June 30, 2000, 285,200 shares had been acquired under this program. During the first quarter of fiscal year 2001, the remaining 1,214,800 shares were acquired at an aggregate cost of $15,529,000. This cash outflow was partially offset by borrowings under banking facility of the Company’s Canadian subsidiary and by proceeds from the issuance of stock to employee plans and from the exercise of stock options.

On May 4, 2001, InterTAN Canada Ltd. and InterTAN, Inc. extended its revolving credit facility (the “Revolving Loan Agreement”) in an amount not to exceed C$75,000,000 (approximately $47,500,000 at September 30, 2001 exchange rates). The Revolving Loan Agreement matures March 22, 2003. The amount of credit actually available at any particular time is dependent on a variety of factors, including the level of eligible inventories and accounts receivable of InterTAN Canada Ltd. The amount of available credit is then reduced by the amount of trade accounts payable then outstanding as well as certain other reserves. A loan origination fee of C$37,500 (approximately $24,000 at September 30, 2001 exchange rates) was payable on closing. A further payment of C$37,500 is required on March 22, 2002. Borrowing rates under the facility range from prime to prime plus 0.75%, based on the Company’s quarterly performance against predetermined EBITDA to fixed charge ratios. Using the same criteria, the Company may borrow at bankers’ acceptance and LIBOR rates plus from 0.75% to 2.0%. Letters of credit are charged at rates ranging from 0.75% per annum to 2.0% per annum, using the same performance criteria. In addition, a standby fee of 0.65% is payable on the unused portion of the credit facility. The Revolving Loan Agreement is collateralized by a first priority lien over all of the assets of InterTAN Canada Ltd. and is guaranteed by InterTAN, Inc. This facility will be used primarily to finance seasonal inventory build up and, from time to time, to provide letters of credit in support of purchase orders. At September 30, 2001, there were no borrowings against the Revolving Loan Agreement, nor was any amount committed in support of letters of credit. There was approximately C$71,000,000 (approximately $45,000,000 at September 30, 2001 exchange rates) of credit available for use at September 30, 2001 under this facility.

Under the terms of the Company’s Merchandise Agreement with RadioShack U.S.A., purchase orders with Far Eastern suppliers must be supported, based on a formula set out in the Merchandise Agreement, by letters of credit issued by banks on behalf of InterTAN, by a surety bond, or backed by cash deposits. The Company has secured surety bond coverage from a major insurer (the “Bond”) in an amount not to exceed $12,000,000. Use of the Bond gives the Company greater flexibility in placing orders with Far Eastern suppliers by releasing a portion of the credit available under the Revolving Loan Agreement for other purposes.

The Company’s primary uses of liquidity during fiscal year 2002 will include the funding of capital expenditures, the build up of inventories for the 2001 holiday selling season, funding the repurchase of common stock and payments in settlement of tax issues. Management estimates that capital expenditures in Canada during the remainder of fiscal 2002 will approximate $12,000,000. These expenditures relate primarily to investments in store assets, including new stores, renovating and relocating existing stores and store fixtures and equipment, improvements to the Company’s distribution center and enhancements to management information systems. In August 2001, the Company’s Board of Directors announced a share repurchase plan under which management was authorized, from time to time and subject to regulatory approval, to repurchase up to 2,800,000 of the Company’s shares, approximately 10% of the shares outstanding at June 30, 2001. By September 30, 2001, 1,894,100 shares had been acquired at an aggregate cost of 15,496,000. During early October, the remaining 905,900 shares were purchased for total consideration of $7,650,000. On October 25, 2001, the Company’s Board of Directors announced an additional share repurchase program. Under this program, management is authorized, subject to appropriate market conditions and obtaining applicable securities regulators’ approval, to repurchase up to 2,600,000 shares of the Company’s common stock, approximately 10% of shares currently outstanding. While purchases under this program will depend on market conditions, management estimates that the program could require between $23,000,000 and $29,000,000 in cash during fiscal 2002. Late in fiscal year 2001, the Company reached agreements with both the Canadian and United States tax authorities, settling certain outstanding tax issues. See “Income Tax”. Management estimates that during fiscal year 2002 payments flowing from these settlements, together with other matters previously agreed, will be approximately $23,000,000 to $26,000,000. Based on management’s current projections and assumptions regarding the timing of the tax reassessments and the stock repurchase plan described above, management does not anticipate that bank borrowings will be required to finance the seasonal build up of inventories.

Management believes that the Company’s cash and short-term investments on hand and its cash flow from operations combined with its banking facilities and the Bond will provide the Company with sufficient liquidity to meet its planned requirements through fiscal year 2002.

PART II—OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

The various matters discussed in Notes 7 and 8 to the Company’s Consolidated Financial Statements on page 7, 9 and 10 of this Form 10-Q are incorporated herein by reference.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were put to a vote of the Company’s stockholders during the three-month period ended September 30, 2001.

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits Required by Item 601 of Regulation S-K:

Exhibit No.	Description
3(a)	Restated Certificate of Incorporation (Filed as Exhibit 3(a) to InterTAN’s Registration Statement on Form 10 and incorporated herein by reference).

3(a)(i)
Certificate of Amendment of Restated Certificate of Incorporation (Filed as Exhibit 3(a)(i) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

3(a)(ii)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (Filed as Exhibit 3(a)(i) to InterTAN’s

Registration Statement on Form 10 and incorporated herein by reference).

3(b)	Bylaws (Filed on Exhibit 3(b) to InterTAN’s Registration Statement on Form 10 and incorporated herein by reference).

3(b)(i)	Amendments to Bylaws through August 3, 1990 (Filed as Exhibit 3(b)(i) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1990 and incorporated herein by reference).

3(b)(ii)	Amendments to Bylaws through May 15, 1995 (Filed as Exhibit 3(b)(ii) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

3 (b)(iii)	Amended and Restated Bylaws (filed as Exhibit 3(b)(iii) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1996 and incorporated herein by reference).

4 (a)	Articles Fifth and Tenth of the Restated Certificate of Incorporation (included in Exhibit 3(a)).

4 (b)	Rights Agreement between InterTAN, Inc. and Bank Boston, NA (filed as Exhibit 4 to the company’s Form 8-A filed on September 17, 1999 and incorporated herein by reference)

10 (a)
First Amendment to Second Amended and Restated License Agreement (Canada) between TRS Quality, Inc. and InterTAN Canada Ltd. dated as of August 31, 2001 (filed as Exhibit 10(a) to InterTAN’s Quarterly Report on Form 10Q for the three-month period ended September 30, 2001 and incorporated herein by reference).

10 (b)
Third Amended and Restated Advertising Agreement among InterTAN, Inc., InterTAN Canada Ltd., RadioShack Corporation and TRS Quality, Inc. dated as of September 15, 2001 (filed as Exhibit 10(b) to InterTAN’s Quarterly Report on Form 10Q for the three-month period ended September 30, 2001 and incorporated herein by reference).

10 (c)
Employment Agreement between Jeffrey A. Losch and InterTAN, Inc. dated September 11, 2001 (filed as Exhibit 10(c) to InterTAN’s Quarterly Report on Form 10Q for the three-month period ended September 30, 2001 and incorporated herein by reference).

10 (d)
Employment Agreement between James P. Maddox and InterTAN, Inc. dated September 10, 2001 (filed as Exhibit 10(d) to InterTAN’s Quarterly Report on Form 10Q for the three-month period ended September 30, 2001 and incorporated herein by reference).

10 (e)
Employment Agreement between Heinz Stier and InterTAN, Inc. dated September 10, 2001 (filed as Exhibit 10(e) to InterTAN’s Quarterly Report on Form 10Q for the three-month period ended September 30, 2001 and incorporated herein by reference)

10 (f)
Termination of Employment Letter Agreement between Douglas C. Saunders and InterTAN, Inc. dated September 25, 2001 (filed as Exhibit 10(f) to InterTAN’s Quarterly Report on Form 10Q for the three-month period ended September 30, 2001 and incorporated herein by reference).

10(g)
Retirement Letter Agreement between Douglas C. Saunders and InterTAN, Inc. dated September 25, 2001 (filed as Exhibit 10(g) to InterTAN’s Quarterly Report on Form 10Q for the three-month period ended September 30, 2001 and incorporated herein by reference).

*99(a)	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99(b)	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

b)	Reports on Form 8-K:

A Report on Form 8-K was filed on August 20, 2001 to report that on August 14, 2001 the Board of Directors had authorized management, subject to regulatory approval and market conditions, to repurchase up to 2,800,000 shares of the Company’s common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InterTAN, Inc.
(Registrant)

Date: September 18, 2002	By:	/S/ JAMES P. MADDOX
James P Maddox
Vice-President and Chief Financial Officer (Principal Accounting Officer)

	By:	/S/ BRIAN E. LEVY
Brian E. Levy
President and Chief Executive Officer (Authorized Officer)

Certification of Chief Executive Officer Pursuant to Section
302 of the Sarbanes-Oxley Act of 2002

In connection with this Amended Quarterly Report of InterTAN, Inc. on Form 10QA for the three-month period ended September 30, 2001 as filed with the Securities and Exchange Commission on the date hereof, I Brian E. Levy, President and Chief Executive Officer of the Company, certify pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

(1)	I have reviewed this Amended Quarterly Report on Form 10QA of InterTAN, Inc.;

(2)
Based on my knowledge, this Amended Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amended Quarterly Report; and,

(3)
Based on my knowledge, the financial statements, and other information contained in this Amended Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report.

/S/ BRIAN E. LEVY
Brian E. Levy
President and Chief Executive Officer
September 18, 2002

Certification of Chief Financial Officer Pursuant to Section
302 of the Sarbanes-Oxley Act of 2002

In connection with this amended Quarterly Report of InterTAN, Inc. on Form 10QA for the three-month period ended September 30, 2001 as filed with the Securities and Exchange Commission on the date hereof, I James P. Maddox, Vice President and Chief Financial Officer of the Company, certify pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

(1)	I have reviewed this Amended Quarterly Report on form 10QA of InterTAN, Inc.;

(2)
Based on my knowledge, this Amended Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amended Quarterly Report; and,

(3)
Based on my knowledge, the financial statements, and other information contained in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amended Quarterly Report.

/S/ JAMES P MADDOX
James P. Maddox
Vice President and Chief Financial Officer
September 18, 2002

InterTAN, Inc.
Quarterly Report on Form 10-QA
Three Months Ended September 30, 2001

Index to Exhibits

Exhibit No.	Description

3(a)	Restated Certificate of Incorporation (Filed as Exhibit 3(a) to InterTAN's Registration Statement on Form 10 and incorporated herein by reference).

3(a)(i)
Certificate of Amendment of Restated Certificate of Incorporation (Filed as Exhibit 3(a)(i) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

3(a)(ii)
Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (Filed as Exhibit 3(a)(i) to InterTAN's Registration Statement on Form 10 and incorporated herein by reference).

3(b)	Bylaws (Filed on Exhibit 3(b) to InterTAN's Registration Statement on Form 10 and incorporated herein by reference).

3(b)(i)	Amendments to Bylaws through August 3, 1990 (Filed as Exhibit 3(b)(i) to InterTAN's Annual Report on Form 10-K for fiscal year ended June 30, 1990 and incorporated herein by reference).

3(b)(ii)	Amendments to Bylaws through May 15, 1995 (Filed as Exhibit 3(b)(ii) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

3(b)(iii)	Amended and Restated Bylaws (filed as Exhibit 3(b)(iii) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1996 and incorporated herein by reference).

4(a)	Articles Fifth and Tenth of the Restated Certificate of Incorporation (included in Exhibit 3(a)).

4(b)	Rights Agreement between InterTAN, Inc. and Bank Boston, NA (filed as Exhibit 4 to the company’s Form 8-A filed on September 17, 1999 and incorporated herein by reference)

10(a)
First Amendment to Second Amended and Restated License Agreement (Canada) between TRS Quality, Inc. and InterTAN Canada Ltd. dated as of August 31, 2001 (filed as Exhibit 10(a) to InterTAN’s Quarterly Report on Form 10Q for the three-month period ended September 30, 2001 and incorporated herein by reference).

10(b)
Third Amended and Restated Advertising Agreement among InterTAN, Inc., InterTAN Canada Ltd., RadioShack Corporation and TRS Quality, Inc. dated as of September 15, 2001 (filed as Exhibit 10(b) to InterTAN’s Quarterly Report on Form 10Q for the three-month period ended September 30, 2001 and incorporated herein by reference).

10(c)
Employment Agreement between Jeffrey A. Losch and InterTAN, Inc. dated September 11, 2001 (filed as
Exhibit 10(c) to InterTAN’s Quarterly Report on Form 10Q for the three-month period ended September 30, 2001 and incorporated herein by reference).

10(d)
Employment Agreement between James P. Maddox and InterTAN, Inc. dated September 10, 2001 (filed as
Exhibit 10(d) to InterTAN’s Quarterly Report on Form 10Q for the three-month period ended September 30, 2001 and incorporated herein by reference).

10(e)
Employment Agreement between Heinz Stier and InterTAN, Inc. dated September 10, 2001 (filed as Exhibit 10(e) to InterTAN’s Quarterly Report on Form 10Q for the three-month period ended September 30, 2001 and incorporated herein by reference).

10(f)
Termination of Employment Letter Agreement between Douglas C. Saunders and InterTAN, Inc. dated September 25, 2001 (filed as Exhibit 10(f) to InterTAN’s Quarterly Report on Form 10Q for the three-month period ended September 30, 2001 and incorporated herein by reference).

10(g)
Retirement Letter Agreement between Douglas C. Saunders and InterTAN, Inc. dated September 25, 2001 2001 (filed as Exhibit 10(f) to InterTAN’s Quarterly Report on Form 10Q for the three-month period ended September 30, 2001 and incorporated herein by reference).

* 99(a)	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 99(b)	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith