Form 10-Q/A
period 2001-12-31
INTERTAN INC
filed 2002-09-18
CIK 803227

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QA

First Amendment

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

Commission file number 1-10062

InterTAN, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2130875
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

279 Bayview Drive Barrie, Ontario Canada	L4M 4W5
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (705) 728-6242

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

At January 31, 2002, 24,585,081 shares of the registrant’s common stock, par value $1.00 per share, were outstanding.

This amended Quarterly Report on Form 10QA is being filed to reclassify certain costs, primarily professional fees and related expenses aggregating $510,000 from “Restructuring charge” to “Selling, general and administrative expenses’ during the six-month period ended December 31, 2001.

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

•	The resolution of the Company’s dispute with the purchaser of its former subsidiary in Australia.
•	The outcome of various Australian, Canadian and United States income tax issues.
•	The benefits of extending the Company’s expanded range of digital cameras to a wider range of its stores.
•	The impact on sales and profits of the Company’s strategy to selectively expand the video game business.
•	The Company’s ability to establish a more reliable source of supply for computers with Pentium 4 technology and position itself more aggressively in that marketplace.
•	The Company’s ability to expand its retail square footage through both new stores and expanding the size of certain existing stores.
•	The benefits of the Company’s investment in additional human resources in sales areas of responsibility.
•	The impact on selling, general and administrative expenses of the restructuring program completed during the second quarter.
•	Future levels of interest income and expense.
•	The ability of the Company’s inventory management program to positively impact obsolescence risk and improve cash flow.
•	The adequacy of the Company’s liquidity.
•	The adequacy of the indemnity obtained from the purchaser of the Company’s former subsidiary in the United Kingdom.
•	Possible payments under indemnities provided to the purchaser of InterTAN Australia Ltd.
•	Forecasted capital expenditures for fiscal year 2002.
•	Estimates of cash required to fund the repurchase of common stock.

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

ITEM 1 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Operations
(U.S. dollars in thousands, except per share data)
(Unaudited)

	Thre months ended December 31		Six months ended December 31
	2001	2000	2001	2000
Net sales and operating revenues	$135,831	$164,050	$226,196	$284,001
Other income (loss)	(13)	32	(2)	91

	135,818	164,082	226,194	284,092
Operating costs and expenses:
Cost of products sold	82,894	99,899	137,756	172,101
Selling, general and administrative expenses	32,715	44,036	60,927	80,915
Depreciation and amortization	1,395	1,629	2,744	3,221
Restructuring charge	—	—	2,703	—

	117,004	145,564	204,130	256,237

Operating income	18,814	18,518	22,064	27,855
Foreign currency transaction gains (losses)	156	(126)	295	(252)
Interest income	309	195	1,035	629
Interest expense	(96)	(527)	(200)	(651)

Income before income taxes	19,183	18,060	23,194	27,581
Income taxes	8,325	7,896	10,480	12,092

Net income	$10,858	$10,164	$12,714	$15,489

Basic net income per average common share	$0.42	$0.37	$0.48	$0.56
Diluted net income per average common share	$0.42	$0.36	$0.47	$0.54

Average common shares outstanding	25,651	27,744	26,744	27,888
Average common shares outstanding assuming dilution	26,097	28,403	27,203	28,676

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets
(U.S. dollars in thousands, except share amounts)
(Unaudited)

	December 31 2001	June 30 2001	December 31 2000
Assets
Current Assets
Cash and short-term investments	$70,739	$86,233	$20,207
Accounts receivable, less allowance for doubtful accounts	25,355	12,598	28,753
Inventories	86,789	90,394	137,161
Other current assets	1,819	1,151	950
Deferred income taxes	2,179	2,290	2,258

Total current assets	186,881	192,666	189,329

Property and equipment, less accumulated depreciation and amortization	21,120	19,817	25,149
Other assets	16	16	24
Deferred income taxes	2,884	3,031	2,451

Total Assets	$210,901	$215,530	$216,953

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$25,348	$20,034	$28,042
Accrued expenses	23,253	13,650	26,800
Income taxes payable	24,832	24,913	27,130
Deferred service contract revenue—current portion	5,677	5,507	5,655

Total current liabilities	79,110	64,104	87,627

Deferred service contract revenue—non current portion	5,167	4,599	5,052
Other liabilities	2,333	2,518	6,421

Total liabilities	86,610	71,221	99,100

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized, none issued or outstanding	—	—	—
Common stock, $1 par value, 40,000,000 shares authorized, 31,706,175, 31,225,048 and 30,969,117, respectively, issued	31,706	31,225	30,969
Additional paid-in capital	154,967	151,744	148,862
Common stock in treasury, at cost, 6,680,768, 3,101,818 and 3,102,178 shares, respectively	(66,949)	(35,405)	(35,403)
Retained earnings	26,466	13,752	5,714
Accumulated other comprehensive loss	(21,899)	(17,007)	(32,289)

Total stockholders’ equity	124,291	144,309	117,853

Commitments and contingencies (See Notes 3, 8 and 9)
Total Liabilities and Stockholders’ Equity	$210,901	$215,530	$216,953

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
(U.S. dollars in thousands)
(Unaudited)
	Six months ended December 31
	2001	2000
Cash flows from operating activities:
Net income	$12,714	$15,489
Adjustments to reconcile net income to cash used in operating activities
Depreciation and amortization	2,744	3,221
Stock-based compensation	712	582
Other	14	46

Cash provided by (used in) assets and liabilities:
Accounts receivable	(13,474)	(16,211)
Inventories	(725)	(18,196)
Other current assets	(733)	207
Accounts payable	6,374	2,580
Accrued expenses	10,239	10,720
Income taxes payable	1,113	(2,556)
Deferred service contract revenue	1,247	589

Net cash provided by (used in) operating activities	20,225	(3,529)

Cash flows from investing activities:
Additions to property and equipment	(5,158)	(6,757)
Proceeds from sales of property and equipment	105	171
Other investing activities	(121)	627

Net cash used in investing activities	(5,174)	(5,959)

Cash flows from financing activities:
Proceeds from issuance of common stock to employee plans	792	972
Proceeds from exercise of stock options	2,023	234
Purchase of treasury stock	(31,367)	(15,373)

Net cash used in financing activities	(28,552)	(14,167)

Effect of exchange rate changes on cash	(1,993)	(888)

Net decrease in cash and short-term investments	(15,494)	(24,543)
Cash and short-term investments, beginning of year	86,233	44,750

Cash and short-term investments, end of year	$70,739	$20,207

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1    Basis of Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, “Interim Financial Statements”, and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with accounting principles and practices (including consolidation practices) as reflected in InterTAN, Inc.’s (“InterTAN” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2001, and, in the opinion of the Company, include all adjustments necessary for a fair presentation of the Company’s financial position as of December 31, 2001 and 2000 and the results of its operations for the three and six months ended December 31, 2001 and 2000 and its cash flows for the six months ended December 31, 2001 and 2000. Such adjustments are of a normal and recurring nature. Operating results for the three and six months ended December 31, 2001 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

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

The following is a summary of activity within this reserve during fiscal year 2001:

(U.S. dollars in thousands)	Balance June 30 2001	Provision Recorded	Paid	Balance December 31 2001

Retirement, severance and other compensation costs	$—	$2,659	$531	$2,128
Other charges	—	44	44	—

	$—	$2,703	$575	$2,128

In conjunction with this restructuring, the Company also expensed costs, primarily professional fees and related expenses, aggregating $510,000 incurred in connection with a study of various alternatives to enhance shareholder value. This amount has been included in selling, general and administrative expenses.

Note 5    Treasury Stock Repurchase Program

By June 30, 2001, the Company had completed two previously announced share repurchase programs. Under the two programs combined, a total of 3,000,000 shares were acquired at an aggregate cost of $34,162,000. During the first quarter of fiscal year 2002, the Company’s Board of Directors announced a third share repurchase program under which management was authorized to purchase up to 2,800,000 shares of the Company’s common stock. By September 30, 2001, 1,894,100 shares had been acquired at an aggregate cost of $15,496,000. During early October, the remaining 905,900 shares were purchased for a total additional consideration of $7,650,000. The average cost of all shares acquired under this plan was $8.27 per share, including commissions. On October 25, 2001, the Company’s Board of Directors announced a fourth share repurchase program. Under this program, management is authorized, subject to appropriate market conditions, to repurchase up to 2,600,000 shares of the Company’s common stock, approximately 10% of shares then outstanding. By December 31, 2001, 764,700 shares had been acquired under this plan at an aggregate cost of $8,221,000, approximately $10.75 per share, including commissions.

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

Basic and diluted net income per average common share and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is set out below:

	Three months ended December 31
	2001			2000
(U.S.dollars in thousands, except for per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$10,858			$10,164

Basic EPS
Income available to common stockholders	$10,858	25,651	$0.42	$10,164	27,744	$0.37

Effect of Dilutive Securities
Stock options	—	446		—	659

Diluted EPS
Income available to common stockholders including assumed conversions	$10,858	26,097	$0.42	$10,164	28,403	$0.36

	Six months ended December 31
	2001			2000
(U.S.dollars in thousands, except for per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$12,714			$15,489

Basic EPS
Income available to common stockholders	$12,714	26,744	$0.48	$15,489	27,888	$0.56

Effect of Dilutive Securities
Stock options	—	459		—	788

Diluted EPS
Income available to common stockholders including assumed conversions	$12,714	27,203	$0.47	$15,489	28,676	$0.54

At December 31, 2001 and 2000, the Company’s directors and employees held options to purchase 1,401,798 and 1,659,357 common shares, respectively, at prices ranging from $2.4792 to $14.75. During the three months ended December 31, 2001 and 2000, all but 582,822 and 248,402 of such options were considered in calculating diluted EPS. These options were excluded because the option exercise price was greater than the average market price of the Company’s common stock during such periods. The dilutive effect of these options in future periods will depend on the average price of the Company’s common stock during such periods.

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

Note 8    Income Taxes

The provision for domestic and foreign income taxes for the three and six–month periods ended December 31, 2001 was $8,325,000 and $10,480,000, respectively, representing Canadian income tax on the profits of the Company’s Canadian subsidiary. The effective rate of tax for the six-month period ended December 31, 2001 was higher than normal because a full valuation allowance was recorded against the deferred tax asset arising from certain components of the restructuring charge recorded in the first quarter that were not currently tax deductible. For the three and six-month periods ended December 31, 2000, the provision was $7,896,000 and $12,092,000, including Canadian income tax on the profits of the Canadian subsidiary as well as Australian income tax on the profits of the Company’s former subsidiary in Australia.

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

Note 10    Segment Reporting

The Company was traditionally managed along geographic lines, with its Corporate Headquarters also treated as a separate business unit. Following the sale of the Company’s former subsidiary in Australia during the fourth quarter of fiscal year 2001, the Company undertook a restructuring program to streamline its operations and integrate its former Corporate Headquarters with its Canadian subsidiary. Accordingly, the Company now has only one business segment, referred to herein as “Canada”, the “Canadian subsidiary” or “RadioShack Canada”. Transactions between segments during prior periods were not common and were not material to the segment information. The table below summarizes net sales and operating revenues, operating income (loss) and identifiable assets for the Company’s segments. Consolidated operating income is reconciled to the Company’s income before income tax:

Net Sales and Operating Revenues and
Operating Income by Segment

(U.S. dollars in thousands)
	Three months ended December 31			Six months ended December 31
	2001		2000	2001		2000
Net sales and operating revenues
Canada	$135,831		$132,946	$226,196		$225,805
Australia	—		31,104	—		58,196

	$135,831		$164,050	$226,196		$284,001

Operating income (loss)
Canada	$18,814	[1]	$19,128	$22,064	[1]	$28,368
Australia	—		670	—		1,907

	18,814		19,798	22,064		30,275

Corperate Headquarters’ expenses	—	[1]	(1,280)	—[1]		(2,420)

Operating income	18,814		18,518	22,064		27,855
Foreign currency transaction gains (losses)	156		(126)	295		(252)
Interest income	309		195	1,035		629
Interest expense	(96)		(527)	(200)		(651)

Net income before income taxes	$19,183		$18,060	$23,194		$27,581

[1]	During fiscal year 2002, the Company’s former Corporate Headquarters unit was integrated with its Canadian subsidiary

	Identifiable Assets by Segement

(U.S. dollars in thousands)	December 31 2001	June 30 2001	December 31 2000
Canada	$210,901[1]	$163,016	$160,068
Australia	—	—	52,871
Corporate Headquarters	—[1]	52,514	4,014

	$210,901	$215,530	$216,953

[1]	During fiscal year 2002, the Company’s former Corporate Headquarters unit was integrated with its Canadian subsidiary

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

InterTAN is engaged in the sale of consumer electronics products primarily through company-operated retail stores and dealer outlets in Canada. The Company’s retail operations are conducted through a wholly-owned subsidiary, InterTAN Canada Ltd., which operates under the trade name “RadioShack”. The Company’s Corporate Headquarters was integrated with the operations of its Canadian subsidiary during the second quarter of fiscal year 2002. During fiscal year 2001, the Company also had retail and dealer outlets in Australia. Operations in Australia were carried out through a wholly-owned subsidiary, InterTAN Australia Ltd., which conducted business under the trade name “Tandy”. The Company’s Australian subsidiary was sold effective April 2001. The “RadioShack” and “Tandy” trade names are used under license from RadioShack Corporation (“RadioShack U.S.A.”). In addition, the Company has entered into an agreement in Canada with Rogers Wireless Inc. (“Rogers”) to operate telecommunications stores (“Rogers AT&T” stores) on its behalf. At December 31, 2001, 58 Rogers AT&T stores were in operation.

Overview

There were a number of special factors and charges in the first six months of fiscal years 2002 and 2001 that significantly impacted the Company’s results of operations and affected the comparability of reported results for both the three and six-month periods ended December 31, 2001.

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

The tables below reflect the Company’s sales, operating income, net income, and net income per share for the three and six-month periods ended December 31, 2001 and 2000, adjusted to eliminate the following: sales and results of InterTAN Australia Ltd. for the three and six-month periods ended December 31, 2000; the restructuring charge and the non-recurring professional fees during the six-month period ended December 31, 2001; and the effect of the restructuring charge on the tax provision for the six-month period ended December 31, 2001.

	Three months ended		Six months ended
(U.S. dollars in thousands, except per share amounts)	December 31		December 31
	2001	2000	2001	2000
Sales and other operating revenues	$135,831	$164,050	$226,196	$284,001
Sales of Australian subsidiary	—	(31,104)	—	(58,196)

Canadian sales in U.S. dollars	$135,831	$132,946	$226,196	$225,805

Canadian sales in Canadian dollars	$214,698	$202,805	$354,466	$340,425

	Three months ended		Six months ended
(U.S. dollars in thousands, except per share amounts)	December 31		December 31
	2001	2000	2001	2000
Operating income	$18,814	$18,518	$22,064	$27,855
Adjustments
Income of Australian subsidiary	$—	$(670)	$—	$(1,907)
Restructuring charge	—	—	2,703	—
Non-recurring professional fees	—	—	510	—

Comparable operating income	$18,814	$17,848	$25,277	$25,948

Net income	$10,858	$10,164	$12,714	$15,489
Adjustments
Income of Australian subsidiary	—	(441)	—	(1,269)
Restructuring charge	—	—	2,703	—
Non-recurring professional fees	—	—	510	—
Effect of restructuring charge on income taxes	—	—	(1,030)	—

Comparable net income	$10,858	$9,723	$14,897	$14,220

Diluted earnings per share	$0.42	$0.36	$0.47	$0.54

Comparable diluted earnings per share	$0.42	$0.34	$0.55	$0.50

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

The following is a summary of activity within this reserve during fiscal year 2002:

(U.S. dollars in thousands)	Balance June 30 2001	Provision Recorded	Paid	Balance December 31 2001
Retirement, severance and other compensation costs	—	$2,659	$531	$2,128
Other charges	—	44	44	—

	$—	$2,703	$575	$2,128

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

Sales Outlets

The Company’s sales outlets by type and geographic region is summarized in the following table:

	June 30 2001	Opened	Closed	Dec. 31 2001	Dec. 31 2000
Canada
Company-operated	473	14	—	487	469
Rogers AT&T	55	3	—	58	52
Dealer	360	12	2	370	362

	888	29	2	915	883

Australia
Company-operated	—	—	—	—	223
Dealer	—	—	—	—	105

	—	—	—	—	328

Total
Company-operated	473	14	—	487	692
Rogers AT&T	55	3	—	58	52
Dealer	360	12	2	370	467

	888	29	2	915	1,211

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

During the quarter, consumers continued to demonstrate a preference towards a more digital-focused product base. Sales of digital cameras were very strong. To date the Company’s significantly deeper assortment of these products has only been introduced into about one-third of its stores. Encouraged by results during the holiday season, management will be expanding the number of stores in which the full assortment is available. This year, the Company made a strategic decision to delay the release of its catalog until the second quarter and to greatly expand the range of products featured in the catalog. This action, combined with the Company’s expanded range of parts and accessories fueled double-digit growth in more traditional accessory products and growth of over 30% in digital accessories and PC software, in particular entertainment titles. The Company’s decision to introduce Playstation products into its stores was well accepted by consumers. Management will continue to pursue opportunities to expand the gaming business, provided it is satisfied with the incremental gross profit dollar potential of each respective line. Sales of DVD players, camcorders, wireless handset units (cellular) and direct-to-home satellite all showed strong double-digit growth.

The only digital category that suffered during the quarter was personal computer hardware. While demand for Pentium 4 computers was strong, the supply of 1.5GHz Pentium 4 chips was tight. This situation was compounded by a low allocation by certain manufactures to the Canadian marketplace. The end result was that very few of the Company’s stores had a consistent lineup over the holiday period. That situation has improved only modestly early in the third quarter. Management believes that the Canadian consumer’s demand for high speed internet access combined with the benefits of Windows XP to various applications, including digital photography, will continue to drive demand for Pentium 4 computers. Accordingly management is in the process of developing a strategy which will give the company a more reliable supply and a more aggressive position in the marketplace.

Sales of more traditional analog products, in general, yielded disappointing results. Sales of analog personal electronics, landline telephones and toys showed declines. In some cases, the effects of unit sales growth were offset by falling retail prices, which put pressure on overall sales growth. Management will evaluate this information to migrate not only the Company’s product assortment but also its overall store plan to better present the products in demand by consumers.

Gross Profit

While consolidated gross profit dollars for the quarter declined, this reduction in gross profit dollars was more than attributable to the sale of the Company’s Australian subsidiary. Gross profit dollars at RadioSack Canada, measured at the same exchange rates, increased by 5%.

The following analysis summarizes the components of the change in gross profit dollars for the second quarter from the comparable prior year period:

(U.S. dollars in thousands)
Increase in sales	$2,962
Decrease in gross margin percentage	(545)
Foreign currency effects	(1,826)

591
Disposal of Australian subsidiary	(11,805)

Change in gross profit dollars	$(11,214)

The gross margin percentage in the Canadian subsidiary declined by 40 basis points. During the holiday season, the Company offered a significantly enhanced range of digital products, as consumers’ preferences shifted towards these products relative to more traditional analog technologies. While many of these products carry less than the Company’s traditional margins, management believes that the strategic shift in product preferences will continue and the Company will continue to position the Company for profitable sales growth in response to these changes in demand. Sales declines during the quarter in more conventional landline telephones, personal electronics and toys also put pressure on margins. Management will continue to reallocate its resources and selling space to take advantage of digital opportunities. The pressure on margins generated by these shifts in product demand were partially offset by the Company’s continued strong performance in subscriber-based services and attendant increases in after the sale compensation in the form of residuals and, in particular, sales-based volume rebates. For the quarter, after the sale compensation was $4,142,000, about 3% of total revenue. On a comparable basis, this represented an increase of over 50% over the same quarter last year.

Selling, General and Administrative Expenses

The following table provides a breakdown of selling, general and administrative expense (“SG&A”) by major category:

	Three months ended December 31				Six months ended December 31
	2001		2000		2001		2000
(U.S. dollars in thousands, except percents)	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales
Canadian and Corporate expenses
Payroll	$14,406	10.6	$13,983	10.5[1]	$27,053	12.0	$25,959	11.5[1]
Advertising	4,311	3.2	6,398	4.8[1]	6,946	3.1	9,632	4.3[1]
Rent	5,072	3.7	4,830	3.6[1]	9,509	4.2	9,063	4.0[1]
Taxes (other than income tax)	2,114	1.6	1,775	1.3[1]	4,217	1.9	3,760	1.7[1]
Telephone and utlities	812	0.7	783	0.6[1]	1,671	0.7	1,600	0.7[1]
Other	6,000	4.3	5,472	4.2[1]	11,531	5.0	10,417	4.6[1]

	32,715	24.1	33,241	25.0[1]	60,927	26.9	60,431	26.8[1]

Australian expenses	—	—	10,795	34.7[2]	—		20,484	35.2[2]

Consolidated expenses	$32,715	24.1	$44,036	26.8[3]	$60,927	26.9	$80,915	28.5[3]

[1]	Percentages are of Canadian sales.
[2]	Percentage is of Australian sales.
[3]	Percentage is of consolidated sales.

As previously indicated, following the sale of the Australian subsidiary during the fourth quarter of fiscal year 2001, the Company streamlined its remaining operations and integrated its former Corporate headquarters with those of its Canadian subsidiary. See “Overview”. To make comparisons more meaningful, in the following discussion, the selling, general and administrative expenses of the Company’s former Corporate Headquarters for the prior year period have been aggregated with those of RadioShack Canada.

SG&A expenses at RadioShack Canada and the Company’s former Corporate Headquarters in U.S. dollars decreased by $526,000 over the comparable quarter last year. This comparison was influenced by the effects of a weaker Canadian dollar. Measured at the same exchange rates, SG&A expense in these two segments increased by less than 2%.

The following is a breakdown of the same-exchange-rate increase (decrease) in SG&A expense in Canada and Corporate Headquarters during the second quarter of fiscal year 2002 over the same quarter in the prior year:

(In thousands)

Payroll	$899
Advertising	(1,867)
Rent	410
Taxes (other than income taxes)	512
Telephone and utilities	56
Other	578

Increase	$588

Payroll and rent were both up over the prior year. Payroll increased not only in response to higher sales, but also as a result of a conscious decision on the part of management to invest additional resources both in central units and in stores. The investment of additional staff involved in sales support functions is already evident in a significant reduction in Canadian inventory levels. See “Financial Condition – Inventories.” Management believes that the benefits of the Company’s investment in people in the field will be evident in future periods as the Company commits to having a highly trained, energized staff to meet the challenges of continued advancements in digital technologies. Rent expense was driven primarily by an increase in retail square footage, both as a result of an increase in new, and therefore not mature, stores, and as a result of increasing the size of selected stores as strategic opportunities to enhance product assortments present themselves. The Company is currently planning about 20 new company-operated stores during this fiscal year 2002 and, importantly, 14 of those stores were open in time for the holiday selling season. At lease renewal, management will continue to pursue opportunities to increase the size of the Company’s stores in strategic locations where it believes such action would result in profitable sales growth. Taxes (other than income taxes), primarily represents business taxes on the Company’s stores and head office and warehouse locations. The increase in this expense category was a result of the combination of regular rate increases, new stores and increases in the size of existing stores. The effects of higher costs in the payroll, rent and tax expense categories were substantially offset by a more efficient advertising spend and some tactical reductions in television advertising as the holiday season unfolded.

Foreign Currency Transaction Gains / Losses

Foreign currency transaction gains were $156,000 during the second quarter of fiscal year 2002 compared with losses of $126,000 for the comparable quarter last year.

Interest income and expense

Interest income for the quarter was $309,000 compared with $195,000 a year ago. The increase results primarily from the investment of proceeds from the sale of the Australian subsidiary. Interest income will likely be lower in future periods as a substantial portion of these funds have already been used to fund the Company’s stock buy-back programs. Additional funds will also be required to complete the stock buy back program announced in October 2001 and to fund the payment of income taxes. See “Liquidity and Capital Resources.” Interest expense for the quarter was $96,000 and consisted entirely of commitment fees and loan amortization charges, as there were no borrowings during the quarter. In the second quarter of fiscal year 2001, interest expense was $527,000, as RadioShack Canada borrowed under its credit line to finance the seasonal build of inventories. Such borrowings were not necessary this year.

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

Accounts Receivable

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

Inventories

Inventories at December 31, 2001 were $86,789,000, down from $137,161,000 a year ago and $90,394,000 at June 30, 2001. The sale of the Australian subsidiary accounts for only a portion of the reduction from December 31, 2001. The balance is attributable to significant improvements in inventory management at RadioShack Canada. Canadian inventories, measured in local currency, were approximately 10% lower at December 30, 2001 than at the same date a year ago and days sales in inventory was reduced 13% from the prior year. These improvements are a direct result of the Company’s investment in people involved in sales support functions and from the benefits of the Company’s micro merchandising program. The Company is now sourcing locally-purchased inventory more frequently, and purchasing in smaller quantities. This strategy will reflect positively on both cash flow requirements and the risk of obsolescence. The benefits of the new inventory strategy are also evident in the comparison with inventory levels at June 30, 2001. Despite seasonal fluctuations and the introduction of over 500 new SKUs, inventories at RadioShack Canada at December 31, 2001 were up, in local currency, less than 1% from June 30, 2001 levels.

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

Accrued Expenses

Accrued expenses were $23,253,000 at December 31, 2001 compared with $26,800,000 at December 31, 2000 and $13,650,000 at June 30, 2001. The decrease from December 31, 2000 relates primarily to the sale of the Australian subsidiary. The increase from the June 30, 2001 level is due to the seasonal increase in certain sales-sensitive accruals and to the restructuring charge recorded in the first quarter of fiscal year 2002. See ‘Restructuring Charge.”

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

Liquidity and Capital Resources

Cash flows from operating activities during the six-month period ended December 31, 2001 generated $20,225,000 in cash, while consuming $3,529,000 in cash during the comparable period last year. This improvement was due primarily to changes in working capital requirements, partially offset by a decrease in net income, adjusted for non-cash items. In the six months ended December 31, 2001, changes in working capital generated $4,025,000 in cash. In the comparable prior period, working capital requirements consumed $22,867,000 in cash. This variance is due primarily to the effects of lower inventories at RadioShack Canada. Net income, adjusted for non-cash items, generated $16,200,000 in cash during the six-month period ended December 31, 2001, compared with $19,338,000 a year ago. This decrease is primarily due to the disposal of the Company’s former Australian subsidiary.

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

During the six-month period ended December 31, 2001, cash flow from financing activities consumed $28,552,000 in cash. In August 2001, the Company’s Board of Directors announced its third share repurchase program under which management was authorized to purchase up to 2,800,000 shares of the Company’s common stock. This program was completed in October 2001 at a total cost of $23,146,000. In October 2001, a fourth stock buy back program was announced under which management was authorized to purchase up to 2,600,000 additional shares of the Company’s common stock. By December 31, 2001, 764,700 shares had been acquired under this program at a cost of $8,221,000. These cash outflows were partially offset by proceeds from the issuance of common stock to employee plans and from the exercise of stock options. During the six-month period ended Dectember 31, 2000, cash flow from financing activities consumed $14,167,000 in cash. In April 2000, the Company announced that the Board of Directors had authorized a program for the repurchase of up to 1,500,000 common shares. By June 30, 2000, 285,200 shares had been acquired under this program. During the first quarter of fiscal year 2001, the remaining 1,214,800 shares were acquired at an aggregate cost of $15,529,000. This cash outflow was partially offset by proceeds from the issuance of stock to employee plans and from the exercise of stock options.

On May 4, 2001, InterTAN Canada Ltd. and InterTAN, Inc. extended its revolving credit facility (the “Revolving Loan Agreement”) in an amount not to exceed C$75,000,000 (approximately $47,100,000 at December 31, 2001 exchange rates). The Revolving Loan Agreement matures March 22, 2003. The amount of credit actually available at any particular time is dependent on a variety of factors, including the level of eligible inventories and accounts receivable of InterTAN Canada Ltd. The amount of available credit is then reduced by the amount of trade accounts payable then outstanding as well as certain other reserves. A loan origination fee of C$37,500 (approximately $24,000 at December 31, 2001 exchange rates) was payable on closing. A further payment of C$37,500 is required on March 22, 2002. Borrowing rates under the facility range from prime to prime plus 0.75%, based on the Company’s quarterly performance against predetermined EBITDA to fixed charge ratios. Using the same criteria, the Company may borrow at bankers’ acceptance and LIBOR rates plus from 0.75% to 2.0%. Letters of credit are charged at rates ranging from 0.75% per annum to 2.0% per annum, using the same performance criteria. In addition, a standby fee of 0.65% is payable on the unused portion of the credit facility. The Revolving Loan Agreement is collateralized by a first priority lien over all of the assets of InterTAN Canada Ltd. and is guaranteed by InterTAN, Inc. This facility will be used primarily to finance seasonal inventory build up and, from time to time, to provide letters of credit in support of purchase orders. At December 31, 2001, there were no borrowings against the Revolving Loan Agreement, and approximately $10,000 was committed in support of letters of credit. There was approximately C$55,000,000 (approximately $35,000,000 at December 31, 2001 exchange rates) of credit available for use at December 31, 2001 under this facility.

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

The Company’s primary uses of liquidity during the remainder of fiscal year 2002 will include the funding of capital expenditures, funding the repurchase of common stock and payments in settlement of tax issues. Management estimates that capital expenditures in Canada during the remainder of fiscal 2002 will approximate $8,000,000. These expenditures relate primarily to investments in store assets, including new stores, renovating and relocating existing stores and store fixtures and equipment, improvements to the Company’s distribution center and enhancements to management information systems. On October 25, 2001, the Company’s Board of Directors announced an additional share repurchase program. Under this program, management is authorized, subject to appropriate market conditions, to repurchase up to 2,600,000 shares of the Company’s common stock, approximately 10% of shares then outstanding. By December 31, 2001, 764,700 shares had been acquired under this plan at an aggregate cost of $8,221,000, approximately $10.75 per share, including commissions. While additional purchases under this program will depend on market conditions, management estimates that the program could require between $18,000,000 and $24,000,000 in cash during fiscal 2002. Late in fiscal year 2001, the Company reached agreements with both the Canadian and United States tax authorities, settling certain outstanding tax issues. See “Income Tax”. Management estimates that during fiscal year 2002 payments flowing from these settlements, together with other matters previously agreed, will be approximately $22,000,000 to $25,000,000.

Management believes that the Company’s cash and short-term investments on hand and its cash flow from operations combined with its banking facilities and the Bond will provide the Company with sufficient liquidity to meet its planned requirements through fiscal year 2002.

PART II—OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

The various matters discussed in Notes 3, and 8 to the Company’s Consolidated Financial Statements on page 7 and 10 of this Form 10-Q are incorporated herein by reference.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders held in November 9, 2001, the following persons were re-elected to the Board of Directors:

            William C. Bousquette

            Brian E. Levy

In such connection, Messrs. Bousquette and Levy received 23,162,132 and 23,168,242 votes, respectively, “For” election and 116,496 and 110,386 votes, respectively, were withheld. In total 23,278,628 shares were authorized to vote.

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
10 (a)
Ninth Amendment to Loan Agreement between InterTAN Canada Ltd., InterTAN, Inc. and Bank America Canada dated as of November 15, 2001 (filed as Exhibit 10(a) to InterTAN’s Quarterly Report on Form 10Q for the three-month period ended December 31, 2001 and incorporated herein by reference).

10(b)
Retirement Letter Agreement between James G. Gingerich and InterTAN, Inc. dated September 25, 2001 (filed as Exhibit 10(b) to InterTAN’s Quarterly Report on Form 10Q for the three-month period ended December 31, 2001 and incorporated herein by reference).

10 (c)
Composite copy of InterTAN Inc.’s Deferred Compensation Plan reflecting amendments thereto authorized by the Board of Directors of InterTAN, Inc. on November 9, 2001 (filed as Exhibit 10(c) to InterTAN’s Quarterly Report on Form 10Q for the three-month period ended December 31, 2001 and incorporated herein by reference).

10 (d)
Addendum No. 2 to Deferred Compensation Plan Agreement between Jeffrey A. Losch and InterTAN, Inc. dated November 1, 2001 2001 (filed as Exhibit 10(d) to InterTAN’s Quarterly Report on Form 10Q for the three-month period ended December 31, 2001 and incorporated herein by reference).

10 (e)
Addendum No. 2 to Deferred Compensation Plan Agreement between Jeffrey A. Losch and InterTAN, Inc. dated November 1, 2001 (filed as Exhibit 10(e) to InterTAN’s Quarterly Report on Form 10Q for the three-month period ended December 31, 2001 and incorporated herein by reference).

10 (f)
Addendum No. 2 to Deferred Compensation Plan Agreement between Jeffrey A. Losch and InterTAN, Inc. dated November 1, 2001 (filed as Exhibit 10(f) to InterTAN’s Quarterly Report on Form 10Q for the three-month period ended December 31, 2001 and incorporated herein by reference).

*99(a)	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99(b)	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

b)	Reports on Form 8-K:

A Report on Form 8-K was filed on October 29, 2001 to report that on October 25, 2001 the Board of Directors had authorized management, subject to obtaining applicable securities regulators’ approval and market conditions, to repurchase up to 2,600,000 shares of the Company’s common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InterTAN, Inc.
  (Registrant)

Date: September 18, 2002	By:	/s/ JAMES P. MADDOX
James P. Maddox Vice-President and Chief Financial Officer (Principal Accounting Officer)
	By:	/s/ BRIAN E. LEVY
Brian E. Levy President and Chief Executive Officer (Authorized Officer)

Certification of Chief Executive Officer Pursuant to Section
    302 of the Sarbanes-Oxley Act of 2002

In connection with this Amended Quarterly Report of InterTAN, Inc. on Form 10QA for the three-month period ended December 31, 2001 as filed with the Securities and Exchange Commission on the date hereof, I Brian E. Levy, President and Chief Executive Officer of the Company, certify pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

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

In connection with this amended Quarterly Report of InterTAN, Inc. on Form 10QA for the three-month period ended December 31, 2001 as filed with the Securities and Exchange Commission on the date hereof, I James P. Maddox, Vice President and Chief Financial Officer of the Company, certify pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ JAMES P. MADDOX
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

10(a)
Ninth Amendment to Loan Agreement between InterTAN Canada Ltd., InterTAN, Inc. and Bank America Canada dated as of November 15, 2001 (filed as Exhibit 10(a) to InterTAN’s Quarterly Report on Form 10Q for the three-month period ended December 31, 2001 and incorporated herein by reference).

10(b)
Retirement Letter Agreement between James G. Gingerich and InterTAN, Inc. dated September 25, 2001 (filed as Exhibit 10(b) to InterTAN’s Quarterly Report on Form 10Q for the three-month period ended December 31, 2001 and incorporated herein by reference).

10(c)
Composite copy of InterTAN Inc.’s Deferred Compensation Plan reflecting amendments thereto authorized by the Board of Directors of InterTAN, Inc. on November 9, 2001 (filed as Exhibit 10(c) to InterTAN’s Quarterly Report on Form 10Q for the three-month period ended December 31, 2001 and incorporated herein by reference).

10(d)
Addendum No. 2 to Deferred Compensation Plan Agreement between Jeffrey A. Losch and InterTAN, Inc. dated November 1, 2001 (filed as Exhibit 10(d) to InterTAN’s Quarterly Report on Form 10Q for the three-month period ended December 31, 2001 and incorporated herein by reference).

10(e)
Addendum No. 2 to Deferred Compensation Plan Agreement between Jeffrey A. Losch and InterTAN, Inc. dated November 1, 2001 (filed as Exhibit 10(e) to InterTAN’s Quarterly Report on Form 10Q for the three-month period ended December 31, 2001and incorporated herein by reference).

10(f)
Addendum No. 2 to Deferred Compensation Plan Agreement between Jeffrey A. Losch and InterTAN, Inc. dated November 1, 2001 (filed as Exhibit 10(f) to InterTAN’s Quarterly Report on Form 10Q for the three-month period ended December 31, 2001and incorporated herein by reference).

*99(a)	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99(b)	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith