Form 10-Q/A
period 2002-03-31
INTERTAN INC
filed 2002-09-18
CIK 803227

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QA

First Amendment

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number 1-10062

InterTAN, Inc.
(Exact name of registrant as specified in its charter)
Delaware	75-2130875
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3279 Bayview Drive Barrie, Ontario Canada	L4M 4W5
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (705) 728-6242

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

At April 30, 2002, 23,363,680 shares of the registrant’s common stock, par value $1.00 per share, were outstanding.

This amended Quarterly Report on Form 10QA is being filed to increase advertising expense by $363,000 and to reduce income taxes by $154,000 for the three and nine-month periods ended March 31, 2002 and to reduce accounts receivable by $363,000, reduce income taxes payable by $154,000 and to reduce retained earnings by $209,000 as at March 31, 2002. In addition, certain costs, primarily professional fees and related expenses aggregating $510,000 have been reclassified from “Restructuring charge” to “Selling, general and administrative expenses” during the nine month period ended March 31, 2002.

Except as noted above, including consequential changes to Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have not modified the Form 10Q as originally filed or updated any disclosure for events occurring subsequent to the original filing.

PART I

INTRODUCTORY NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this Report on form 10-Q constitute forward-looking statements that involve risks and uncertainties. The forward-looking statements include statements regarding:

•	The resolution of the Company’s dispute with the purchaser of its former subsidiary in Australia.

•	The outcome of various Australian, Canadian and United States income tax issues and the timing of payments related thereto.

•	The resolution of the legality of the activities of gray marketers in the Canadian satellite market.

•	The impact of the Battery Plus acquisition on sales.

•	The impact of the continued shift in consumer preferences towards digital technologies on sales and margins.

•	Future levels of interest income and expense.

•	The ability of the Company’s inventory management program to positively impact obsolescence risk and improve cash flow.

•	The adequacy of the Company’s liquidity.

•	The adequacy of the indemnity obtained from the purchaser of the Company’s former subsidiary in the United Kingdom.

•	Possible payments under indemnities provided to the purchaser of InterTAN Australia Ltd.

•	Forecasted capital expenditures for fiscal year 2002.

•	Estimates of cash required to fund the repurchase of common stock.

Important factors that could cause actual results to differ materially from those indicated in the forward-looking statements include, but are not limited to:

•	Rulings of Courts and the activities of government and regulatory bodies.

•	International political, military and economic conditions.

•	Interest and foreign exchange rate fluctuations.

•	Actions of United States and foreign taxing authorities, including computations of balances owing.

•	Changes in consumer demand and preference.

•	Consumer confidence.

•	Competitive products and pricing.

•	Availability of products.

•	Inventory risks due to shifts in market conditions.

•	Dependence on manufacturers’ product development.

•	The regulatory and trade environment.

•	The value of the Company’s common stock and the general condition of the stock market.

•	Real estate market fluctuations and

•	Other risks indicated in InterTAN’s previously filed periodic reports with the Securities and Exchange Commission, including its Form 10-K for the 2001 fiscal year.

These risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

ITEM 1—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except per share data)
(Unaudited)

	Three months ended March 31		Nine months ended March 31
	2002	2001	2002	2001
Net sales and operating revenues	$82,678	$103,526	$308,874	$387,527
Other income (loss)	1	18	(1)	109

	82,679	103,544	308,873	387,636
Operating costs and expenses:
Cost of products sold	49,662	60,646	187,418	232,747
Selling, general and administrative expenses	27,063	34,848	87,990	115,763
Depreciation and amortization	1,388	1,661	4,132	4,882
Restructuring charge	—	—	2,703	—

	78,113	97,155	282,243	353,392

Operating income	4,566	6,389	26,630	34,244
Foreign currency transaction gains (losses)	(33)	(16)	262	(268)
Interest income	266	288	1,301	917
Interest expense	(102)	(80)	(302)	(731)

Income before income taxes	4,697	6,581	27,891	34,162
Income taxes	2,294	3,176	12,774	15,268

Net income	$2,403	$3,405	$15,117	$18,894

Basic net income per average common share	$0.10	$0.12	$0.58	$0.68
Diluted net income per average common share	$0.10	$0.12	$0.57	$0.66

Average common shares outstanding	24,175	27,939	25,900	27,905
Average common shares outstanding assuming dilution	24,670	28,559	26,371	28,637

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share amounts)
(Unaudited)

	March 31 2002	June 30 2001	March 31 2001

Assets
Current Assets
Cash and short-term investments	$36,601	$86,233	$38,662
Accounts receivable, less allowance for doubtful accounts	13,748	12,598	14,883
Inventories	82,497	90,394	105,894
Other current assets	1,975	1,151	1,229
Deferred income taxes	2,174	2,290	2,135

Total current assets	136,995	192,666	162,803
Property and equipment, less accumulated depreciation and amortization	22,438	19,817	24,393
Other assets	336	16	24
Deferred income taxes	2,878	3,031	2,331

Total Assets	$162,647	$215,530	$189,551

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$13,227	$20,034	$19,951
Accrued expenses	15,726	13,650	14,736
Income taxes payable	15,446	24,913	24,592
Deferred service contract revenue—current portion	5,656	5,507	6,060

Total current liabilities	50,055	64,104	65,339
Deferred service contract revenue—non current portion	4,896	4,599	5,193
Other liabilities	2,400	2,518	5,038

Total liabilities	57,351	71,221	75,570

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized, none issued or outstanding	—	—	—
Common stock, $1 par value, 40,000,000 shares authorized, 31,857,135, 31,225,048 and 31,078,496, respectively, issued	31,857	31,225	31,078
Additional paid-in capital	155,932	151,744	149,771
Common stock in treasury, at cost, 8,518,692, 3,101,818 and 3,102,178 shares, respectively	(89,182)	(35,405)	(35,403)
Retained earnings	28,869	13,752	9,119
Accumulated other comprehensive loss	(22,180)	(17,007)	(40,584)

Total stockholders’ equity	105,296	144,309	113,981

Commitments and contingencies (See Notes 3, 8 and 9)
Total Liabilities and Stockholders’ Equity	$162,647	$215,530	$189,551

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)
(Unaudited)

	Nine months ended March 31
	2002	2001
Cash flows from operating activities:
Net income	$15,117	$18,894
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	4,132	4,882
Stock-based compensation	1,013	950
Other	16	2
Cash provided by (used in) assets and liabilities:
Accounts receivable	(1,708)	(3,454)
Inventories	3,228	4,951
Other current assets	(897)	(147)
Accounts payable	(5,881)	(4,033)
Accrued expenses	2,572	224
Income taxes payable	(8,345)	(3,789)
Deferred service contract revenue	972	1,135

Net cash provided by (used in) operating activities	10,219	19,615

Cash flows from investing activities:
Additions to property and equipment	(7,902)	(9,799)
Proceeds from sales of property and equipment	124	384
Other investing activities	(372)	110

Net cash used in investing activities	(8,150)	(9,305)

Cash flows from financing activities:
Proceeds from issuance of common stock to employee plans	1,203	1,448
Proceeds from exercise of stock options	2,394	410
Purchase of treasury stock	(53,567)	(15,373)

Net cash used in financing activities	(49,970)	(13,515)

Effect of exchange rate changes on cash	(1,731)	(2,883)

Net decrease in cash and short-term investments	(49,632)	(6,088)
Cash and short-term investments, beginning of year	86,233	44,750

Cash and short-term investments, end of year	$36,601	$38,662

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Basis of Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, “Interim Financial Statements”, and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with accounting principles and practices (including consolidation practices) as reflected in InterTAN, Inc.’s (“InterTAN” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2001, and, in the opinion of the Company, include all adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2002 and 2001 and the results of its operations for the three and nine months ended March 31, 2002 and 2001 and its cash flows for the nine months ended March 31, 2002 and 2001. Such adjustments are of a normal and recurring nature. Operating results for the three and nine months ended March 31, 2002 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

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

The gain on disposal reported in the fourth quarter of fiscal year 2001 was based on management’s calculation of certain adjustments to be paid following completion of the sale. The purchaser has advised the Company that it disagrees with management’s calculation of those adjustments and has commenced legal action in support of its claim. Management believes that its calculation of the adjustments is appropriate and that there are strong arguments against the position adopted by the purchaser and is in the process of vigorously defending its position. Should the purchaser prevail in this dispute, the Company would have an additional liability of approximately $2,000,000.

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

The following is a summary of activity within this reserve during fiscal year 2002:

(U.S. dollars in thousands)	Balance June 30, 2001	Provision Recorded	Paid	Balance March 31, 2002
Retirement, severance and other compensation costs	$—	$2,659	$860	$1,799
Other charges	—	44	44	—

	$—	$2,703	$904	$1,799

In conjunction with the first-quarter restructuring, the Company also expensed costs, primarily professional fees and related expenses, aggregating $510,000 incurred in connection with a study of various alternatives to enhance shareholder value. This amount has been included in selling, general and administrative expenses.

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

In May 2002, the Company’s Board of Directors announced a fifth share repurchase program under which management is authorized, subject to market conditions and regulatory approval, to purchase up to an additional 1,200,000 shares, approximately 5% of the shares then outstanding.

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

Basic and diluted net income per average common share and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is set out below:

	Three months ended March 31
(U.S. dollars in thousands, except for per share data)	2002			2001
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$2,403			$3,405

Basic EPS
Income available to common stockholders	$2,403	24,175	$0.10	$3,405	27,939	$0.12

Effect of Dilutive Securities
Stock options	—	495		—	620

Diluted EPS
Income available to common stockholders including assumed conversions	$2,403	24,670	$0.10	$3,405	28,559	$0.12

	Nine months ended March 31
(U.S. dollars in thousands, except for per share data)	2002			2001
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$15,117			$18,894

Basic EPS
Income available to common stockholders	$15,117	25,900	$0.58	$18,894	27,905	$0.68

Effect of Dilutive Securities
Stock options	—	484		—	732

Diluted EPS
Income available to common stockholders includingassumed conversions	$15,117	26,384	$0.57	$18,894	28,637	$0.66

At March 31, 2002 and 2001, the Company’s directors and employees held options to purchase 1,310,296 and 1,635,500 common shares, respectively, at prices ranging from $2.4792 to $14.75. During the three months ended March 31, 2002 and 2001, all but 13,472 and 247,722 of such options were considered in calculating diluted EPS. These options were excluded because the option exercise price was greater than the average market price of the Company’s common stock during such periods. The dilutive effect of these options in future periods will depend on the average price of the Company’s common stock during such periods.

Note 7    Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income (loss) includes net income (loss) and the net change in foreign currency translation effects. The comprehensive income (loss) for the three months ended March 31, 2002 and 2001 was $2,122,000 and $(4,890,000), respectively. For the nine month-periods ended March 31, 2002 and 2001, comprehensive income was $9,944,000 and $7,771,000, respectively.

Note 8    Income Taxes

The provision for domestic and foreign income taxes for the three and nine-month periods ended March 31, 2002 was $2,294,000 and $12,774,000, respectively, representing Canadian income tax on the profits of the Company’s Canadian subsidiary. For the three and nine-month periods ended March 31, 2001, the provision was $3,176,000 and $15,268,000, including Canadian income tax on the profits of the Canadian subsidiary as well as Australian income tax on the profits of the Company’s former subsidiary in Australia.

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

Note 10    Battery Plus Acquisition

In April 2002, the Company completed the acquisition of selected assets of Battery Plus, a retailer of batteries and specialty consumer electronic products, including 43 retail locations. The costs of the assets acquired was approximately $3,000,000, which included inventory valued at approximately $1,800,000. This acquisition is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

Net Sales and Operating Revenues and
Operating Income by Segment

(U.S. dollars in thousands)	Three months ended March 31			Nine months ended March 31
	2002		2001	2002		2001
Net sales and operating revenues
Canada	$82,678		$81,154	$308,874		$306,959
Australia	—		22,372	—		80,568

	$82,678		$103,526	$308,874		$387,527

Operating income (loss)
Canada	$4,566	(1)	$7,832	$26,630	(1)	$36,200
Australia	—		(339)	—		1,569

	4,566		7,493	26,630		37,769
Corporate Headquarters’ expenses	—	(1)	(1,104)	—	(1)	(3,525)

Operating income	4,566		6,389	26,630		34,244
Foreign currency transaction gains (losses)	(33)		(16)	262		(268)
Interest income	266		288	1,301		917
Interest expense	(102)		(80)	(302)		(731)

Net income before income taxes	$4,697		$6,581	$27,891		$34,162

(1)	During fiscal year 2002, the Company’s former Corporate Headquarters unit was integrated with its Canadian subsidiary.

	Identifiable Assets by Segment
(U.S. dollars in thousands)	March 31 2002		June 30 2001	March 31 2001
Canada	$162,647	(1)	$163,016	$147,521
Australia	—		—	37,639
Corporate Headquarters	—	(1)	52,514	4,391

	$162,647		$215,530	$189,551

(1)	During fiscal year 2002, the Company’s former Corporate Headquarters unit was integrated with its Canadian subsidiary.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

InterTAN is engaged in the sale of consumer electronics products primarily through company-operated retail stores and dealer outlets in Canada. The Company’s retail operations are conducted through a wholly-owned subsidiary, InterTAN Canada Ltd., which operates under the trade name “RadioShack”. The Company’s Corporate Headquarters was integrated with the operations of its Canadian subsidiary during the second quarter of fiscal year 2002. During fiscal year 2001, the Company also had retail and dealer outlets in Australia. Operations in Australia were carried out through a wholly-owned subsidiary, InterTAN Australia Ltd., which conducted business under the trade name “Tandy”. The Company’s Australian subsidiary was sold effective April 2001. The “RadioShack” and “Tandy” trade names are used under license from RadioShack Corporation (“RadioShack U.S.A.”). In addition, the Company has entered into an agreement in Canada with Rogers Wireless Inc. (“Rogers”) to operate telecommunications stores (“Rogers AT&T” stores) on its behalf. At March 31, 2002, 61 Rogers AT&T stores were in operation. In April 2002, the Company acquired selected assets, including 43 retail locations, of Battery Plus, a retailer of batteries and specialty consumer electronics products. See Note 10 to the Company’s consolidated financial statements.

Overview

There were a number of special factors and charges in the first nine months of fiscal years 2002 and 2001 that significantly impacted the Company’s results of operations and affected the comparability of reported results for both the three and nine-month periods ended March 31, 2002.

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

The tables below reflect the Company’s sales, operating income, net income, and net income per share for the three and nine-month periods ended March 31, 2002 and 2001, adjusted to eliminate the following: sales and results of InterTAN Australia Ltd. for the three and nine-month periods ended March 31, 2001; the restructuring charge and the non-recurring professional fees during the nine-month period ended March 31, 2002; and the effect of the restructuring charge on the tax provision for the nine-month period ended March 31, 2002.

(U.S. dollars in thousands, except per share amounts)	Three months ended March 31		Nine months ended March 31
	2002	2001	2002	2001
Sales and other operating revenues	$82,678	$103,526	$308,874	$387,527
Sales of Australian subsidiary	—	(22,372)	—	(80,568)

Canadian sales in U.S. dollars	$82,678	$81,154	$308,874	$306,959

Canadian sales in Canadian dollars	$131,793	$124,023	$486,259	$464,448

(U.S. dollars in thousands, except per share amounts)	Three months ended March 31		Nine months ended March 31
	2002	2001	2002	2001
Operating income	$4,566	$6,389	$26,630	$34,244
Adjustments
(Income) loss of Australian subsidiary	—	339	—	(1,569)
Restructuring charge	—	—	2,703	—
Non-recurring professional fees	—	—	510	—

Comparable operating income	$4,566	$6,728	$29,843	$32,675

Adjustments
(Income) loss of Australian subsidiary	—	228	—	(1,040)
Restructuring charge	—	—	2,703	—
Non-recurring professional fees	—	—	510	—
Effect of restructuring charge on income taxes	—	—	(1,030)	—

Comparable net income	$2,403	$3,633	$17,300	$17,854

Diluted earnings per share	$0.10	$0.12	$0.57	$0.66

Comparable diluted earnings per share	$0.10	$0.13	$0.66	$0.62

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

The following is a summary of activity within this reserve during fiscal year 2002:

(U.S. dollars in thousands)	Balance June 30 2001	Provision Recorded	Paid	Balance March 31 2001
Retirement, severance and other compensation costs	$—	$2,659	$860	$1,799
Other charges	—	44	44	—

	$—	$2,703	$904	$1,799

In conjunction with the first-quarter restructuring, the Company also expensed costs, primarily professional fees and related expenses, aggregating $510,000 incurred in connection with a study of various alternatives to enhance shareholder value.

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

Sales Outlets

The Company’s sales outlets by type and geographic region is summarized in the following table:

	June 30 2001	Opened	Closed	Mar. 31 2002	Mar. 31 2001
Canada
Company-operated	473	15	2	486	470
Rogers AT&T	55	6	—	61	53
Dealer	360	12	4	368	360

	888	33	6	915	883

Australia
Company-operated	—	—	—	—	223
Dealer	—	—	—	—	105

	—	—	—	—	328

Total
Company-operated	473	15	2	486	693
Rogers AT&T	55	6	—	61	53
Dealer	360	12	4	368	465

	888	33	6	915	1,211

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

•
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

•
The Canadian direct to home satellite business has been significantly impacted in recent months by the effects of gray marketers. This practice involves importing U.S. Direct TV systems and, in some cases, inserting Direct TV cards into one of the licensed Canadian provider’s systems. These pirated systems are attractive to certain consumers because they offer programming that is not otherwise available in Canada. The grey marketers also offer a rate structure that is significantly lower than regular Canadian rates because the gray marketer pays nothing for programming.

The Company continues to be the leading retailer of legitimate Canadian satellite dishes. However, the action of these gray marketers has had a significant impact on the Company’s performance in this category. While there was positive growth in Company stores, the rate of growth was below the rate of growth traditionally experienced. In the dealer division, however, which typically accounts for over 40% of total satellite sales, sales were off 35% from the comparable quarter last year.

While it is the position of the Canadian satellite industry, the federal government and the Company that this practice constitutes piracy and is illegal, the gray marketers had received some support from a Canadian court which ruled that it lacked the jurisdiction to prevent these practices. In April 2002, the Supreme Court of Canada ruled that the action of the gray marketers was illegal, overturning the decision of the lower court. In announcing its decision, however, the Court also stated that it expressed no opinion on whether the legislation that banned the distribution of these U.S. based signals in Canada was in violation of the freedom of communication section of Canada’s Charter of Rights. Subject to a final resolution of this matter, the federal government has indicated that it will act quickly to stop the illegal distribution of U.S. based signals into Canada.

The company believes its satellite strategy is still sound and that normal growth will return once the illegal practices of the gray marketers are put to an end. The rate of growth may even accelerate because consumers who had purchased systems from the gray market would, in many cases, over a period of time, no longer have service. Such loss of service would occur because countermeasures maintained by certain satellite carriers change security codes from time to time, thus rendering certain gray market and counterfeit programming cards useless. However, until this matter is finally resolved, sales and margins could continue to be negatively impacted.

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

Gross Profit

While consolidated gross profit dollars for the quarter declined, this reduction in gross profit dollars was primarily attributable to the sale of the Company’s Australian subsidiary. Were it not for the effects of a weaker Canadian dollar, gross profit dollars at RadioShack Canada for the quarter would have been flat with the prior year, as the impact of a lower gross margin percentage was fully offset by additional gross profit dollars generated by higher sales.

The following analysis summarizes the components of the change in gross profit dollars for the third quarter from the comparable prior year period:

(U.S. dollars in thousands)
Increase in sales	$2,068
Decrease in gross margin percentage	(2,075)
Foreign currency effects	(713)

(720)
Disposal of Australian subsidiary	(9,144)

Change in gross profit dollars	$(9,864)

The gross margin percentage in the Canadian subsidiary for the third quarter was 39.9%, a decline of 170 basis points. Approximately 25% of this decline was attributable to the effects of a one-time rebate adjustment received from one of the Company’s vendors during the third quarter last year. Although the sales that generated this rebate had taken place during the second quarter, the rebate was not agreed with the vendor until the third quarter and, accordingly, could not be recognized until that period. The disruption in the satellite business caused by the gray marketing activities described earlier also had a negative impact on the gross margin percentage, as the gross margin percentage generated by satellite sales of each of the Company’s suppliers are well above the Company’s average margins. While the favorable Supreme Court decision should help the Company’s satellite sales, management believes there still could be some pressure on margins, at least in the near term, until the applicability of Canada’s Charter of Rights is resolved. In addition, the Company continues to offer a significantly enhanced range of digital accessories and end products, as consumers’ preferences continue to shift towards these products relative to more traditional analog technologies. While many of these products carry less than the Company’s traditional margins, which reduces the gross margin percentage, management believes that the strategic shift in product preferences will continue and the Company will continue to position the Company for profitable sales growth in response to these changes in demand. Extensive promotional activity designed to support sales due to the satellite situation and robust computer sales in Quebec during the prior year quarter resulted in further erosion in the margin percentage. Sales declines during the quarter in more conventional landline telephones, personal electronics and toys also put pressure on margins. The gross margin percentage continues to benefit from the Company’s strong performance in subscriber-based services and attendant increases in after the sale compensation in the form of residuals and sales-based volume rebates. For the quarter, after the sale compensation was $1,729,000 about 2% of total revenue. When the effects of the rebate adjustment described above are eliminated from the prior year’s base, this represented an increase of approximately 30% over the same quarter last year.

Selling, General and Administrative Expenses

The following table provides a breakdown of selling, general and administrative expense (“SG&A”) by major category:

	Three months ended March 31				Nine months ended March 31
	2002		2001		2002		2001
(U.S. dollars in thousands, except percents)	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales
Canadian and Corporate expenses
Payroll	$11,693	14.1	$11,606	14.3	$38,746	12.5	$37,564	12.2	(1)
Advertising	2,642	3.2	1,971	2.4	9,588	3.1	11,604	3.8	(1)
Rent	4,345	5.3	4,242	5.2	13,854	4.5	13,304	4.3	(1)
Taxes (other than income tax)	2,288	2.8	2,114	2.6	6,505	2.1	5,873	1.9	(1)
Telephone and utlities	943	1.1	880	1.1	2,614	0.8	2,481	0.8	(1)
Other	5,152	6.2	4,922	6.1	16,683	5.5	15,340	5.1	(1)

	27,063	32.7	25,735	31.7	87,990	28.5	86,166	28.1	(1)
Australian expenses	—	—	9,113	40.7	—		29,597	36.7	(2)

Consolidated expenses	$27,063	32.7	$34,848	33.7	$87,990	28.5	$115,763	29.9	(3)

(1)	Percentages are of Canadian sales.
(2)	Percentage is of Australian sales.
(3)	Percentage is of consolidated sales.

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

SG&A expenses at RadioShack Canada and the Company’s former Corporate Headquarters in U.S. dollars increased by $1,328,000 over the comparable quarter last year. This comparison was influenced by the effects of a weaker Canadian dollar. Measured at the same exchange rates, SG&A expense increased by approximately 8%.

The following is a breakdown of the same-exchange-rate increase (decrease) in SG&A expense in Canada and Corporate Headquarters over the same quarter in the prior year:

Percentage increase (decrease)	Three months ended March 31, 2002	Nine months ended March 31, 2002
Payroll	5.1	(17.3)
Advertising	41.1	12.5
Rent	6.9	7.4
Taxes (other than income taxes)	19.7	21.0
Telephone and utilities	11.7	9.6
Other	6.1	10.7

Total increase	9.7	6.2

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

While selling, general and administrative expenses were well within plan, sales fell short of expectations. Consequently, the selling, general and administrative expenditure percentage for the quarter increased to 32.7%, up 100 basis points over the prior year.

Foreign Currency Transaction Losses

Foreign currency transaction losses were $33,000 during the third quarter of fiscal year 2002 compared with losses of $16,000 for the comparable quarter last year.

Interest income and expense

Interest income for the quarter was $266,000 compared with $288,000 a year ago. Interest income was lower than during the first two quarters of fiscal year 2002, as a substantial portion of the Company’s cash resources, including the proceeds on the sale of its Australian subsidiary, have been used to fund the purchase of common stock. Additional cash will also be needed to fund the payment of income tax assessments and the Battery Plus acquisition. See “Income Taxes Payable” and Note 10 to the Company’s consolidated financial statements. Accordingly, interest income will likely be lower in future periods. Interest expense for the quarter was $102,000 compared with $80,000 in the prior-year quarter. In both periods, interest expense consisted entirely of commitment fees and loan amortization charges, as there were no borrowings during either quarter.

Provision for Income Taxes

The provision for income taxes for the quarter was $2,294,000, and consisted entirely of Canadian taxes on the profits of RadioShack Canada. The effective rate for the quarter was 48.8%. Last year, the provision for tax was $3,176,000. The effective tax rate a year ago was 48.3%.

Financial Condition

Most balance sheet accounts are translated from their values in local currency to U.S. dollars at the respective month end rates. The table below outlines the percentage change, to March 31, 2002, in the value of the Canadian dollar as measured against the U.S. dollar:

Percentage decrease from March 31, 2001	1.2%
Percentage decrease from June 30, 2001	5.1%

Inventories

Inventories at March 31, 2002 were $82,497,000, down from $105,894,000 a year ago and $90,394,000 at June 30, 2001. The sale of the Australian subsidiary more than accounts for the reduction from March 31, 2001. At RadioShack Canada, inventories have increased by about 3% in local currency, despite a 6% increase in the number of inventoried stores and increases in the product range. This strong performance is attributable to significant improvements in inventory management resulting from the Company’s investment in people involved in sales support functions and from the benefits of the Company’s micro merchandising program. The Company is now sourcing locally-purchased inventory more frequently, and purchasing in smaller quantities. This strategy will reflect positively on both cash flow requirements and the risk of obsolescence. The benefits of the new inventory strategy are also evident in the comparison with inventory levels at June 30, 2001. Despite the increase in the number of inventoried storefronts described above and the introduction of over 500 new SKUs, inventories at RadioShack Canada at March 31, 2002 were down, in local currency, almost 4% from June 30, 2001 levels.

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

Income Taxes Payable

Income taxes payable were $15,446,000 at March 31, 2002 compared with $24,592,000 at March 31, 2001 and $24,913,000 at June 30, 2001. Both of these reductions are a result of timing differences and the payment of reassessments discussed below.

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

Liquidity and Capital Resources

Cash flows from operating activities during the nine-month period ended March 31, 2002 generated $10,219,000 in cash compared with $19,615,000 in cash during the comparable period last year. This reduction was due primarily to changes in working capital requirements, in particular as a result of the payment of tax reassessments relating to prior years of approximately $7,000,000. See “Income Taxes Payable”. A reduction in net income, partially attributable to the effects of the disposal of the Company’s former Australian subsidiary last year as well as the restructuring charge recorded during the first quarter of the current fiscal year, was also a contributing factor.

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

On May 4, 2001, InterTAN Canada Ltd. and InterTAN, Inc. extended its revolving credit facility (the “Revolving Loan Agreement”) in an amount not to exceed C$75,000,000 (approximately $47,000,000 at March 31, 2002 exchange rates). The Revolving Loan Agreement matures March 22, 2003. The amount of credit actually available at any particular time is dependent on a variety of factors, including the level of eligible inventories and accounts receivable of InterTAN Canada Ltd. The amount of available credit is then reduced by the amount of trade accounts payable then outstanding as well as certain other reserves. A loan origination fee of C$37,500 (approximately $23,500 at March 31, 2002 exchange rates) was payable on closing. A further payment of C$37,500 was required on March 22, 2002. Borrowing rates under the facility range from prime to prime plus 0.75%, based on the Company’s quarterly performance against predetermined EBITDA to fixed charge ratios. Using the same criteria, the Company may borrow at bankers’ acceptance and LIBOR rates plus from 0.75% to 2.0%. Letters of credit are charged at rates ranging from 0.75% per annum to 2.0% per annum, using the same performance criteria. In addition, a standby fee of 0.65% is payable on the unused portion of the credit facility. The Revolving Loan Agreement is collateralized by a first priority lien over all of the assets of InterTAN Canada Ltd. and is guaranteed by InterTAN, Inc. This facility will be used primarily to finance seasonal inventory build up and, from time to time, to provide letters of credit in support of purchase orders. At March 31, 2002, there were no borrowings against the Revolving Loan Agreement, and approximately $9,000 was committed in support of letters of credit. There was approximately C$42,587,000 (approximately $26,689,000 at March 31, 2002 exchange rates) of credit available for use at March 31, 2002 under this facility.

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

The Company’s primary uses of liquidity during the remainder of fiscal year 2002 will include the funding of capital expenditures, payments in settlement of tax issues, the purchase of Battery Plus and the recently announced fifth common stock repurchase program. Management estimates that capital expenditures in Canada during the remainder of fiscal 2002 will approximate $7,000,000. These expenditures relate primarily to investments in store assets, including new stores, renovating and relocating existing stores and store fixtures and equipment, improvements to the Company’s distribution center and enhancements to management information systems. Late in fiscal year 2001, the Company reached agreements with both the Canadian and United States tax authorities, settling certain outstanding tax issues. See “Income Taxes Payable”. Management estimates that during the fourth quarter of fiscal year 2002, payments flowing from these settlements, together with other matters previously agreed, will be approximately $15,000,000 to $18,000,000. In April 2002, the company completed the acquisition of selected assets of Battery Plus. The cost of closing this transaction was approximately $3,000,000. In May 2002, the Company’s Board of Directors announced a fifth share repurchase program under which management is authorized, subject to market conditions and regulatory approval, to purchase up to an additional 1,200,000 shares, approximately 5% of the shares then outstanding. Management estimates that this program will require $13,000,000 to $16,000,000 in cash during the fourth quarter of fiscal year 2002 and the first quarter of fiscal year 2003.

Management believes that the Company’s cash and short-term investments on hand and its cash flow from operations combined with its banking facilities and the Bond will provide the Company with sufficient liquidity to meet its planned requirements through the scheduled expiry of its current banking agreement. The Company is currently in the process of developing its strategic plan for fiscal year 2003. An analysis of cash flow requirements and the Company’s financing requirements in the near and long term and will be part of that process. The Company’s banking requirements will be re-evaluated in light of the results of that study.

PART II—OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

The various matters discussed in Notes 3, and 8 to the Company’s Consolidated Financial Statements on pages 7 and 10 of this Form 10-Q are incorporated herein by reference.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s stockholders during the three-month period ended March 31, 2002.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Required by Item 601 of Regulation S-K:

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

3(b)	Bylaws (Filed on Exhibit 3(b) to InterTAN’s Registration Statement on Form 10 and incorporated herein by reference).

3(b)(i)	Amendments to Bylaws through August 3, 1990 (Filed as Exhibit 3(b)(i) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1990 and incorporated herein by reference).

3(b)(ii)	Amendments to Bylaws through May 15, 1995 (Filed as Exhibit 3(b)(ii) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

3(b)(iii)	Amended and Restated Bylaws (filed as Exhibit 3(b)(iii) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1996 and incorporated herein by reference).

4(a)	Articles Fifth and Tenth of the Restated Certificate of Incorporation (included in Exhibit 3(a)).

4(b)	Rights Agreement between InterTAN, Inc. and Bank Boston, NA (filed as Exhibit 4 to the company’s Form 8-A filed on September 17, 1999 and incorporated herein by reference).

10 (a)
Indemnification Agreement between InterTAN, Inc. and James P. Maddox dated as of February 21, 2002 (filed as Exhibit 10(a) to InterTAN’s Quarterly Report on Form 10Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

10(b)
Indemnification Agreement between InterTAN, Inc. and Heinz Stier dated as of February 21, 2002 (filed as Exhibit 10(b) to InterTAN’s Quarterly Report on Form 10Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

10 (c)
Employment Agreement between InterTAN, Inc. and Michael D. Flink dated March 21, 2002 (filed as Exhibit 10(c) to InterTAN’s Quarterly Report on Form 10Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

*99(a)	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99(b)	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(b) Reports on Form 8-K:

No Reports on form 8K were filed during the three-month period ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InterTAN, Inc.
(Registrant)

Date: September 18, 2002	By:	/S/ JAMES P. MADDOX
.		James P. Maddox
.		Vice-President and Chief Financial Officer (Principal Accounting Officer)

	By:	/S/ BRIAN E. LEVY
.		Brian E. Levy
.		President and Chief Executive Officer (Authorized Officer)

Certification of Chief Executive Officer Pursuant to Section
302 of the Sarbanes-Oxley Act of 2002

In connection with this Amended Quarterly Report of InterTAN, Inc. on Form 10QA for the three-month period ended March 31, 2002 as filed with the Securities and Exchange Commission on the date hereof, I Brian E. Levy, President and Chief Executive Officer of the Company, certify pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

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

In connection with this amended Quarterly Report of InterTAN, Inc. on Form 10QA for the three-month period ended March 31, 2001 as filed with the Securities and Exchange Commission on the date hereof, I James P. Maddox, Vice President and Chief Financial Officer of the Company, certify pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

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

Form 10QA – Period Ended March 31, 2002

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

10 (a)
Indemnification Agreement between InterTAN, Inc. and James P. Maddox dated as of February 21, 2002 (filed as Exhibit 10(a) to InterTAN’s Quarterly Report on Form 10Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

10(b)
Indemnification Agreement between InterTAN, Inc. and Heinz Stier dated as of February 21, 2002 (filed as Exhibit 10(b) to InterTAN’s Quarterly Report on Form 10Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

10(c)
Employment Agreement between InterTAN, Inc. and Michael D. Flink dated March 21, 2002 (filed as Exhibit 10(c) to InterTAN’s Quarterly Report on Form 10Q for the three-month period ended March 31, 2002 and incorporated herein by reference).

*99(a)	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99(b)	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith