Form 10-K
period 2002-06-30
INTERTAN INC
filed 2002-09-26
CIK 803227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number 1-10062

InterTAN, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2130875
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

279 Bayview Drive
Barrie, Ontario, Canada	L4M 4W5
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	705-728-6242

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00 per share*	New York Stock Exchange
(*Includes related preferred stock purchase rights)

Securities registered pursuant of Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 10, 2002 was $154,782,031 based on the New York Stock Exchange closing price on such date.

As of September 10, 2002 there were 21,319,839 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III. With the exception of those portions that are incorporated by reference in this Annual Report on Form 10-K, the definitive 2002 Proxy Statement is not to be deemed incorporated into or filed as part of this Report.

InterTAN, Inc.
Form 10-K for the Year Ended June 30, 2002

Part IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	75

	Signatures and Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	85

PART I

Item 1    BUSINESS

Description of Business

InterTAN, Inc. (“InterTAN” or the “Company”) was incorporated in the State of Delaware in June 1986 in order to receive from RadioShack Corporation (“RadioShack U.S.A.”), formerly named Tandy Corporation, the assets and businesses of its foreign retail operations, conducted in Canada under the “RadioShack” trade name and in Australia, the United Kingdom and Europe under the “Tandy” trade name. Following the transfer of assets, on January 16, 1987 RadioShack U.S.A. distributed shares of InterTAN common stock to the RadioShack U.S.A. stockholders in a tax-free distribution on the basis of one InterTAN share for every ten RadioShack U.S.A. shares held. Thus RadioShack U.S.A. effected a spin-off and divestiture of these foreign retail operations and its then ownership interest in InterTAN and its operations, thereby constituting InterTAN as an independent public corporation. The company’s operations in continental Europe were closed during fiscal years 1993 and 1994. During fiscal year 1999, the Company sold its subsidiary in the United Kingdom. The Company sold its subsidiary in Australia during fiscal year 2001. See “See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Gain (Loss) on Disposal of Subsidiary Companies.” In April 2002, the Company acquired selected assets and retail locations of Battery Plus, a specialty retailer of batteries and other consumer electronics products.

InterTAN is now engaged principally in the sale of consumer electronics products and services through company-operated retail stores and dealer outlets in Canada. The Company also operates wireless telecommunications stores (the “Rogers AT&T Stores”) on behalf of and under contract with Rogers Wireless Inc. InterTAN’s ongoing retail operations are conducted through its wholly-owned subsidiary, InterTAN Canada Ltd. (“InterTAN Canada” or “RadioShack Canada”), a British Columbia corporation which operates in Canada under the trade name “RadioShack.” As used herein, “InterTAN” or “Company” sometimes collectively refers to InterTAN and InterTAN Canada, according to the context.

As at June 30, 2002, InterTAN Canada operated a total of 488 RadioShack stores and 42 Battery Plus stores in Canada. In addition, a network of dealers accounted for a further 367 retail locations. RadioShack Canada uses a form of contract management program in 42 of its company-operated stores. See “Notes to Consolidated Financial Statements—Note 1.” The Company also operated 66 Rogers AT&T Stores at June 30, 2002. See “Strategic Alliances—Rogers AT&T Stores.”

The format for InterTAN’s company-operated stores in Canada typically incorporates the concept of small, strategically located stores in malls and shopping centers, each providing the customer with convenience and readily available products and services to meet a wide range of consumer electronic needs. While the average size of a RadioShack Canada store is approximately 1,800 square feet, many newer stores have a larger footprint and average 2,000 to 2,500 square feet. Two clearance centers are also in operation. Battery Plus stores are smaller than the Company’s RadioShack stores, ranging from kiosks of about 200 square feet to stores averaging about 800 square feet. InterTAN emphasizes product knowledge and customer service. Recent research has confirmed that the Company’s sales associates are noted for their helpfulness and product knowledge and that customers look to the Company’s stores to find the answers to their technology questions. During fiscal year 2001, the Company successfully installed an E-learning system that has further built on this strength. A group of regional trainers augments field management and further differentiates the service offering.

The “dealers” included in the above totals are independent retail businesses which operate under their own trade names but are permitted, under dealer agreements, to purchase any of the products sold by company-operated stores. The dealer agreements contain a sub-license permitting such dealer to designate its consumer electronics department or business as a “RadioShack Dealer.” InterTAN’s dealer network enables the Company to penetrate smaller markets that do not have a population base large enough to support a company-operated store.

InterTAN also provides after-sale service for all the products it sells during warranty periods and beyond. The Company also offers out-of-warranty repair service to customers for a wide range of nationally branded electronic products as well as being an authorized repair center for in-warranty repairs for many nationally branded products. The Company’s service centers provide repair capability within a satisfactory turnaround period. The Company also offers extended warranty plans to its customers. Under these plans, the Company will either repair or replace defective product, depending on the nature of the contract, for a specified number of years beyond the normal warranty period.

The Company also operates an e-commerce site, RadioShack.ca and a call center. Both the e-commerce site and the call center provide information to and take orders from customers. RadioShack.ca allows customers the convenience of shopping for a wide variety of electronics and other products from their desktop. Customer’s have the option of having product delivered to their door or taking delivery at their nearest RadioShack store. The Company has closely weaved its on-line presence with its physical stores by introducing browse and order stations intended to maximize product access by its customers and sales associates. RadioShack.ca has also proven to be an effective way of promoting the Company’s brand and displaying product available in its stores.

Employees

As at June 30, 2002 InterTAN employed approximately 3,050 persons. Approximately 133 of InterTAN Canada’s employees, who are engaged in warehousing and distribution operations, are represented by a union. The Company considers its relationships with its employees to be good.

Products and Distribution

InterTAN’s strategy focuses on a product plan dedicated to profitable sales growth by improving gross profit dollars while at the same time increasing sales. Fundamental to this plan is a product offering which includes both national brands and private label goods, emphasis on strategically selected core categories which yield attractive margins, and in which management believes the Company has a strong position in all of its markets, and managing the percentage of lower margin product in the overall sales mix. This strategy has been complemented by the introduction of certain service initiatives designed not only to produce revenue in their own right, but also to increase traffic in the Company’s stores. Many of these service initiatives include after sale compensation that serve to improve gross margins. During fiscal year 2002, the Company streamlined its merchandise offering, eliminating a significant number of SKU’s to expedite its transition to a strategy focused on higher growth products with emphasis on a category management approach.

InterTAN’s stores carry a broad range of brand name and private label, quality consumer electronic products. The selection of products offered for sale is comprehensive, ranging from, among other things, small parts and accessories to large ticket items such as computers and stereo systems. Types of product include: telecommunications products and services, direct-to-home satellite, personal electronics, computers and related services, batteries, parts and accessories, communications products, audio/video gear, digital cameras and accessories and video game gear. It is management’s view that the range of products offered by InterTAN, in particular its parts and accessories, is broader than that typically offered by others in the retail consumer electronics industry and many of its products are exclusively carried by InterTAN within Canada. Many products sold through the Company’s retail outlets are sold by many other retail stores, including department stores, consumer electronics chains and computer outlets.

Historically, InterTAN was for the most part a private label retailer. While brand name products were included in the product assortment, they were selected primarily to complement the Company’s own private label lines as extensions or to offer consumers a choice against which they could compare the relative capability and value of InterTAN’s private label products. In recent years, this strategy has undergone a re-evaluation. The pace at which new high-tech, digital products are being introduced into the market place has been increasingly rapid. Had the Company continued its private label strategy, many opportunities would have been missed because of the time involved in bringing private label offerings of these products to market. In addition, the increasing brand consciousness of consumers was essentially inconsistent with a focused, private label strategy. From a merchandising point of view, increasingly shorter product life cycles conflicted with the large minimum order requirements needed to sustain a broadly-based private label offering. In today’s rapidly changing world in consumer electronics, product must be purchased on a just-in-time basis in order to minimize the risk of obsolescence.

As part of its efforts to meet its customers demands, the Company now offers a wide range of nationally and internationally branded product including, among others, Panasonic, Compaq, Hewlett Packard, Epson, Sony, Lexmark, Sharp, StarChoice, Express Vu, JVC, TDK, Fuji and Sanyo (the lack of a ®, TM or SM is not intended regarding all of the names referred to herein above, to indicate a lack of registration thereof). While this strategy, in combination with others, has resulted in an increase in gross profit dollars, the strategy has also put pressure on the gross margin percentage as branded goods generally carry margins below those of the Company’s historical private label offerings. However, this pressure is partially mitigated by the fact that branded product can often be acquired under more favorable payment and delivery terms, provides advertising support, reduces warranty exposure and reduces inventory risks. The result of this strategy and others has been collectively to improve the Company’s operating margins.

While the Company’s merchandising strategy has changed radically, it intends to continue to support many of its private label lines. Management believes that its private label products offer value to the consumer and also produce above average gross margins for the Company. For these reasons, certain end products will continue to be offered in areas where the Company has built credibility with consumers. In addition, the Company’s extensive assortment of accessories and batteries will continue to be primarily house-branded. As part of this strategy, the Company works closely with RadioShack U.S.A.’s purchasing and export agent, RadioShack International Procurement Limited Partnership (“RIPLP”) in an effort to leverage RadioShack U.S.A.’s sourcing capabilities to negotiate favorable prices with Far East vendors. See “Suppliers” and “Merchandise, License and Advertising Agreements”.

Many of the Company’s private label products are similar, and in many instances identical, to those sold through RadioShack U.S.A.’s retail stores in the United States. Certain of these products carry the trade-marks of RadioShack U.S.A., which are used under license from RadioShack U.S.A. See “Merchandise, License and Advertising Agreements—License Agreements.” Other products carry the Company’s trademarked brands.

Management Information Systems

The Company’s information systems are used to process inventory, accounting, payroll, communications and other operating information for all aspects of the Company’s operations. In addition, each of the Company’s stores has one or more computers that serve as point-of-sale terminals and are linked to the operational headquarters. This information network, referred to as POS, provides detailed sales and margin information on a daily basis, updates InterTAN’s customer database and provides improved financial controls, as well as acting as a monitor of individual store performance. The POS systems are also linked directly to a system used to automatically replenish a store’s stock as inventory is sold. Refinements are made on a continuing basis to the Company’s information systems in order to increase the efficiency of store inventories, inventory flow, advertising and consumer information, E-Commerce, and to enhance opportunities for employee learning.

Suppliers

During fiscal year 2002, InterTAN Canada acquired approximately 11% of its inventory pursuant to a merchandise agreement with RadioShack U.S.A. and acquired the balance from numerous other manufacturers.

Under its merchandise arrangements with RadioShack U.S.A., InterTAN may purchase any private label products which RadioShack U.S.A. has available for sale in the United States in its then current catalog, or those products which may otherwise be reasonably available from RadioShack U.S.A. or through RIPLP. Through its ongoing relationship with RadioShack U.S.A., InterTAN is able to take advantage of RadioShack U.S.A.’s sourcing strength to obtain selected products which management believes generate gross margins which are higher than industry averages and which offer enhanced customer value. The Company also uses this relationship to offer its customers a broad and deep range of parts and accessories. RadioShack U.S.A has agreed that it will not cancel these merchandise arrangements in the event of a change of control, except at the request of the acquirer. While the Company from time to time enters into exclusivity arrangements with certain suppliers (see “Business—Strategic Alliances”), with the exception of Rogers AT&T, InterTAN is not materially dependent on any one supplier other than RadioShack U.S.A. See “Merchandise, License and Advertising Agreements.” A loss or disruption of supply from Rogers AT&T could have a material adverse effect on RadioShack Canada’s business until such time as an alliance could be concluded with one of Canada’s other major cellular carriers.

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

Rogers AT&T Stores

The Company has entered into an alliance with Rogers Wireless Inc. (“Rogers”) to operate telecommunications stores on that company’s behalf. These stores were all remodelled during fiscal year 2001 and operate under the banner “Rogers AT&T”. At June 30, 2002 the Company operated 66 Rogers AT&T stores in major malls across Canada. These stores predominantly carry Rogers AT&T cellular communications products and accessories. Additionally, most of RadioShack Canada’s 488 company-operated RadioShack stores exclusively feature Rogers AT&T wireless communications products and services. Rogers funded the construction of sections in those stores for the exclusive offering of Rogers AT&T cellular products (including digital), paging and other services. These fixtures were also upgraded and replaced during fiscal year 2001. This relationship aligns the Company’s consumer electronics retail expertise with Rogers AT&T technological strength.

Panasonic

During fiscal year 1999, the Company tested a store-in-store concept with Panasonic. This test was carried out in 20 of the Company’s stores and featured Panasonic displays, funded by Panasonic, with a deeper than typical product assortment. This test was highly successful and was expanded to a total of 200 Canadian stores in time for the 1999 holiday season. The stores with these fixtures consistently out performed the Company’s other stores in the audio/video category. Subsequently, the respective companies agreed to extend this fixture to an additional 200 stores for a total of 400 stores.

High Speed Internet Access

The Company has formed alliances with the majority of Canada’s providers of high speed Internet access. These alliances make Internet connectivity, through either high-speed cable modem or DSL, available in the Company’s stores. The Company will continue to refine its Internet strategy as technological advances and market opportunities dictate.

Microsoft

The Company has entered into an agreement with Microsoft Canada Co. which has enabled InterTAN to offer an expanded product line to both on-line and offline customers through Internet-enabled, in-store kiosks in the Company’s stores. This expanded offering was made possible through the use of a Microsoft e-commerce solution. As part of this alliance, Microsoft hardware and software is available in in-store departments in the Company’s Canadian stores.

The Brick Warehouse

In September 2001, the Company announced an alliance with The Brick Warehouse. Under this arrangement, RadioShack Canada stores appeared as a store-within-a store in eight Brick Warehouse test locations. Following the completion of the test period, these stores were closed in July 2002.

Merchandise, License and Advertising Agreements

Merchandising Agreement

The Company and RadioShack U.S.A. are parties to a Merchandise Agreement that requires the Company to use RIPLP as its exclusive purchasing agent for products from the Far East during the term thereof. Under the Merchandising Agreement, the Company must pay RIPLP commissions of approximately 4% of purchases as well as an annual purchasing agent/exporter fee. For fiscal year 2002 and future periods this fee was set at $532,500 and will increase pro-rata if consolidated sales exceed $400,000,000 and will be reduced by certain credits the Company earns by purchasing products through RIPLP. This Merchandise Agreement expires June 30, 2010.

License Agreement

The Company has a License Agreement with RadioShack U.S.A. that permits InterTAN to use the “RadioShack” trade name in Canada. The expiry date of the License Agreements is June 30, 2010. Either party may terminate the License Agreement by providing five years’ prior written notice. Each of the license agreements also provides for a license to use certain of RadioShack U.S.A.’s trademarks. In addition, InterTAN has the right to sub-license to its dealers. In consideration for these rights, the Company is obliged to pay a sales-based royalty of 1% of consolidated sales using or deriving benefit from the use of the service marks or trade marks licensed under the agreement. As discussed below, RadioShack U.S.A.’s rights to revoke both the Merchandise Agreement and the License Agreement in the event of a change in control of InterTAN or a breach of the terms of these agreements have been varied by the Amending Agreement.

Amending Agreement

In April 2001, the Company entered into an additional agreement with RadioShack U.S.A. (the “Amending Agreement”). The Amending Agreement provides that should there be a change in control of the Company and the acquirer does not desire to use the “RadioShack” trade name, trade or service marks in Canada, the Company shall pay the sum of $22,500,000 to RadioShack U.S.A. In consideration therefore, RadioShack agreed that it would terminate the existing License and Merchandise Agreements as a result of such change in control only at the request of the acquirer. RadioShack U.S.A. further agrees that it will cooperate with the Company and the acquirer in effecting a transition by allowing a reasonable transition period for changing store signage and point-of-sale materials and the sell-through of existing inventory and merchandise on order.

The rights to use the trade names licensed by RadioShack U.S.A. are currently an integral part of InterTAN’s marketing strategy. Should the license be lost, management believes the Company can migrate to an appropriate and credible alternative brand within a reasonable period of time and can continue to source merchandise in the Far East.

Advertising Agreement

Pursuant to an advertising agreement with RadioShack U.S.A., the Company is entitled to the limited use of certain marketing materials, research and marks developed by or for RadioShack U.S.A. since January 1, 1994, including the services marks “You’ve got questions. We’ve got answers.” and “The Repair Shop at RadioShack”. The right to use any marks covered by the agreement are vested in the Company by being added to the license agreements described above. The fee paid to RadioShack U.S.A. under this agreement for calendar year 2001 was $45,000.

Seasonality

Like other retailers, InterTAN’s business is seasonal, with sales peaking in the November – December holiday selling season. Cash flow requirements are also seasonal since inventories build prior to the holiday selling seasons. Significant inventory growth begins to build in late summer and peaks in mid November.

Competition

The consumer electronics industry in Canada is highly competitive. Based on publicly available material, InterTAN believes that the largest retailer in Canada in fiscal year 2002 (other than department stores) which had a product line similar to, or competitive with, products offered for sale by InterTAN Canada was Future Shop which operated through approximately 97 locations. In August 2001, it was announced that Future Shop had been acquired by Best Buy Co. Inc., a U.S.-based big box retailer. In addition to its Future Shop locations, Best Buy intends to open locations under its own banner. Approximately 8 Best Buy locations will be open in time for the 2002 holiday selling season. These stores will be located in the greater Toronto market area. InterTAN’s other main competitors in Canada are department stores, computer and business product specialty retailers, general retailers and other consumer electronics retailers. Certain of these competitors have greater resources, financial or otherwise, than InterTAN. While there can be no assurance as to the extent to which competition may affect future sales growth and profit potential, management believes that InterTAN Canada’s range of products and service orientation differentiate the Company from other consumer electronics retailers in Canada, or similar big box entrants into the marketplace. The Company has also established a market position in important growth categories, including wireless and other digital products, and direct-to-home satellite systems. The Company also distinguishes itself from its competitors through its “Power-Up” philosophy, which espouses that most products be readily and effectively displayed and that employees be well versed on appropriate product knowledge to enable them to provide hands on interactive demonstrations.

Backlog of Orders

The Company has no material backlog of orders for the products it sells.

Geographic/Segment Analysis

InterTAN was traditionally organised along geographic lines. The Company’s segments included its Canadian, Australian and United Kingdom retail operations and its Corporate Headquarters. The Company’s Australian and United Kingdom subsidiaries were segments through April 2001 and January 1999, respectively at which time those subsidiaries were sold. InterTAN closed all company-operated outlets in continental Europe during fiscal years 1993 and 1994.

Following the sale of its Australian subsidiary, the Company announced a restructuring plan that provided for the full integration of its Corporate Headquarters and RadioShack Canada. Under this plan, essentially all corporate support functions were merged with like functions at RadioShack Canada. The restructuring plan also involved Executive Officer retirements and new appointments as well as a reduction in the size of the Company’s Board of Directors. Accordingly, the Company now has only one business segment.

A table included in Note 17 to the Company’s Consolidated Financial Statements and which appears on page 71 of this Annual Report on Form 10-K shows net sales, depreciation and amortization, operating income (loss), identifiable assets and capital expenditures of the Company by segment / geographic area for the three years ended June 30, 2002. This table is incorporated herein by reference.

Factors That Could Affect Future Performance

This report contains certain forward-looking statements about the business and financial condition of InterTAN, including various statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. The forward-looking statements are reasonably based on assumptions regarding future events that are subject to important risk factors. Accordingly, actual results may vary significantly from those expressed in the forward-looking statements, and the inclusion of such statements should not be regarded as a representation by the Company or any other person that the anticipated results expressed therein will be achieved. The following information sets forth certain factors that could cause the actual results to differ materially from those contained in the forward-looking statements.

Reliance on RadioShack U.S.A. Relationship

RadioShack U.S.A., including certain of its affiliates, is one of the Company’s principal suppliers and is the licensor of the Company’s principal trade names and marks. Maintaining its contractual relationships, particularly the supply and license arrangements, with RadioShack U.S.A. is currently an integral part of the Company’s strategy. The loss of such relationships with RadioShack U.S.A. would require the Company to transition to a new, appropriate and credible brand. See “Business—Suppliers”, “—Merchandise, License, Amending and Advertising Agreements” and Note 5 to the Consolidated Financial Statements which is incorporated herein by reference.

Quarterly Variations; Seasonality

The Company’s quarterly results of operations may fluctuate significantly as the result of the timing of the opening of, and the amount of net sales contributed by, new stores and the timing of costs associated with the selection, leasing, construction and opening of new stores, as well as seasonal factors, product introductions and changes in product mix. In addition, sales can be affected as a result of store closures. The Company’s business is seasonal, with sales and earnings being relatively lower during the fiscal quarters other than the second fiscal quarter which includes the holiday selling season. Adverse business and economic conditions during this period may adversely affect results of operations. In addition, excluding the effects of new store openings, the Company’s inventories and related short-term financing needs are seasonal, with the greatest requirements occurring during its second fiscal quarter. The Company’s financial results for a particular quarter may not be indicative of results for an entire year and the Company’s revenues and/or expenses will vary from quarter to quarter. The Company’s operating results may also be affected by changes in global economic conditions in the markets where its stores are located, as well as by weather and other natural conditions. See “Business—Seasonality” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is incorporated herein by reference.

Competition

The retailing industry in which the Company operates is highly competitive. Products substantially similar to those sold through the Company’s retail outlets are sold by many other retail stores, including department and discount stores, consumer electronics chains, cellular specialists and computer outlets. The nature and extent of competition differs from store to store and also from product line to product line. Certain of the Company’s competitors are larger, have a higher degree of market recognition and have greater resources, financial or otherwise, than the Company.

The Company believes that the major competitive factors in its businesses include customer service, store location and number of stores, product availability and selection, price, technical support, and marketing and sales capabilities. The Company’s utilization of trained personnel and the ability to use national and local advertising media are important to the Company’s ability to compete in its businesses. Given the highly competitive nature of the retail industry, no assurances can be given that the Company will continue to compete successfully with respect to the above-referenced factors. See “Business—Geographic/Segment Analysis.”

Product Supply

The Company’s merchandise strategy places emphasis on private label products in certain product categories. These products are typically sourced for the Company in the Far East and manufactured to the Company’s order and specification. Consequently, private label products require larger minimum order quantities and longer lead times than nationally branded product which is generally available locally on reasonably short notice. There can be no assurance that the Company will be able to arrange for the production of private label goods to the level required to meet its merchandising and profit objectives. Delays in the timing of arrival of goods from the Far East could also have an adverse impact on the Company’s business, particularly delays during the holiday selling season. See “Business—Products and Distribution” and “Suppliers.”

Dependence on Product Development

The Company’s operating results are, and will continue to be, subject in part to the introduction and acceptance of new products in the consumer electronics industry. Fluctuations in consumer demand, which could be caused by lack of successful product development, delays in product introductions, product related difficulties or lack of consumer acceptance, could adversely affect the growth rate of sales of products and services and could adversely affect the Company’s operating results. The Company’s operating results are also affected by its ability to anticipate and quickly respond to the changes taking place in its markets as consumers’ needs, interests and preferences alter with time. There can be no assurance that the Company will be successful in this regard. See “Business—Products and Distribution” and “ Strategic Alliances.”

Offering Additional Products and Services

The Company’s strategy, particularly through certain of its strategic alliances, includes offering direct-to-home satellite and additional communications products and services, which may include, among others, paging, cable television, home security monitoring and communication, cellular phone service, local and long-distance phone service, and Internet access. Entry into new markets entails risks associated with the state of development of the market, intense competition from companies already operating in those markets, potential competition from companies that may have greater financial resources and experience than the Company, regulatory changes, and increased selling and marketing expenses. There can be no assurance that the Company’s products or services will receive market acceptance in a timely manner, or at all, or that prices and demand in new markets will be at a level sufficient to provide profitable operations. See “Business—Products and Distribution” and “Strategic Alliances.”

Reliance on Store Locations

The Company’s success is dependent in part upon its ability to open and operate new stores on a profitable basis and to increase sales at existing stores. The Company’s performance is also dependent to a significant degree upon its ability to hire, train and integrate qualified employees into its operations. The Company plans to open approximately 20 new outlets in Canada in fiscal year 2003. There can be no assurances that the Company will be able to locate and obtain favorable store sites to meet its goals, attract and retain competent personnel, open new stores on a timely and cost-efficient basis or operate the new and existing stores on a profitable basis. The Company plans to open new stores in existing markets, which may result in the diversion of sales from existing stores and thus some reduction in comparable store sales. See “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Sales and Operating Revenues.”

Management Information Systems

The Company’s success is dependent to a significant degree upon the accuracy and proper utilization of its management information systems. For example, the Company’s ability to manage its inventories, accounts receivable, accounts payable and to price its products appropriately, depends upon the quality and utilization of the information generated by its management information systems. In addition, the success of the Company’s operations is dependent to a significant degree upon its management information systems. The failure of the Company’s management information systems to adapt to business needs resulting from, among other things, expansion of its store base and the further development of its various businesses, could have a material adverse effect on the Company. See “Business—Management Information Systems.”

Volatility of Stock Price

The price of the Common Stock may be subject to significant fluctuations in response to the Company’s operating results, developments in the consumer electronics industry, general market movements, economic conditions, and other factors. For example, announcements of fluctuations in the Company’s, its vendors’ or its competitors’ operating results, and market conditions for growth stocks or retail industry stocks in general, could have a significant impact on the price of the Common Stock. In addition, the U.S. stock market in recent years has experienced price and volume fluctuations in general that may have been unrelated or disproportionate to the operating performance of individual companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price of the Common Stock and the ability of the Company to access the capital markets, if necessary, to finance its future operations. See “Market for the Registrant’s Common Equity and Related Stockholder Matters” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” which is incorporated herein by reference.

Currency Fluctuation and Global Economic and Political Risks

The Company’s financial results are reported in U.S. Dollars. Due to the structure of the Company’s operations, possible periodic fluctuation of the Canadian dollar against the U.S. dollar will have an impact on the Company’s financial results. RadioShack Canada conducts business in Canadian currency; accordingly, depreciation in the value of Canada’s currency against the U.S. dollar would reduce earnings as reported by the Company in its financial statements. RadioShack Canada purchased approximately 11% of its inventory through RadioShack U.S.A. in fiscal 2002. These purchases were all made in U.S. dollars and the products purchased were sold in Canada in Canadian dollars. Accordingly, exchange rate fluctuations could have an effect on the Company’s gross margins. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” which is incorporated herein by reference.

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

Furthermore, due to the nature of the Company’s operations, the operating results of the Company may, from time to time, be generally affected by global economic and political conditions, including the War on Terrorism, as well as such conditions in Canada.

Item 2     PROPERTIES

InterTAN owns a 402,000 square-foot building (owned by InterTAN Canada) containing office and warehouse space and a retail location in Barrie, Ontario, Canada, where the headquarters of InterTAN Canada is located.

With the exception of a retail store being located in the property in Barrie discussed above, InterTAN’s retailing operations are primarily conducted in leased facilities. Typical RadioShack store sizes are between 1,200 and 2,500 square feet. Battery Plus stores are smaller, ranging in size from 200 square-foot kiosks to in-line stores of approximately 800 square-feet.

Additional information on the Company’s properties is found in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and in the “Notes to Consolidated Financial Statements” and is incorporated herein by reference. The following items are discussed further in the referenced pages of this Form 10-K.

Pages
Rent Expense	33, 34
Retail Square Feet	17
Sales Outlets	25

Item 3     LEGAL PROCEEDINGS

With the exception of the matters discussed in Notes 2 and 10 of the “Notes to Consolidated Financial Statements” on pages 57 and 61 of this Form 10-K, such Notes being incorporated herein by reference, there are no pending legal proceedings, other than non-material ordinary routine litigation incidental to InterTAN’s business, to which InterTAN or any of its subsidiaries is a party or to which any of their property is subject.

Item 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5     MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The principal United States market in which InterTAN’s common stock trades is the New York Stock Exchange. The common stock also trades in Canada on the Toronto Stock Exchange.

The high and low closing prices in U.S. dollars of InterTAN’s common stock on the New York Stock Exchange for each full quarterly period within the two most recent fiscal years is as set out below:

Quarter ended	High	Low
June 2002	$13.50	$10.99
March 2002	12.60	11.35
December 2001	12.90	7.90
September 2001	13.42	6.40
June 2001	14.45	12.01
March 2001	13.56	8.13
December 2000	12.81	8.00
September 2000	15.31	10.81

As of August 30, 2002 there were approximately 9,200 record shareholders of InterTAN’s common stock. This number excludes shareholders holding stock under nominee security position listing.

InterTAN has never declared cash dividends. Based upon InterTAN’s long-term growth opportunities, in the opinion of management, the stockholders are best served by reinvesting all profits.

Item 6     SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

(In thousands, in U.S. dollars, except percent, per share data, number of sales outlets and number of employees)
	Year ended June 30
	2002[1]		2001[3]		2000		1999[4]	1998
OPERATING RESULTS:
Net sales	$393,809		$468,756	[2]	$484,218	[2]	$500,050 [2]	$541,374	[2]
Gross profit percent	38.2		40.1		42.0		43.8	43.1
Operating income	24,660		41,417		44,005		3,014	2,360	[5]
Net income (loss)	13,568		23,527		25,120		(24,645)	(12,773)
Basic net income (loss) per average common share	0.54		0.84		0.85		(1.17)	(0.70)
Diluted net income (loss) per average common share	0.53		0.82		0.82		(1.17)	(0.70)

FINANCIAL POSITION AT YEAR END:
Total assets	145,102		215,530		208,076		198,315	223,547
Net working capital	64,597		128,562		104,462		96,966	103,701
Long-term debt	—		—		—		—	38,706
Stockholders’ equity	88,446		144,309		118,776		110,760	85,990

OTHER INFORMATION AT YEAR END:
Market capitalization	242,555		393,725		337,323		397,104	67,048
Number of sales outlets	897	[6]	833	[6]	1,143		1,127 [6]	1,517	[6]
Retail square feet (company-operated stores)	957	[6]	887		1,131		1,071	1,354
Number of employees	3,046	[6]	2,840		3,435		3,155	4,105

[1]
Fiscal year 2002 includes restructuring charges of $2,912,000, inventory provisions of $3,500,000, an adjustment to the value of a claim of $217,000 and the write-off of costs aggregating $510,000 incurred in connection with the study of various alternatives to enhance shareholder value. If these items had been excluded, operating income and net income would be increased by $7,139,000 and $4,531,000, respectively.

[2]
The Company’s subsidiaries in Australia and the United Kingdom were sold during fiscal years 2001 and 1999, respectively. If sales in those subsidiaries were excluded from fiscal years 2001, 2000, 1999 and 1998, sales in those years would have been $382,353,000, $364,163,000, $297,314,000 and $270,675,000, respectively, representing the sales of the Company’s Canadian subsidiary.

[3]
Fiscal year 2001 includes the sales and operating results of the Company’s former subsidiary in Australia for the first 10 months of the year as well as a gain on the disposal of this subsidiary of $4,101,000 and related income taxes of $581,000. Eliminating the results of this subsidiary would reduce operating income and net income by $4,087,000 and $3,248,000 respectively.

[4]
Fiscal year 1999 includes the sales and operating results of the Company’s former subsidiary in the United Kingdom for the first six months of the year as well as a loss on the disposal of this subsidiary of $35,088,000. Eliminating the results of this subsidiary would increase operating income and reduce the net loss by $31,723,000 and $32,641,000, respectively.

[5]	Fiscal year 1998 includes a provision for business restructuring in the United Kingdom of $12,712,000. In addition, related inventory writedowns of $2,325,000 were charged directly to gross profit.

[6]
The increase in the number of stores, retail square feet and number of employees in fiscal year 2002 is partially attributable to the addition of 42 Battery Plus stores. In fiscal year 2001, the decline in the number of sales units is attributable to the sale of the Company’s former subsidiary in Australia. In fiscal year 1999, the decline in the number of sales outlets is due to the disposal of the Company’s former subsidiary in the United Kingdom. In fiscal 1998, the decline was due primarily to the closure of stores under a restructuring plan in the United Kingdom and the planned reduction in the number of low volume dealers in all countries.

Item 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”).

Introductory Note Regarding Forward-looking Information

Certain statements contained in MD&A for InterTAN, Inc. (the “Company” or “InterTAN”) including statements regarding the impact on sales of the merchandising changes contemplated for the Company’s stores, the impact on future sales of new products and services and enhancements to existing products and services, the company’s ability to profitably expand the video gaming business, the restoration of unit sales of satellite systems and PC’s to more traditional growth levels, the Company’s ability to increase income by increasing gross profit dollars and leveraging on expenses, the adequacy of the indemnity obtained from the purchaser of the Company’s former subsidiary in the United Kingdom, the results of a law suit in Australia with the purchaser of that business and possible payments under indemnities provided to the purchaser of InterTAN Australia Ltd., changes in the gross margin percentage arising from the continuing shift in the sales mix towards lower margin digital products and the sell through of clearance merchandise which commenced during fiscal year 2002, the Company’s ability to maintain and grow after the sale compensation, the level of future depreciation and interest income and expense, the outcome of various tax issues in Canada, the United States and Australia, including estimates of future tax payments, forecasted capital expenditures for fiscal year 2003, estimates of cash required to fund the repurchase of common stock,the level of borrowing required under the Company’s bank line during fiscal 2003, the Company’s ability to meet its liquidity needs and its ability to renew or replace its line of credit on a timely basis constitute forward-looking statements that involve risks and uncertainties. Important factors that could cause actual results to differ materially from those indicated in the forward-looking statements include, but are not limited to international political and economic conditions, including possible terrorist activities and the war on terrorism, interest and foreign exchange rate fluctuations, actions of United States and foreign taxing authorities, including computations of balances owing, changes in consumer demand and preferences, consumer confidence, competitive products and pricing, availability of products, the Company’s ability to attract and maintain strategic alliances, inventory risks due to shifts in market conditions, dependence on manufacturers’ product development, the regulatory and trade environment, the value of the Company’s common stock and the general condition of the stock market, real estate market fluctuations and other risks indicated in InterTAN’s previously filed periodic reports with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. The estimates and assumptions made require judgment on the part of management and are based on the Company’s historical experience and various other factors that are believed to be reasonable in the circumstances. Management continually evaluates the information that forms the basis of its estimates and assumptions as the business of the Company and the business environment generally changes. The use of estimates is pervasive throughout the Company’s financial statements. The following are the accounting policies and estimates which management believes to be most important to the business of the Company.

Revenue recognition

Revenue is recognized when merchandise is delivered to customers or, in the case of service revenue, when the service has been performed. For the Company, net sales and operating revenues include items related to normal business operations, including the sale of goods to customers, service contract revenue, cellular and satellite activation income, residual income and sales-based volume rebates. Retail sales are recorded at the time of the sale to the customer. Service contract revenue relates to the sale of extended warranty plans. Revenue from such plans, net of direct selling expenses, is recognized ratably over the life of the contract, generally three years. Cellular and satellite activation income is commission revenue received from carriers for obtaining new customers. Activation income is recognized when a customer’s product is activated onto a particular carrier’s network in one of the Company’s stores. An appropriate provision for contract cancellations is also recorded, based on the Company’s historical cancellation experience. Residual income is participation income received from cellular and satellite carriers, based on the customer’s continued use of the carrier’s network. Residual income is recognized monthly, based on the contractual percentage of each customer’s monthly bill. Sales-based volume rebates are additional commission revenue from cellular and satellite carriers. Such rebates are recognized as income when prescribed activation level thresholds are achieved, either on a quarterly or on an annual basis.

Accounts receivable

The Company’s accounts receivable includes amounts due from its strategic vendor partners, commercial customers and its dealers. The carrying value of each account is carefully monitored with a view to assessing the likelihood of collection. An allowance for doubtful accounts is provided for an estimate of losses that could result from customers defaulting on their obligation to the Company.

In assessing the amount of reserve required, a number of factors are considered including the age of the account, the credit worthiness of the customer, payment terms, the customer’s historical payment history and general economic conditions. Because the amount of the reserve is an estimate, the actual amount collected could differ from the carrying value of the debt.

Inventory

Inventory is the Company’s largest asset class, comprising over 50% of the Company’s total assets. The Company’s inventory consists primarily of finished goods held for retail sale. Inventories are valued at the lower of cost, based on the average cost method, or market value. Purchase-based volume rebates are credited to inventory or cost of products sold, as appropriate. The Company assesses the market value of its inventory on a regular basis by reviewing, on an item-by-item basis, the realizable value of its inventory, net of anticipated selling costs. If it is management’s judgment that the selling price of an item must be lowered below its cost in order for it to be sold, then the carrying value of the related inventory is written down to realizable value. A number of factors would be taken into consideration in assessing realizable value including the quantity on hand, historical sales, technological advances, the existence of a replacement product, and consumer demand and preferences. Depending on market conditions, the actual amount received on sale could differ from management’s estimate.

Accrued expenses

The Company is constantly required to make estimates of future payments that will be made which relate to the current accounting period. These estimates range from things such as accrued but unpaid wages and bonuses to estimates of insurance, warranty and pending litigation claims. In establishing appropriate accruals, management must make judgments regarding the amount of the disbursement that will ultimately be incurred. In making such assessments, management uses historical experience as well as any other special circumstances surrounding a particular item. The actual amount paid could differ from management’s estimate.

Income taxes

The Company is liable for income taxes in many jurisdictions including the United States, Canada, including its provinces and, previously, Australia and the United Kingdom. In making an estimate of its income tax liability the Company must first make an assessment of which items of income and expense are taxable in a particular jurisdiction. This process involves a determination of the amount of taxes currently payable as well as the assessment of the effect of temporary timing differences resulting from different treatment of items for accounting and tax purposes. These differences in the timing of the recognition of income or the deductibility of expenses result in deferred income tax balances that are recorded as assets or liabilities as the case may be on the Company’s balance sheet. If different judgments had been used, the Company’s income tax liability could have been different from the amount recorded.

Results of Operations

The Company is engaged in the sale of consumer electronics products primarily through company-operated retail stores and dealer outlets in Canada. The Company’s retail operations are conducted through its wholly owned subsidiary, InterTAN Canada Ltd., which operates in Canada under the trade name “RadioShack”. The Company previously also had retail and dealer outlets in both Australia and the United Kingdom. These operations were conducted through two wholly owned subsidiaries, InterTAN Australia Ltd. and InterTAN U.K. Limited, each of which operated under the “Tandy” name. The United Kingdom subsidiary was sold in January 1999. The Australian subsidiary was sold effective April 2001. See “Gain (Loss) on disposal of subsidiary companies.” The “RadioShack” and “Tandy” trade names are used under license from RadioShack Corporation (“RadioShack U.S.A.”). In addition, the Company has entered into an agreement in Canada with Rogers Wireless Inc. (“Rogers”) to operate telecommunications stores (“Rogers AT&T stores”) on its behalf. At June 30, 2002, 66 Rogers AT&T stores were in operation. In April 2002, the Company acquired the business and selected assets of Battery Plus, a retailer of batteries and other specialty consumer electronics products. At June 30, 2002, 42 Battery Plus stores were in operation.

All references to “Canada” or “RadioShack Canada”, “Australia” or “Tandy Australia” or “Corporate Headquarters” refer to the Company’s reportable segments, unless otherwise noted. The RadioShack Canada segment includes the results of the Rogers AT&T stores described above.

Stock Split

On November 30, 1999, the Company’s Board of Directors announced a three-for-two stock split of InterTAN’s common stock for stockholders of record at the close of business on December 16, 1999, payable on January 13, 2000. All references made to the number of shares of common stock issued or outstanding, per share prices and basic and diluted net income per common share amounts in the consolidated financial statements and the accompanying notes and MD&A have been adjusted to reflect the split on a retroactive basis. Previously awarded stock options, restrictive stock awards and certain other agreements payable in the Company’s common stock have also been adjusted or amended to reflect the split, on a retroactive basis.

Overview

There were a number of special factors and charges in fiscal years 2002 and 2001 that significantly impacted the Company’s results of operations and affected the comparability of the reported results with other periods. During fiscal year 2002, the Company recorded restructuring charges of $2,912,000 in connection with the consolidation and integration of its Corporate Office with that of its Canadian subsidiary and the reorganization of its merchandising and marketing departments. In conjunction with this restructuring, the Company also expensed costs aggregating $510,000 incurred in connection with the study of various alternatives to enhance shareholder value. The fiscal year 2002 results also include an inventory charge of $3,500,000 designed to expedite the acceleration of the Company’s transition towards a more streamlined merchandise strategy focused on higher growth products and an adjustment to the carrying value of certain claims related to one of its divested businesses. As previously discussed, effective April 30, 2001, the Company sold its subsidiary in Australia and recorded a gain on disposal of $4,101,000. In addition, the Company settled substantially all of its remaining tax issues with the Canadian and United States tax authorities and recorded a charge of $700,000 in conjunction with such settlement. See “Restructuring Charges”, “Gain (loss) on Disposal of Subsidiary Companies” and “Income Taxes.”

The tables below reflect the Company’s sales, gross profit dollars, gross margin percentage, operating income, net income and net income per share for fiscal years 2002, 2001 and 2000, adjusted to eliminate the following: sales and results of InterTAN Australia Ltd. for fiscal years 2001 and 2000; the gain on the disposal of InterTAN Australia Ltd. and the special tax charges relating to the disputes settled with the Canadian and U.S. tax authorities in fiscal year 2001; and, the restructuring charges, non-recurring professional fees, inventory charge and claim adjustment recorded in fiscal year 2002.

	Year ended June 30
	2002	2001	2000
	(U.S. dollars in thousands, exept per share data)
Net sales and operating revenues as reported	$393,809	$468,756	$484,218
Adjustments
Sales of former Australian subsidiary	—	(86,403)	(120,055)

Net sales and operating revenues as adjusted	$393,809	$382,353	$364,163

Gross profit	$150,428	$187,803	$203,219
Adjustments
Gross profit of Australian subsidiary	—	(34,069)	(50,586)
Inventory adjustments	3,500	—	—

Gross profit as adjusted	$153,928	$153,734	$152,633

Gross margin percentage	38.2%	40.1%	42.0%

Adjusted gross margin percentage	39.1%	40.2%	41.9%

Operating income	$24,660	$41,417	$44,005
Adjustments
(Gain) loss on disposal of subsidiary companies	217	(4,101)	—
(Income) loss of Australian subsidiary	—	14	(6,778)
Inventory adjustment	3,500	—	—
Non-recurring professional fees	510
Restructuring charges	2,912	—	—

Operating income as adjusted	$31,799	$37,330	$37,227

Net income as reported	$13,568	$23,527	$25,120
Adjustments
(Gain) loss on disposal of subsidiary companies	217	(4,101)	—
(Income) loss of Australian subsidiary	—	272	(4,784)
Inventory adjustment	3,500	—	—
Non-recurring professional fees	510
Restructuring charges	2,912	—	—
Income taxes	(2,608)	1,281	—

Net income as adjusted	$18,099	$20,979	$20,336

Basic net income per average common share as reported	$0.54	$0.84	$0.85

Diluted net income per average common share as reported	$0.53	$0.82	$0.82

Basic net income per average common share as adjusted	$0.72	$0.75	$0.69

Diluted net income per average common share as adjusted	$0.71	$0.73	$0.67

Segment Reporting Disclosures

The Company’s business was traditionally managed along geographic lines, with its Corporate Headquarters also treated as a separate business unit. All references to “Canada”, “Australia” and “Corporate Headquarters” refer to the Company’s reportable segments, unless otherwise noted. Following the disposal of the Company’s former subsidiary in Australia during the fourth quarter of fiscal year 2001, the Company undertook a restructuring program to streamline its operations and integrate its former Corporate Headquarters with its Canadian subsidiary. Accordingly, effective in fiscal year 2002, the Company now has only one business segment referred to herein as “Canada”, the “Canadian subsidiary” or “RadioShack Canada.” Transactions between operating segments were not common and were not material to the segment information.

Summarized in the table below are the net sales and operating revenues, operating income (loss), and assets for the Company’s reportable segments for the fiscal years ended June 30, 2002, 2001, and 2000:

	Year Ended June 30
	2002		2001		2000
	(U.S. dollars in thousands)
Net sales and operating revenues:
Canada	$393,809		$382,353		$364,163
Australia	—		86,403	[3]	120,055

	$393,809		$468,756		$484,218

Operating income (loss):
Canada	$24,660	[1,2]	$41,503	[4]	$42,526
Australia	—		4,087		6,778
Corporate Headquarters	—	[1]	(4,173)		(5,299)

Operating income	24,660		41,417		44,005
Foreign currency transaction gains (losses)	41		(353)		(209)
Interest income	1,444		1,737		2,418
Interest expense	(403)		(873)		(587)

Income before income taxes	$25,742		$41,928		$45,627

Assets:
Canada	$145,102		$163,016		$155,071
Australia	—		—	[3]	50,245
Corporate Headquarters	—	[1]	52,514		2,760

	$145,102		$215,530		$208,076

[1]	During fiscal year 2002, the Company’s former Corporate Headquarters unit was integrated with its Canadian subsidiary.
[2]
Includes restructuring charges of $2,912,000, an inventory charge of $3,500,000, an adjustment to the carrying value of certain claims of $217,000 and the write-off of $510,000 in costs associated with the Company’s strategic review process. For a discussion of comparable operating income see “Overview.”

[3]
The Company sold its Australian subsidiary as of April 30, 2001 and recognized a gain of $4,101,000. Accordingly, the Company’s 2001 operating results in Australia reflect only ten months of operation and the gain on sale.

[4]
The effects of a weaker Canadian dollar yielded an unfavourable comparison of operating income, measured in US dollars, in Canada for fiscal year 2001 with the prior year. Measured in Canadian dollars, operating income in Canada increased by 50 basis points.

Sales Outlets

The geographic distribution of the Company’s sales outlets is summarized in the following table:

	Year ended June 30
	2002		2001	2000
Canada
Company-operated	530	[1,2]	473[1]	463	[1]
Dealer	367		360	350

	897		833	813

Australia [3]
Company-operated	—		—	220
Dealer	—		—	110

	—		—	330

Total
Company-operated	530		473	683
Dealer	367		360	460

	897		833	1,143

[1]	In addition, the Company operated 66, 55 and 51 Rogers AT&T stores during fiscal years 2002, 2001 and 2000, respectively.
[2]	The fiscal year 2002 total includes 42 Battery Plus stores.
[3]	The Company’s Australian subsidiary was sold effective April 2001

The dealers included in the preceding table are independent retail businesses which operate under their own trade names but are permitted, under dealer agreements, to purchase any of the products sold by InterTAN company stores. The dealer agreements contain a license permitting the dealer to designate the consumer electronics department of the dealer’s business as a “RadioShack Dealer” or a “Tandy Dealer”, as applicable. Sales to dealers accounted for approximately 13%, 12% and 11% of sales during fiscal year 2002, 2001 and 2000, respectively. The Company intends to continue to explore opportunities to expand its dealer base in Canada to produce profitable sales from communities too small to support company-operated stores.

The Company has entered into an agreement in Canada with Rogers to operate Rogers AT&T telecommunications stores on its behalf. At June 30, 2002, 66 stores were in operation. Under the terms of this agreement, Rogers leases the stores and is responsible for fixed costs, including rent and realty taxes. The Company recognizes revenue from the sale of product from these locations and also receives an activation commission from Rogers. The level of commission received is usually lower than for identical product sold from the Company’s own stores. This agreement runs through December 2006. Since the Rogers AT&T stores are not company-owned, they are not included in the above table.

InterTAN’s business is seasonal; sales peak in the November—December holiday selling season. The Company’s cash flow requirements are also seasonal since inventories build prior to the holiday selling season. Significant inventory growth typically begins to build in late summer and peaks in November.

Profit and loss accounts, including sales, are translated from local currency values into U.S. dollars at the monthly average exchange rates. The impact of fluctuations of local country currencies against the U.S. dollar can be significant. During fiscal year 2001, both the Canadian and Australian dollars were weaker on average against the U.S. dollar than they were in fiscal year 2000. As a result, the same local currency amounts translate into fewer U.S. dollars as compared with the prior year. For example, if local currency sales in Canada in fiscal year 2002 were equal to those in fiscal year 2001, the fiscal year 2002 income statement would reflect a 3.3% decrease in sales when reported in U.S. dollars.

The following table outlines the percentage change in the weighted average exchange rates of the currencies of Canada and Australia relative to the U.S. dollar as compared to the prior year.

	Year ended June 30
	2002	2001	2000
	(percentage change)
Canada	(3.3)	(3.0)	2.9
Australia	—	(13.7)[1]	0.2

[1]	Represents the weighted average exchange rate for the first ten months of fiscal year 2001 compared to the same period in the prior year.

Goods and Services Tax—Australia

Effective July 1, 2000, Australia moved from a wholesale-based sales tax system to a goods and services tax or GST—a system much like a European value added tax.

Under the former wholesale-based sales tax system, the tax was included in the retailer’s cost. The rates ranged from nil percent to 22%, depending on the class of the goods. The retailer recovered this tax by factoring it into the selling prices. It is important to note that the wholesale tax was a tax on the retailer not the consumer. However, the consumer ultimately paid through a higher retail price.

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

Net Sales and Operating Revenues

When the sales of the Company’s Australian subsidiary are removed from last year’s sales, the Canadian subsidiary showed a sales increase, in U.S. dollars of $11,456,000, or 3.0%. The effects of a weaker Canadian dollar adversely affected this comparison. Measured in local currency, sales in the Company’s Canadian subsidiary increased by 6.5%, with comparable store sales increasing by 3.7%. The difference between the total sales gain and comparable store sales growth is explained primarily by new stores. At June 30, 2002, excluding the Battery Plus stores which were acquired late in the year, the Company operated about 5% more RadioShack and Rogers AT&T stores than at the same time last year. An increase in after the sale compensation, including residuals and sales-based volume rebates, which are not credited to individual stores was also a factor. Sales in the dealer division increased by 1.3%.

The following table illustrates the total percentage sales increase (decrease) by segment area as measured in U.S. dollars and local currencies.

	U.S. dollars Year ended June 30
	2002	2001	2000
	(percentage change)
Canada	3.0	5.0	22.5
Australia	—	(21.7)[1]	13.7

	Local Currencies Year ended June 30
	2002	2001	2000
Canada	6.5	8.3	19.0
Australia	—	(9.3)[1]	13.5

[1]
Results for the Australia segment for fiscal year 2001 only include sales for the first ten months of the year. When fiscal year 2000 sales are adjusted to exclude May and June, 2000, fiscal year 2001 sales increases of 2.4% and 8.4% in U.S. dollars and in local currency, respectively, result.

The following table illustrates the percentage change in comparative company-operated store sales, measured in local currencies1.

	Year ended June 30
	2002	2001		2000
	(percentage change)
Canada	3.7	6.9		15.4
Australia	—	9.6	[2]	11.5

Consolidated	3.7	7.5	[2]	14.4

[1]	Derived from the accumulation of each store’s monthly sales in local currency for those months in which it was open both in the current and preceding year.
[2]	Includes results for Australia only for the first ten months of the year.

During fiscal year 2002, consumers continued to demonstrate a preference towards a more digital-focused product base. This was most evident in the computer accessory and software categories, where sales increased by almost 50%. This strong performance reflects the emphasis placed on those categories by management through both promotion and a significant expansion in the product range. Importantly, included in the computer accessory category are video cameras which posted a sales gain of 111% for the year. Following a successful test, a broader assortment of cameras was rolled out to a greater number of stores. The Company is currently refitting its stores to a model, which more prominently displays these and other higher growth, primarily digital, products. The roll out of this new model will be complete in time for the holiday selling season. The Company’s decision to introduce Playstation video gaming products into its stores was well accepted by consumers. From a zero base in fiscal year 2001, these products accounted for over 2% of the Company’s revenue in fiscal year 2002. Management will continue to pursue opportunities to expand the video gaming business, provided it is satisfied with the incremental gross profit dollar potential of each respective line. In the cellular category, sales of handsets were up 15%. However, due to continuing lower retail prices as a result of technological advances and competition among manufacturers, the increase in cellular revenue was lower, showing high single-digit growth. Revenue from after the sale compensation and extended warranty plans also made a strong contribution to the revenue line, posting increases of 27% and 19%, respectively.

Sales of computer hardware and monitors declined by 23% during fiscal year 2002. Earlier in the year, demand for older generation machines declined, as consumers delayed major purchases in anticipation of the introduction of Windows XP and machines with Pentium 4 technology. The effects of this drop in demand were further increased by the fact that early offerings of Pentium 4 machines were priced well above consumers’ comfort level. During the critical holiday selling season, while demand for Pentium 4 computers was strong, the supply of 1.5GHz Pentium 4 chips was tight. This situation was compounded by a low allocation by certain manufacturers to the Canadian marketplace. The end result was that very few of the Company’s stores had a consistent line-up over the holiday period. The sales comparison with the prior year was also adversely affected by the conclusion of a government sponsored program to subsidize the purchase of computers by families in the province of Quebec. This program produced a sales performance in the computer hardware category last year that proved impossible to match. While the performance of the computer category was disappointing, it was reflective of a soft market in Canada generally for PC’s. Management believes that the Canadian consumer’s demand for high speed internet access combined with the benefits of Windows XP to various applications, including digital photography, will continue to drive moderate demand for Pentium 4 computers and such products will continue to be featured significantly in the Company’s product assortment. The sales performance in the satellite category was adversely affected by the activities of gray and black marketers, offering systems featuring U.S. based programming at prices well below market levels. While the Supreme Court of Canada has since ruled the activities of these gray and black marketers to be illegal, the market has not recovered as rapidly as the Company originally anticipated. While the gray marketers are maintaining a lower profile from a marketing point of view, many of them are still in business, as enforcement action has been slow in escalation following the Supreme Court ruling. While the Company expects incremental satellite business as the gray marketers are gradually forced out of the marketplace and owners of gray market systems convert when countermeasures disrupt their signals, this transition could take some time. For the year, unit sales of satellite systems increased by 14% over the prior year, considerably less than the rate of growth experienced in the prior year. However pricing action by the carriers and promotional activity by the Company resulted in a 9% drop in satellite revenues for the year. Sales of more traditional analog products, in general, yielded disappointing results. Sales of analog personal electronics, landline telephones and toys showed declines. In some cases, the effects of unit sales growth were offset by falling retail prices, which put pressure on overall sales growth.

Management will evaluate this information to migrate not only the Company’s product assortment but also its overall store plan to better present the products in demand by consumers.

Consolidated sales for fiscal year 2001 in U.S. dollars were $468,756,000 compared to $484,218,000 during fiscal year 2000. However, comparisons with the prior year were complicated by three significant factors:

•	The fiscal year 2001 year’s sales include results for Australia for ten months;

•	Weaker currencies in both countries, particularly in Australia; and,

•	The fiscal year 2000 sales in Australia included the former wholesale sales tax. See “Goods and Services Tax—Australia”.

When the effects of all three factors are eliminated, consolidated sales for fiscal year 2001, measured at the same exchange rates, increased by 8.4% over fiscal year 2000, with comparable store sales increasing by 7.5%.

Sales growth in Canada during fiscal year 2001 was broadly based, with double-digit gains occurring in almost one-half of the Company’s major product categories. Sales of Family Radio Service (“FRS”) products grew significantly, with an increase in the traditional communications category of over 40%. The broader and deeper assortment of computer accessories introduced in fiscal year 2000 continued to pay dividends in fiscal year 2001, with a sales increase of over 30%. The final roll out of the Company’s Panasonic store-in-store fixture was completed during fiscal year 2001, contributing to a sales gain in the audio/video category of over 17%. Unit sales of direct-to-home satellite increased by over 20%. Sales of cellular handsets grew by about 13%. While sales of CPUs increased by over 20%, much of this increased activity was of a promotional, clearance nature, at the expense of gross margins.

In Australia, sales growth during fiscal year 2001 was focused on a more narrow range of product categories. Sales of computer accessories increased by over 30% reflecting a much broader product assortment. However, sales of CPUs and monitors declined by 2%, as the PC market was weak in Australia for a significant part of the fiscal year. The significantly weakened Australian dollar made many of the newer innovative machines with accessories such as CD-RW a very high-ticket item and unaffordable to many customers. In addition, the roll out of high-speed Internet access has been very slow in Australia. Accordingly, the demand for faster replacement machines, which high-speed Internet access has created in other markets, was virtually non-existent in Australia, despite managements multiple attempts to encourage infrastructure providers. The addition of two new carriers to the Company’s cellular line-up, together with increased focus by our sales management and associates, contributed to significant growth in that category in both prepaid and contracted phones. Importantly, unit sales of contracted phones, which bring in a stream of residual income, increased by over 40%. Sales of audio/video products increased by 14% in response to a product offering with a more branded focus. Sales declines were experienced in many of the Company’s traditionally strong categories, including personal electronics, parts and accessories, batteries, regular telephones, and toys. A variety of factors may have contributed to this disappointing sales performance including, among others, an overall weak retail economy, the effects of the introduction on a new warehouse and distribution system and uncertainty and morale problems attendant with the sale of this subsidiary and the necessary involvement of local management in the sale process.

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

Fiscal year 2000 sales growth in Australia was more narrowly focused, with gains concentrated in a few key categories. Fiscal year 2000 saw the roll out of a new strategy for personal computers, with a wider range of models available in more of the Company’s stores. This strategy was successful in producing a sales gain in that category of over 100%. Sales of CPUs and monitors were also used to drive the sale of computer accessories, which grew by over 40%. Fiscal year 2000 was a difficult year for cellular in Australia. As the analog system was eliminated at the end of calendar year 1999, many of the late adopters to digital were infrequent users who opted to purchase the cheaper and less profitable prepaid models. Competition intensified in the distribution channel, putting pressure on both pricing and margins.

Gross Profit

Gross profit dollars for fiscal year 2002 were $37,375,000 lower than during fiscal year 2001. This reduction is more than explained by the sale of the Company’s Australian subsidiary and a charge of $3,500,000 to write down inventory in the Canadian subsidiary to net realizable value. The following summarizes the components of the change in gross profit from the prior year:

Change in Gross Profit
(U.S. dollars in thousands)
Increase in sales	$9,625
Reduction in the gross margin percentage	(4,412)
Foreign currency rate effects	(5,019)
Inventory adjustment (see discussion below)	(3,500)

(3,306)

Effect of sale of Australian subsidiary	(34,069)

$(37,375)

During the latter part of fiscal year 2002, the Company carried out an in depth review of its merchandising strategy in light of changing consumer preferences, consumer perceptions of the Company’s stores and product positioning. As a consequence of that study, management took the decision to refocus the Company’s product assortment to expedite the acceleration of the Company’s transition to a more streamlined merchandising strategy focused on higher growth products, to improve product adjacencies and to create an innovative category management strategy, while maintaining a strong focus on its core electronic, wireless and accessories business. In order to facilitate this transition, the Company has re-evaluated its merchandise offering, and commenced an aggressive strategy to eliminate products incongruent with its new assortment. As a consequence of this decision, the Company recorded a charge of $3,500,000 to write down the affected inventory to net realizable value.

The following table illustrates gross profit as a percentage of sales, by segment:

	Year ended June 30
	2002		2001		2000
	(as a percentage of sales)
Canada	8.2	[1]	40.2		41.9
Australia	—		39.4	[2]	45.8	[3]

Consolidated	38.2	[1]	40.1	[2]	42.8	[3]

[1]	Includes the inventory adjustment of $3,500,000 described above.
[2]	Represents the gross margin percentage in Australia for the first ten months of fiscal year 2001.
[3]	Gross margins for fiscal year 2000 have been adjusted to exclude the effects of the former wholesale sales tax in Australia

The reduction in the gross margin percentage in Canada during fiscal year 2002 was 200 basis points. Of this amount, 90 basis points are explained by the effects of the inventory charge described above. The sell through of the affected inventory had a further impact on the gross margin percentage as it yielded nominal gross profit dollars. Liquidation of the remaining inventory during fiscal year 2003 will have a small affect on the gross margin percentage next year. The remainder of the decline in the gross margin percentage was primarily as a result of sales growth in high tech, primarily digital product categories. During fiscal year 2002, the Company offered a significantly enhanced range of digital products, as consumers’ preferences shifted towards these products relative to more traditional analog technologies. While many of these products carry less than the Company’s traditional margins, management believes that the strategic shift in product preferences will continue and management will continue to position the Company for profitable sales growth in response to these changes in demand. Sales declines during the year in more conventional landline telephones, personal electronics and toys also put pressure on margins. Management anticipates that the continued shift in the product sales mix towards these products could have an impact on the comparable gross margin percentage during fiscal year 2003 of up to 100 basis points. The pressure on margins generated by these shifts in product demand was partially offset by the Company’s continued strong performance in subscriber-based services and attendant increases in after the sale compensation in the form of residuals and, in particular, sales-based volume rebates. For the year, after the sale compensation, which has no associated product cost, was approximately $8,500,000, about 2% of total revenue. On a comparable basis, this represented an increase of 27% over the prior year.

It has been, and will continue to be, management’s policy to pursue opportunities for profitable sales growth, i.e., growth which will yield increases in gross profit dollars that exceed incremental selling, general and administrative expenses. As previously indicated, management believes that a modest reduction in the comparable gross margin percentage may continue into fiscal year 2003 as customers continue to demand the latest in digital technology. The future sales performance in the computer hardware and satellite categories will also have an impact on the gross margin percentage. The stronger these categories perform, the greater management expects gross profit dollars to grow, with attendant pressure on gross margin percentages. However, management believes the incremental gross profit dollars generated by such sales would exceed direct selling expenses, thereby increasing operating income. Digital products typically offer lower percentage margins, but are nevertheless profitable products. In addition, while these products initially carry below company average margins, many offer opportunities to generate after-sale compensation in the form of residuals, and sale-based bonuses. As previously indicated, during fiscal year 2002, after-sale compensation streams generated approximately $8,500,000 in revenue, about 2% of total revenue, and improved the gross margin percentage by 140 basis points. Management believes these future revenue streams will partially mitigate the margin decline. In addition, many of these products present opportunities to sell related, and more profitable, parts and accessories.

The reduction in the gross margin percentage in Canada during fiscal year 2001 was split between the effects of a sales mix which continued to shift towards newly introduced, primarily digital, products which carry margins less than the Company’s average, and clearance activity, primarily in the computer category, as the Company made room for newer, faster models. Promotional activity to reduce higher than expected post-holiday season inventory placed pressure on margins in the second half of the year. Management took a number of initiatives during the year to reduce the pressure on the gross margin percentage. One of these was the heavier promotion and expansion of the Company’s traditional and highly profitable range of accessories. The Company introduced a new store-specific micro-assortment replenishment program during fiscal year 2001. The goal of this program is to get the right inventory, in the right stores, in appropriate quantities, to capitalize on sales opportunities within each given market, thus contributing to reduced obsolescence and inventory shrink.

In Australia during fiscal year 2001, the effects of the shift in the sales mix towards lower margin, primarily branded and digital products was greater than in Canada because this change in merchandising strategy was in an earlier stage in the rollout process than in Canada. Another factor contributing to the gross margin decline in Australia during fiscal year 2001 was a change in the wireless offering. While the new pricing structure with the carriers preserved gross profit dollars, it did reduce the gross margin percentage significantly. Other contributing factors to the margin decline in Australia included the following:

•
An advertising plan during the holiday selling season, which focused on television and emphasized lower margin percentage, higher margin dollar wireless and computer products. Advertising funds were diverted from print media, which can portray the Company’s assortment of higher margin products and accessories more effectively;

•	The bundling of accessories with wireless handsets to meet the competitive environment;

•	More aggressive price positioning on selected products;

•	Soft sales in many traditional higher margin products including parts and accessories, batteries, toys and communications products; and,

•	A weak Australian dollar, which forced up costs on imported goods. A soft consumer market and the post GST pricing regulations made it difficult to pass many of these increases to the customer.

In Canada and Australia, the gross margin percentages in fiscal year 2000 all came under pressure as management pursued a planned strategy of transforming the Company from a niche retailer of primarily private label end products and, parts and accessories into a dynamic retailer of state of the art, high tech and primarily branded products. This strategy impacted the gross margin percentage in four ways:

•	Gross profit dollars rose significantly during each period;

•
Management embarked on a strategy specifically designed to place the pursuit of incremental gross profit dollars and improvements in operating margin as paramount in importance. Accordingly, the Company developed and implemented strategic alliances with key national and international brands;

•	Margins within product categories declined as nationally branded product replaced higher margin private label goods; and,

•
Overall margins declined as sales of certain popular products, including computers, wireless and, in Canada, home satellite, increased at a rate disproportionate to the overall increase in sales. These products generally carry margins that are below the Company’s average.

The impact of the third of these factors was particularly noticeable in Australia during fiscal year 2000, as the percentage of computers and related accessories in the overall sales mix increased by almost 50%. A shift in the wireless business in Australia away from more profitable contract plans to prepaid airtime models was also a factor.

Selling, General and Administrative Expenses

The following table provides a breakdown of selling, general and administrative expense (“SG&A”) by major category:

SG&A Expenses by Category

	2002		2001		2000
	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales
	(U.S. dollars in thousands, except percents)
Canadian and corporate expenses
Payroll	$50,954	12.9[1]	$49,488	12.9[1]	$48,684	13.4[1]
Advertising	13,010	3.3[1]	13,764	3.6[1]	14,553	4.0[1]
Rent	18,538	4.7[1]	17,430	4.6[1]	16,001	4.4[1]
Taxes (other than income taxes)	8,736	2.2[1]	7,912	2.1[1]	8,142	2.2[1]
Telephone and utlities	3,518	0.9[1]	3,328	0.9[1]	3,241	0.9[1]
Other	22,202	5.7[1]	19,963	5.2[1]	20,067	5.5[1]

	116,958	29.7[1]	111,885	29.3[1]	110,688	30.4[1]
Australian expenses	—	—	32,383	37.5[2]	42,648	35.5[2,3]

Consolidated expenses	$116,958	29.7[4]	$144,268	30.8[4]	$153,336	31.7[3,4]

[1]	Percentages are of Canadian sales.
[2]	Percentages are of Australian sales.
[3]	Percentages for fiscal year 2000 have been adjusted to remove the effects of the former wholesale sales tax in Australia.
[4]	Percentages are of consolidated sales.

As previously indicated, following the sale of the Australian subsidiary during the fourth quarter of fiscal year 2001, the Company streamlined its remaining operations and integrated its former Corporate Headquarters with those of its Canadian subsidiary. See “Overview” and “Segment Reporting Disclosures.” In connection with this reorganization, the Company recorded restructuring charges of $2,912,000 during fiscal year 2002. To make comparisons of fiscal year 2002 results with those of fiscal year 2001 more meaningful, in the following discussion, the selling, general and administrative expenses of the Company’s former Corporate Headquarters for the prior year periods have been aggregated with those of RadioShack Canada.

During fiscal year 2002, comparable SG&A expenses increased by $5,073,000. Measured in local currency, this represented an increase of 7.8%. The following is a breakdown of the same-exchange-rate increase (decrease) in SG&A expense in Canada and Corporate Headquarters over the same quarter in the prior year:

Percentage increase (decrease)
Payroll	6.2
Advertising	(3.8)
Rent	10.8
Taxes (other than income taxes)	13.9
Telephone and utilities	9.1
Other	14.5

Total increase	7.8

Payroll in stores increased both as a result of higher sales and due to an enhancement in the pay plan for store personnel. The Company believes this new plan will continue to deliver long-term benefits, including improved morale and retention of key personnel. Personnel turnover was reduced significantly during fiscal year 2002. Payroll in central units also increased as management was strengthened and key resources were added, in particular in support of the inventory and supply chain management functions. The effect of these payroll increases was substantially mitigated by the benefits of the restructuring and consolidation of the Corporate Office in the first quarter of fiscal year 2002. Rent increased as a result of an increase of 57 new company-operated stores, including 42 Battery Plus stores added during the fourth quarter, as well as scheduled rent increases. Taxes (other than income taxes) primarily represents business taxes on the Company’s head office and distribution center and its retail locations. This expense category would increase with the store count as well as increases in local property tax rates. Other SG&A expenses in fiscal year 2002 included the write-off of costs aggregating $510,000 incurred in connection with the study of various alternatives to enhance shareholder value. An increase in insurance costs also contributed to an increase in other SG&A expenses

During fiscal year 2001, foreign currency effects and the effects of the sale of the Australian subsidiary more than offset the increase in SG&A expenditures, measured at the same exchange rates. Consequently, SG&A expenses declined during the year by $9,068,000. However, when these two factors are eliminated, SG&A expenses, measured at the same exchange rates, increased by 4.5%. Payroll increased in both Canada and Australia in support of higher sales. Payroll also increased in Australia to strengthen the management group and also as a result of a charge of $556,000 following the acceleration of the stock options held by senior employees on the sale of that subsidiary. These increases were partially offset by reductions at Corporate Headquarters, including a reduction in the accrual for executive bonuses. In addition there was no expense related to performance-based restricted stock awards as the Company did not meet its operating target. Rent increased in both Canada and Australia as a result of both an increase in the number of stores and regular increases on lease renewals. Net advertising expense declined in both countries due to an increase in vendor advertising support. A further reduction in advertising spending arose in Canada, as a decision was made to cut electronic advertising following the holiday selling season and to use tactical print media as needed.

During fiscal year 2000, SG&A expenses declined by $21,632,000. This reduction is more than explained by the sale of the Company’s former United Kingdom subsidiary, which had the effect of reducing SG&A expenses by $35,873,000. In U.S. dollars, SG&A expenses in Canada, Australia and Corporate Headquarters increased by $14,241,000. Measured at the same exchange rates, SG&A expenses in these three segments increased by

8.2%. This compares to increases of 17.6% and 11.1% in sales and gross profit dollars, respectively. Payroll increased in both Canada and Australia in support of higher sales and included increases in commissions, bonuses and other performance-based compensation. These increases were partially offset by a reduction in compensation costs at Corporate Headquarters, where expenses in the prior year included costs related to management transition and the relocation of that office to Canada. Rent also increased partially as a result of a net increase in the store count and in part as a result of routine rent reviews. Advertising exposures increased as the Company increased its media presence, both in terms of flyers and newspaper inserts, and television.

Depreciation and Amortization

Depreciation and amortization expense decreased during fiscal year 2002 by $683,000. This reduction is more than explained by the disposal of the Australian subsidiary. Comparable depreciation expense increased by $563,000, or 11.0%. Capital spending in Canada during fiscal 2002 was primarily related to the new warehouse and distribution center (which will not become operational until fiscal year 2003), new stores and remodelling and relocating existing stores, and on information systems. Management anticipates an increase in depreciation expense during fiscal year 2003 as the new warehouse and distribution center becomes operational and depreciation commences.

Depreciation and amortization expense increased during fiscal year 2001 by $354,000. This increase resulted from an increase in capital spending, primarily in Canada, which was partially offset by the effects of the sale of the Australian subsidiary. Capital spending in Canada was primarily on new stores and remodelling and relocating existing stores, and on information systems. Depreciation and amortization decreased in fiscal year 2000 by $375,000. This reduction is more than explained by the sale of the former United Kingdom subsidiary. Depreciation expense in Canada and Australia increased reflecting additional investment in stores, including remodeling and fixture enhancements.

Gain (Loss) on Disposal of Subsidiary Companies

During the fourth quarter of fiscal year 2001, the Company sold its former subsidiary in Australia and recorded a gain of $4,101,000. The consolidated statements of operations and cash flows for the fiscal years ended June 30, 2001 and 2000 include the results of the Australian subsidiary.

The gain on disposal reported in the fiscal year 2001 was based on management’s calculation of certain adjustments to be paid following completion of the sale. The purchaser has advised the Company that it disagrees with management’s calculation of those adjustments and has commenced legal action in support of its claim. Management believes that its calculation of the adjustments is appropriate and that there are strong arguments against the position adopted by the purchaser. The Company is in the process of vigorously defending its position. Should the purchaser prevail in this dispute, the Company would have an additional liability of approximately $2,000,000.

Under the terms of the sale agreement, during the nine-month period following the sale, which period ended January 31, 2002, the Company indemnified the purchaser against any inaccuracies in the financial statements of the former Australian subsidiary as of the date of sale. Except as noted above, no claims were made under this indemnity within the prescribed time period. Layered on top of this indemnity is a two-year indemnity covering tax matters only and expires April 30, 2003. This indemnity has a limit of A$4,000,000 (approximately $2,000,000). To date, no claims have been made under this tax indemnity. In addition, the Company indemnified the purchaser against termination costs with respect to certain employees. One claim has been received under this indemnity for an amount of approximately $60,000. The time for making additional claims under this indemnity has now expired.

United States federal tax and Australian withholding tax on the sale were approximately $600,000. Management believes there are authoritative arguments in support of the position that this transaction is exempt from Australian capital gains tax by virtue of the tax treaty between the United States and Australia, and, accordingly, no Australian tax was recorded with respect to the sale. However, there can be no assurance that the Australian tax authorities will not challenge this position. If Australian tax were to apply to the gain on sale, the Company would have an additional liability of approximately $7,000,000, which the Company would vigorously dispute.

During the fourth quarter of fiscal year 2002, the Company re-evaluated the collectability of certain claims relating to one of its divested operations and recorded a non-cash charge of $217,000.

Restructuring Charges

During the first quarter of fiscal year 2002, the Company recorded a restructuring charge of $2,703,000, representing the cost of restructuring the Company’s Board of Directors and streamlining the Company’s Corporate Office and integrating it with InterTAN’s operating subsidiary, InterTAN Canada Ltd.

During the fourth quarter of fiscal year 2002, the Company announced a further restructuring of its merchandising and marketing groups to streamline the decision making process and to optimise responsiveness. In connection with this restructuring, the Company recorded a charge of $209,000 during the fourth quarter.

The following is a summary of activity within the restructuring reserve during fiscal year 2002:

	Balance June 30 2001	Provision Recorded	Paid	Balance June 30 2002
	(U.S. dollars in thousands)
Professional fees and related expenses	$—	$7	$7	$—
Retirement, severance and other compensation costs	—	2,790	1,023	1,767
Other charges	—	115	115	—

	$—	$2,912	$1,145	$1,767

In conjunction with the first quarter restructuring, the Company also wrote-off costs aggregating $510,000 incurred in connection with the study of various alternatives to enhance shareholder value. This amount has been included in selling, general and administrative expenses.

In conjunction with the fourth quarter restructuring, the Company also recorded an inventory charge of $3,500,000 designed to expedite the acceleration of the Company’s transition towards a merchandise strategy focused on higher growth, primarily digital products. This inventory adjustment was charged to cost of products sold.

Currency Transaction (Gains) Losses

Foreign currency transaction gain of $41,000 arose during fiscal year 2002 while losses of $353,000 and $209,000 occurred during fiscal years 2001 and 2000, respectively. These gains and losses resulted from a variety of factors, including the effect of fluctuating foreign currency values on certain assets and trade payables denominated in currencies other than the functional currency of the debtor.

Interest Income and Expense

Interest income was $1,444,000, $1,737,000 and $2,418,000 during fiscal years 2002, 2001, and 2000, respectively. The reduction in interest income during fiscal years 2002 and 2001 resulted from a reduction in the Company’s cash resources as a result of the repurchase of common stock during those periods. The effects of this decline in cash on interest income were partially offset by proceeds received on the sale of the Australian subsidiary during the fourth quarter of fiscal year 2001. Declining interest rates were also a factor in the reduction in interest income. Management anticipates a significant reduction in interest income during fiscal year 2003 as the various stock repurchase programs completed since the third quarter of fiscal year 2000 have consumed its surplus cash resources. See “Liquidity and Capital Resources.” The increase in interest income during fiscal year 2000 was reflective of the Company’s improved cash position and, to a lesser extent, higher interest rates.

Interest expense during fiscal year 2002 decreased by $470,000. Interest expense for the year consisted entirely of amortization of loan origination costs and standby fees, as the Company did not need to borrow under its credit line during the year. Management anticipates that interest expense will increase during fiscal year 2003, as it will be necessary to borrow to finance the seasonal build up of inventories and, possibly, the repurchase of additional common stock. Interest expense during fiscal year 2001 increased by $286,000. This increase resulted from third party borrowings to finance the build up of inventories for the holiday selling season. Interest expense during fiscal year 2000 declined by $4,228,000. This reduction reflected the conversion of the Company’s subordinated convertible debentures during fiscal year 1999 as well as reduced borrowing costs following the sale of the former United Kingdom subsidiary.

Income Taxes

The provision for income taxes in fiscal year 2002 includes a provision for Canadian taxes on the profits of RadioShack Canada. The provision for fiscal years 2001 and 2000 includes provisions for Canadian and Australian taxes on profits earned in those countries, although no provision for Australian taxes was made during fiscal year 2001, because the Australian subsidiary had a pre-tax loss through the date of its sale. As discussed more fully below, the fiscal year 2001 provision included a special charge of $700,000 related to the settlement of outstanding issues with the Canadian and United States authorities as well as a provision of $581,000 relating to the sale of the Australian subsidiary. See “Gain (Loss) on Disposal of Subsidiary Companies.”

During fiscal year 1999, the Company reached an agreement with the Canadian tax authorities relating to the settlement of a dispute regarding the 1990 to 1993 taxation years. While the amount in dispute has been agreed, a settlement agreement has been executed and substantial payments made, the Company has not yet been fully reassessed and, accordingly, this amount has not been paid in full.

Late in fiscal year 2001, the Company reached an agreement with both the Canadian and United States tax authorities, settling substantially all of its remaining outstanding tax issues and recorded an additional provision of $700,000. A payment of $3,879,000 was made during the fourth quarter of fiscal year 2002 in full satisfaction of the matters agreed with the United States tax authorities. Although agreement in principle has been reached on the remaining Canadian issues, final statements summarizing amounts owing have not been received. Because of the age of these issues and the terms of the settlements, there are complex interest computations to be made. Accordingly while substantial payments have been made, it is not practical for management to determine with precision the exact remaining liability associated with these matters. Management estimates that the liability to settle all outstanding Canadian tax issues, including the matter described in the paragraph immediately above, is approximately $13,000,000. Management further believes that it has a provision recorded sufficient to pay the estimated liability resulting from these issues; however, the amount ultimately paid could differ from management’s estimate.

The Company has one remaining issue in dispute with the Internal Revenue Service (“IRS”) in the United States. The Company disagrees with the position of the IRS on this issue and, on the advice of legal counsel, believes it has meritorious arguments in its defense and is in the process of vigorously defending its position. It is management’s determination that no additional provision need be recorded for this matter. However, should the IRS prevail in its position, the Company could potentially have an additional liability of $2,100,000.

Earnings per Share

Basic earnings per share (“EPS”) is calculated by dividing the net income or loss by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted.

The Company’s only dilutive instruments are the options to purchase common stock held by the Company’s directors and employees. At June 30, 2002, the Company’s directors and employees held options to purchase 1,110,996 common shares at prices ranging from $2.48 to $11.95 per share. During quarters one through four of fiscal year 2002, all but 596,922; 582,822; 13,472 and nil of options then outstanding were included in the computation of diluted earnings per common share. These options were excluded because the option exercise price was greater than the average market price of the common stock during the particular quarter. The dilutive effect of the various options held by the Company’s directors and employees in future periods will depend on the average market price of the Company’s common stock during such periods.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Financial Accounting Standards Nos. 141 and 142 (“FAS 141” and “FAS 142”). FAS 141 provides for new rules to be used in accounting for business combinations and is effective for business combinations initiated after June 30, 2001. FAS 142 changes the accounting treatment of both existing and newly acquired goodwill. FAS 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted both of these new accounting standards in the first quarter of fiscal year 2002. The adoption of these standards did not have a material effect on the Company’s consolidated financial statements.

In June 2001, the FASB issued Financial Accounting Standards No. 143 (“FAS 143”). FAS 143 will require, on adoption, that the Company recognize as a component of asset cost, the fair market value for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair market value can be made. FAS 143 is effective for fiscal years beginning after June 15, 2002. The Company will be required to adopt FAS 143 on July 1, 2002. Management does not believe the adoption of this standard will have a material effect on the Company’s consolidated financial statements.

In August 2001, the FASB issued Financial Accounting Standards No. 144 (“FAS 144”)—“Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement supersedes FAS 121—“Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”—and the accounting and reporting provisions of APB Opinion No. 30—“Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and

Transactions” for the disposal of a segment of a business, as previously defined in that opinion. This standard changes the criteria for classifying an asset as held for sale, broadens the scope of businesses to be disposed of which qualify as discontinued operations and changes the timing of recognition of losses on such operations. FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company will be required to adopt FAS 144 on July 1, 2002. Management does not believe the adoption of this standard will have a material effect on the Company’s consolidated financial statements.

In April 2002, the FASB issued Financial Accounting Standards No. 145 (“FAS 145”)—“Rescission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. This statement rescinds FAS 4—“Reporting Gains and Losses from Extinguishment of Debt”—and an amendment of that statement, FAS 64—“Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. The statements also rescinds FAS 44—“Accounting for Intangible Assets of Motor Carriers”—and amends FAS 13—“Accounting for Leases” to eliminate an inconsistency between the required accounting for sale-leaseback transactions. FAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. FAS 145 is effective for fiscal years beginning after May 15, 2002 and to certain transactions occurring after that date. The Company adopted FAS 145 prospectively on May 15, 2002. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In July 2002, the FASB issued Financial Accounting Standards No. 146 (“FAS 146”)—“Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) issue No. 94-3—“Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)”. FAS 146 requires that a liability for a cost associated with exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of the entity’s commitment to the exit plan. FAS 146 is effective for fiscal years beginning after December 31, 2002, with early application encouraged. The Company is in the process of assessing the impact of adopting FAS 146.

Liquidity and Capital Resources

Cash flow from operating activities generated $12,943,000 in cash during fiscal year 2002. Net income, adjusted for non-cash items, generated $24,718,000 in cash, while working capital requirements consumed $11,775,000 in cash. Income taxes payable consumed $15,993,000 in cash, primarily as a result of the payment of balances relating to prior years. See “Income Taxes.” In addition, installments of Canadian taxes for fiscal year 2002 exceeded taxes actually payable for the year. This is because installments were based on actual taxes payable for fiscal year 2001. This overpayment will be refunded during fiscal year 2003. A reduction in accounts payable also contributed to the amount of cash consumed by working capital requirements. This reduction reflects renewed emphasis on inventory management. The effects of reductions in the level of income taxes and accounts payable on cash were partially offset by a reduction in inventory levels and an increase in accrued expenses. The inventory reduction is part of an overall strategy of improving inventory management through a more focused merchandising strategy, increasing inventory turns and having a better in stock position. This increase in accrued expenses is primarily attributable to the accrual of capital costs associated with the distribution center project.

Cash flow from operating activities generated $18,821,000 in cash during fiscal year 2001. Net income, adjusted for non-cash items, generated $27,190,000 in cash, while working capital requirements consumed

$8,369,000 in cash. Accounts receivable increased as a result of increases in amounts due from vendors under various commission and rebate arrangements. Income tax payments also exceeded the current year’s provision as a result of the partial payment of one of the disputes settled with the Canadian tax authorities and changing installment requirements.

Operating activities generated $22,347,000 in cash during fiscal year 2000. Net income, adjusted for non-cash items, generated $33,641,000 in cash. Increased inventory levels in support of higher sales consumed $14,429,000 in cash; however, the effects of this increase were partially offset by an increase in accounts payable. Accounts receivable increased by $1,739,000, reflecting the fact that a greater portion of the Company’s revenue comes from vendors in the form of wireless activation income, residuals and volume rebates. The payment of income taxes, consumed $8,865,000 in cash, primarily because the final payment of fiscal year 1999 taxes exceeded installments paid during the year.

Investing activities consumed $12,906,000 in cash during fiscal year 2002, primarily related to investments in property and equipment at the Company’s Canadian subsidiary. These expenditures related to a major modernization of the Company’s distribution center, including a new warehouse operating system, new stores, the relocation or refitting of existing stores and improvements to the Company’s information systems.

Investing activities generated $36,608,000 in cash during fiscal year 2001. The sale of the Company’s Australian subsidiary generated $47,735,000 in cash while investments in property and equipment, primarily in Canada, consumed $12,891,000 in cash. Canadian capital spending related primarily to new stores, the relocation or refitting of existing stores and improvement of the Company’s information systems.

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

Cash flows from financing activities consumed $70,829,000 in cash during fiscal year 2002. During fiscal year 2002, the Company’s Board of Directors announced four additional programs under which management was authorized to purchase, subject to market conditions, 2,800,000, 2,600,000, 1,200,000 and 1,200,000 shares, respectively. The first three of these programs were completed during the year, with 6,600,000 shares acquired at an aggregate cost of $69,079,000. Under the sixth plan, announced June 21, 2002, 616,400 shares were acquired by June 30, 2002 at an aggregate cost of $6,804,000. This outflow of cash was partially offset by proceeds from the issuance of stock under the Company’s stock purchase plan and by cash received from Directors and employees on the exercise of stock options.

Cash flows from financing activities consumed $12,546,000 in cash during fiscal year 2001. During fiscal year 2000, the Company’s Board of Directors announced two share repurchase programs under which management was authorized, in the aggregate, to purchase up to 3,000,000 shares of the Company’s common stock. These programs were completed during fiscal year 2001, with 1,214,800 shares acquired at an aggregate cost of $15,529,000. The effects of this cash outflow were partially offset by proceeds from the issuance of common stock to employee plans and from the exercise of stock options by employees.

Cash flows from financing activities consumed $15,019,000 in cash during fiscal year 2000, mainly as a result of repurchases of common stock at an aggregate cost of $18,700,000. This cash outflow was partially offset by proceeds from the issuance of common stock to employee plans and from the exercise of stock options.

The Company’s principal sources of liquidity are its cash and short-term investments, its cash flow from operations and its banking facilities.

In December 1997, the Company entered into a three-year revolving credit facility, currently in an amount not to exceed C$67,000,000 (approximately $44,200,000 at June 30, 2002 exchange rates). This facility was to have matured on December 22, 2000, but was extended to March 22, 2001 and, subsequently to May 4, 2001.

On May 4, 2001, InterTAN Canada Ltd. and InterTAN, Inc. entered into a new revolving credit facility (the “Revolving Loan Agreement”) with the previous lender in an amount not to exceed C$75,000,000 (approximately $49,500,000 at June 30, 2002 exchange rates). The Revolving Loan Agreement matures March 22, 2003. The amount of credit actually available at any particular time is dependent on a variety of factors, including the level of eligible inventories and accounts receivable of InterTAN Canada Ltd. The amount of available credit is then reduced by the amount of trade accounts payable then outstanding as well as certain other reserves. A loan origination fee of C$37,500 (approximately $25,000 at June 30, 2002 exchange rates) was payable on closing. A further payment of C$37,500 was made on March 22, 2002. Borrowing rates under the facility range from prime to prime plus 0.75% based on the Company’s quarterly performance against predetermined EBITDA to fixed charge ratios. Using the same criteria, the Company may borrow at bankers’ acceptance and LIBOR rates plus from 0.75% to 2.0%. Letters of credit will be charged at rates ranging from 0.75% per annum to 2.0% per annum, using the same performance criteria. In addition, a standby fee of 0.65% is payable on the unused portion of the credit facility. The Revolving Loan Agreement is collateralized by a first priority lien over all of the assets of InterTAN Canada Ltd. and is guaranteed by InterTAN, Inc. This facility is used primarily to finance seasonal inventory build up and, from time to time, to provide letters of credit in support of purchase orders. At June 30, 2002, there were no borrowings against the Revolving Loan Agreement and C$15,000 (approximately $10,000 at June 30, 2002 exchange rates) was committed in support of letters of credit. There was C$43,428,100 (approximately $28,632,000 at June 30, 2002 exchange rates) of credit available for use at June 30, 2002 under this facility. Management is currently evaluating a variety of proposals to replace or renew this facility on its maturity.

Under the terms of the Company’s Merchandise Agreement with RadioShack U.S.A., purchase orders with Far Eastern suppliers must be supported, based on a formula set out in the Merchandise Agreement, by letters of credit issued by banks on behalf of InterTAN, by a surety bond, or backed by cash deposits. The Company has secured surety bond coverage from a major insurer (the “Bond”) in an amount not to exceed $6,000,000. Use of the Bond gives the Company greater flexibility in placing orders with Far Eastern suppliers by releasing a portion of the credit available under the Revolving Loan Agreement for other purposes.

The Company’s Australian subsidiary had entered into a credit agreement with an Australian bank. This agreement established a credit facility in the amount of A$12,000,000 (approximately $6,100,000 at June 30, 2001 exchange rates). This facility was cancelled on the closing of the sale of InterTAN Australia Ltd. in April 2001.

The Company’s primary uses of liquidity during fiscal year 2003 will include the funding of capital expenditures, the build up of inventories for the 2002 holiday selling season, funding the repurchase of common stock and payments in settlement of tax issues. Management estimates that cash flows related to capital expenditures in Canada during fiscal 2003 will approximate $12,000,000, of which approximately $4,000,000 had been accrued at June 30, 2002. These expenditures relate primarily to investments in store assets, including new stores, renovating and relocating existing stores and store fixtures and equipment, and enhancements to management information systems. In June 2002, the Company’s Board of Directors announced a share repurchase plan under which management was authorized to repurchase up to 1,200,000 of the Company’s shares. Approximately one-half of these shares were purchased by June 30, 2002. Shortly after the fiscal 2002 year end, roughly 450,000 shares were acquired at an approximate cost of $5,000,000. The Company anticipates the payment of the remaining balance of negotiated tax settlements of prior year balances with the Canadian tax authorities. Management estimates the amount of such tax payments to be approximately $11,000,000 to $13,000,000. The Company also estimates that bank borrowing at the upper range of its credit limit will be required to finance the seasonal build up of inventories. Such borrowings will peak in November and management estimates that the line will be paid down in full by the end of the second quarter.

Management believes that the Company’s cash and short-term investments on hand and its cash flow from operations combined with its banking facilities and the Bond will provide the Company with sufficient liquidity to meet its planned requirements through fiscal year 2003.

The table below sets out the Company’s obligation under its operating and capital leases at June 30, 2002:

	2003	2004	2005	2006	2007	Thereafter	Total
	(U.S. dollars in thousands)
Operating leases	$11,670	$10,481	$9,348	$8,480	$7,540	$25,770	$73,289
Obligation under capital leases[1]	176	170	147	76	14	—	583

	$11,846	$10,651	$9,495	$8,556	$7,554	$25,770	$73,872

[1]	Includes interest

In addition to these obligations, during fiscal year 2002, the Company entered into a contract under which it is obligated to spend approximately $26,000,000 in advertising over a five-year period. At June 30, 2002, the remaining commitment under this contract was approximately $20,500,000. These commitments will be spent during fiscal years 2003 through 2006.

Item 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of market risks arising primarily from the impact of changes in interest rates on its short-term credit facilities and from the impact of foreign currency fluctuations as they relate to its investment, debt and activities in Canada.

Foreign currency fluctuations

The Company’s activities are carried on in Canada and, previously, Australia. The Company is exposed to foreign currency risks in three broad areas:

•	Its inventory purchases,

•	Translation of its financial results, and

•	Its net investment in Canada.

During fiscal year 2002, RadioShack Canada purchased approximately 11% of its inventories in the Far East. These purchases are made in U.S. dollars and, under the terms of its agreement with its suppliers, payment must be made at the time of shipment. Accordingly, there is risk that the value of the Canadian dollar could fluctuate relative to the U.S. dollar from the time the goods are ordered until shipment is made.

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

The table below shows the amount of open orders at June 30, 2002 and 2001, foreign exchange contracts and U.S. dollars on hand at June 30, 2002 and 2001 which had been designated as a hedge against such open orders and the financial impact which would result if the local currencies were to decline in value by 10% relative to the U.S. dollar from June 30, 2002 and 2001 to the date of delivery.

	June 30, 2002	June 30, 2001
	(U.S. dollars in thousands)
Open orders	$9,710	$12,247

Impact of a 10% decline in local currency values	$971	$1,225

Foreign exchange contracts and U.S. dollars on hand	$—	$10,425

Impact of a 10% decline in local currency values	$—	$(1,043)

Net impact of a 10% decline in local currency values	$971	$182

The incremental cost of such a decline in currency values, if incurred, would be reflected in higher cost of sales in future periods. In these circumstances, management would take product-pricing action, where appropriate.

Translation of financial results

The functional currencies of the Company’s operating entities in Canada and, formerly in Australia, are the respective local currencies. However, the reporting currency of the Company on a consolidated basis is the U.S. dollar. Consequently, fluctuations in the value of the Canadian and Australia dollars have a direct effect on reported consolidated results. It is not possible for management to effectively hedge against the possible impact of this risk.

The following table shows the combined sales and operating income for fiscal years 2002 and the effect that a 10% decline in local currency values would have had on those results. The effects of the Company’s former subsidiary in Australia, including the gain on its disposal, have been excluded from the fiscal year 2001 amounts.

	Year ended June 30, 2002		Year ended June 30, 2001
	As Reported	Effect of a 10% Decline in Currency Values	As Reported	Effect of a 10% Decline in Currency Values
	(U.S. dollars, in thousands)
Sales	$393,809	$(39,381)	$382,353	$(38,235)
Operating Income	$24,660	$(2,869)[1]	$37,330	$(4,073)[1]

[1]	Certain of the Company’s corporate expenses are payable in U.S. dollars and are unaffected by foreign currency rate effects.

Net investment in foreign jurisdictions

The Company’s net investment in Canada is recorded in U.S. dollars at the respective period-end rates. Changes in these rates will have a direct effect on the carrying value of this investment. The cumulative effect of such currency fluctuations is recorded in stockholders’ equity in accumulated other comprehensive loss. The Company currently has no plans to hedge its investment in Canada.

The following table shows the Company’s net investment in Canada and is expressed in U.S. dollars at June 30, 2002 and 2001. The table also shows the effect on this amount if the Canadian dollar were to lose 10% of its value against the U.S. dollar:

	June 30, 2002		June 30, 2001
	Net Investment	Effect of a 10% Decline in Currency Values	Net Investment	Effect of a 10% Decline in Currency Values
Canada	$84,236	$(8,424)	$97,395	$(9,740)

Short-term interest rates

The Company’s credit facilities include a syndicated banking facility in Canada and, previously, a separate facility in Australia. These banking arrangements, which are used primarily to finance inventory purchases, provide for interest on any short-term borrowings at rates determined with reference to the local “prime” or

“base rates”. These rates are, therefore, subject to change for a variety of reasons that are beyond the Company’s control. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” which is incorporated herein by reference.

The Company did not borrow under its Canadian facility during fiscal year 2002. In fiscal year 2001, the Company borrowed under its Canadian facility during the months of October, November and December. Borrowings during those months averaged approximately $22,000,000 and interest paid on such advances was approximately $421,000. Interest on these Canadian borrowings was payable at the Canadian prime rate plus 1%. Had the Canadian prime rate been 10% higher, management estimates that interest expense for the year would have increased by approximately $42,000. The Company’s Australian subsidiary did not borrow during fiscal year 2001.

It has not been the Company’s policy to hedge against the risk presented by possible fluctuations in short-term interest rates.

Item 8    FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of InterTAN, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of InterTAN, Inc. and its subsidiaries at June 30, 2002, and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with generally accepted accounting principles in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

Toronto, Canada
August 26, 2002

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended June 30
	2002	2001	2000
	(In thousands, in U.S. dollars, except per share data)
		(Note 1)	(Note 1)
Net sales and operating revenues	$393,809	$468,756	$484,218
Other income (loss)	(7)	138	125

	393,802	468,894	484,343
Operating costs and expenses:
Cost of products sold	243,381	280,953	280,999
Selling, general and administrative expenses	116,958	144,268	153,336
Depreciation and amortization	5,674	6,357	6,003
(Gain) loss on disposal of subsidiary companies	217	(4,101)	—
Restructuring charges	2,912	—	—

	369,142	427,477	440,338

Operating income	24,660	41,417	44,005
Foreign currency transaction gains (losses)	41	(353)	(209)
Interest income	1,444	1,737	2,418
Interest expense	(403)	(873)	(587)

Income before income taxes	25,742	41,928	45,627
Income taxes	12,174	18,401	20,507

Net income	$13,568	$23,527	$25,120

Basic net income per average common share	$0.54	$0.84	$0.85
Diluted net income per average common share	$0.53	$0.82	$0.82

Average common shares outstanding	25,142	27,937	29,658
Average common shares outstanding assuming dilution	25,610	28,664	30,501

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
	June 30 2002	June 30 2001
	(In thousands, in U.S. dollars, except share amounts)
Assets
Current Assets
Cash and short-term investments	$14,699	$86,233
Accounts receivable, less allowance for doubtful accounts	12,903	12,598
Inventories	81,314	90,394
Other current assets	1,300	1,151
Deferred income taxes	1,374	2,290

Total current assets	111,590	192,666
Property and equipment, less accumulated depreciation and amortization	29,604	19,817
Other assets	328	16
Deferred income taxes	3,580	3,031

Total Assets	$145,102	$215,530

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$12,793	$20,034
Accrued expenses	19,445	13,650
Income taxes payable	8,365	24,913
Obligation under capital leases—current portion	164	—
Deferred service contract revenue—current portion	6,226	5,507

Total current liabilities	46,993	64,104
Obligation under capital leases—non-current portion	384	—
Deferred service contract revenue—non current portion	4,975	4,599
Other liabilities	4,304	2,518

Total liabilities	56,656	71,221

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 40,000,000 shares authorized, 32,091,097 and 31,225,048, respectively, issued	32,091	31,225
Additional paid-in capital	157,684	151,744
Common stock in treasury, at cost, 10,337,243 and 3,101,818 shares, respectively	(111,527)	(35,405)
Retained earnings (deficit)	27,320	13,752
Accumulated other comprehensive loss	(17,122)	(17,007)

Total stockholders’ equity	88,446	144,309

Commitments and contingencies (See notes 2, 10 and 11)
Total Liabilities and Stockholders’ Equity	$145,102	$215,530

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount
	(In thousands, in U.S. dollars)
Balance at June 30, 1999	29,783	$29,783	$141,126		$
Comprehensive income:
Net income
Foreign currency translation adjustments
Comprehensive income
Issuance of common stock to employee plans	264	264	3,140
Issuance of common stock under stock option plans	451	451	1,352
Stock-based compensation			596
Purchase of treasury stock				(1,790)		(18,700)

Balance at June 30, 2000	30,498	30,498	146,214	(1,790)		(18,700)
Comprehensive income:
Net income
Foreign currency translation adjustments
Comprehensive income
Issuance of common stock to employee plans	281	281	3,079
Issuance of common stock under stock option plans	446	446	1,858
Stock-based compensation			593	18		178
Purchase of treasury stock				(1,330)		(16,883)

Balance at June 30, 2001	31,225	31,225	151,744	(3,102)		(35,405)
Comprehensive income:
Net income
Foreign currency translation adjustments
Comprehensive income
Issuance of common stock to employee plans	268	268	2,641
Issuance of common stock under stock option plans	598	598	3,043
Stock-based compensation			256
Purchase of treasury stock				(7,235)		(76,122)

Balance at June 30, 2001	32,091	$32,091	$157,684	(10,337)		$(111,527)

The accompanying notes are an integral part of these consolidated financial statements.

	Retained Earnings (Deficit)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Loss	Total
	(In thousands, in U.S. dollars)
Balance at June 30, 1999	$(34,895)		$(25,254)	$110,760
Comprehensive Income
Net income	25,120	$25,120		25,120
Foreign currency translation adjustments		(4,207)	(4,207)	(4,207)

Comprehensive income		$20,913

Issuance of common stock to employee plans				3,404
Issuance of common stock under stock option plans				1,803
Stock-based compensation				596
Purchase of treasury stock				(18,700)

Balance at June 30, 2000	(9,775)		(29,461)	118,776
Comprehensive Income
Net income	23,527	$23,527		23,527
Foreign currency translation adjustments		12,454	12,454	12,454

Comprehensive income		$35,981

Issuance of common stock to employee plans				3,360
Issuance of common stock under stock option plans				2,304
Stock-based compensation				771
Purchase of treasury stock				(16,883)

Balance at June 30, 2001	13,752		(17,007)	144,309
Comprehensive Income
Net income	13,568	$13,568		13,568
Foreign currency translation adjustments		(115)	(115)	(115)

Comprehensive income		$13,453

Issuance of common stock to employee plans				2,909
Issuance of common stock under stock option plans				3,641
Stock-based compensation				256
Purchase of treasury stock				(76,122)

Balance at June 30, 2002	$27,320		$(17,122)	$88,446

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30
	2002	2001	2000
	(In thousands, in U.S. dollars)
Cash flows from operating activities:
Net income	$13,568	$23,527	$25,120
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,674	6,357	6,003
Deferred income taxes	360	(801)	336
Inventory adjustment	3,500	—	—
(Gain) loss on disposal of subsidiary company	217	(4,101)	—
Stock-based compensation	1,409	2,097	2,123
Other	(10)	111	59
Cash provided by (used in) assets and liabilities:
Accounts receivable	(271)	(1,954)	(1,739)
Inventories	5,308	203	(14,429)
Other current assets	(378)	(630)	371
Accounts payable	(6,980)	(1,601)	11,101
Accrued expenses	5,468	346	645
Income taxes payable	(15,993)	(4,721)	(8,865)
Deferred service contract revenue	1,071	(12)	1,622

Net cash provided by operating activities	12,943	18,821	22,347

Cash flows from investing activities:
Additions to property and equipment	(14,550)	(12,891)	(9,691)
Proceeds from sales of property and equipment	140	435	140
Effect of disposal of subsidiary companies on cash	—	47,735	—
Other investing activities	1,504	1,329	295

Net cash provided by (used in) investing activities	(12,906)	36,608	(9,256)

Cash flows from financing activities:
Proceeds from issuance of common stock to employee plans	1,753	2,033	1,923
Proceeds from exercise of stock options	3,401	950	1,803
Payment of obligation under capital leases	(101)	—	—
Purchase of treasury stock	(75,882)	(15,529)	(18,700)
Cash paid for fractional shares on stock split	—	—	(45)

Net cash used in financing activities	(70,829)	(12,546)	(15,019)

Effect of exchange rate changes on cash	(742)	(1,400)	(725)

Net increase (decrease) in cash and short-term investments	(71,534)	41,483	(2,653)
Cash and short-term investments, beginning of year	86,233	44,750	47,403

Cash and short-term investments, end of year	$14,699	$86,233	$44,750

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$378	$752	$356
Income taxes	$28,111	$23,858	$28,799

The accompanying notes are an integral part of these consolidated financial statements.

INTERTAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Description of Business and Summary of Significant Accounting Policies

Description of Business and Principles of Consolidation

InterTAN, Inc. (the “Company” or “InterTAN”) is engaged in the sale of consumer electronics products primarily through company-operated retail stores and dealer outlets in Canada. The Company’s retail operations are conducted through its wholly-owned subsidiary, InterTAN Canada Ltd., which operates in Canada under the trade name “RadioShack”. The Company previously also had retail and dealer outlets in both Australia and the United Kingdom. These operations were conducted through two wholly-owned subsidiaries, InterTAN Australia Ltd. and InterTAN U.K. Limited, each of which operated under the “Tandy” name. The United Kingdom subsidiary was sold in January 1999. The Australian subsidiary was sold effective April 2001. See Note 2 to the consolidated financial statements. The “RadioShack” and “Tandy” trade names are used under license from RadioShack Corporation (“RadioShack U.S.A.”). In addition, the Company has entered into an agreement in Canada with Rogers Wireless Inc. (“Rogers”) to operate telecommunications stores (“Rogers AT&T stores”) on its behalf. At June 30, 2002, 66 Rogers AT&T stores were in operation. The consolidated financial statements include the accounts of the Company, its Canadian subsidiary and, for fiscal years 2001 and 2000, its former subsidiary in Australia. All material intercompany transactions, balances and profits have been eliminated. The Company’s fiscal year ends June 30.

Accounts Receivable and Allowance for Doubtful Accounts

Concentrations of credit risk with respect to customer receivables are limited due to the large number of customers comprising the Company’s customer base and their location in many different geographic areas of the countries. However, the Company does have some concentration of credit risk in the wireless telephone and direct-to-home satellite services industries due to increased sales and outstanding balances as of June 30, 2002 from these service providers. An allowance for doubtful accounts is provided when accounts are determined to be uncollectible.

Inventories

Inventories are comprised primarily of finished merchandise and are stated at the lower of cost, based on the average cost method, or market value.

Capitalized Software Costs

The direct costs of certain internally developed software are capitalized and amortized over the estimated useful life of the software.

Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are 40 years for buildings and range from three to twelve years for equipment, furniture and fixtures. Leasehold improvements are amortized over the life of the lease or the useful life of the asset, whichever is shorter. The capital cost of vehicles acquired under capital leases is amortized over the term of the lease.

Maintenance and repairs are charged to expense as incurred. Renewals and betterments, which materially prolong the useful lives of the assets, are capitalized. The cost and related accumulated depreciation of property and equipment retired or sold are removed from the accounts, and gains or losses are recognized in the consolidated statements of operations.

The Company reviews all long-lived assets (i.e., property and equipment) for impairment whenever events or changes in circumstances indicate that the net book value of the assets may not be recoverable. An impairment loss would be recognized if the sum of the expected future cash flows (undiscounted and before interest) from

INTERTAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the use of the assets is less than the net book value of the assets. The amount of the impairment loss would generally be measured as the difference between the net book value of the assets and their estimated fair value.

Net Sales and Operating Revenues and Cost of Products Sold

Net sales and operating revenues include items related to normal business operations, including service contract revenue, cellular and satellite activation income, residual income, and sales-based volume rebates. Retail sales are recorded at the time of the sale to the customer. Service contract revenue, net of direct selling expenses, is recognized ratably over the life of the contract. Cellular and satellite activation income is commission revenue received from carriers for obtaining their new customer, which is recognized as income when the product is sold, with an appropriate provision for contract cancellations. Residual income is participation income from suppliers, based on the customer’s continued use of the carrier’s network. Residual income is recognized monthly, based on the contractual percentage of each customer’s monthly bill. Sales-based volume rebates are additional commission revenue which is recognized when service contract thresholds are achieved, either on a quarterly or on an annual basis. Purchase-based volume rebates are recognized when earned and are credited to cost of products sold or inventory, as appropriate.

Translation of Foreign Currencies

The local currencies of the Company’s foreign entities are the functional currencies of those entities. For reporting purposes, assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, income and expense items are translated using monthly average exchange rates. The effects of exchange rate changes on net assets located outside the United States are recorded in equity as part of “accumulated other comprehensive loss”. Gains and losses from foreign currency transactions are included in the operations of each period.

Comprehensive Income (Loss)

Comprehensive income is defined as the change in stockholders’ equity during a period except those changes resulting from investments by owners and distributions to owners. For the Company, the components of comprehensive income (loss) include net income or loss and the effects of exchange rate changes on net assets located outside the United States (foreign currency translation adjustments). For fiscal years 2002, 2001 and 2000, foreign currency translation gains (losses) were ($115,000), $12,454,000 and $(4,207,000), respectively. The fiscal year 2001 amount includes an adjustment of $18,225,000 related to the reclassification of accumulated foreign currency translation losses to the net gain or loss on the sale of the Australian subsidiary.

Contract Management

At June 30, 2002, the Company had 530 company-operated stores in Canada, of which 42 were operated under “contract management” arrangements. Under the typical contract management arrangement, the store manager is not employed by the Company, but is under contract to operate the store on its behalf. The Company selects and supplies the store location (including lease payments and other fixed location charges) and also supplies leasehold improvements, fixtures and store inventory. The Company is also committed to provide supporting services, including advertising, insurance and training. The contract manager is responsible for the labor and overhead necessary to operate the store. The contract manager is also required to provide a cash deposit. In return for the service of operating the store, the contract manager receives compensation equal to approximately one-half of the store’s gross profit. The contract manager program was used much more extensively in the Company’s former subsidiary in Australia. At April 30, 2001, the effective date of sale of that subsidiary, the Company had 223 company-operated stores in Australia, of which 148 were operated under contract management arrangements.

The revenue, as well as the expenses paid by the Company, related to contract management stores are included in the consolidated statements of operations. The contract manager’s compensation is included in selling,

INTERTAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

general and administrative expenses. Contract manager’s deposits are included in the “Other liabilities” section of the consolidated balance sheets and amounted to $1,049,000 and $814,000 at June 30, 2002 and June 30, 2001, respectively.

Capitalized Financing Costs

Costs incurred in connection with the issuance of debt and renewal fees are capitalized and are amortized over the term of the respective debt. Amortization of these costs, which include underwriting, bank, legal and accounting fees, for fiscal years 2002, 2001 and 2000 was $63,000, $129,000 and $251,000, respectively. Unamortized balances at June 30, 2002 and June 30, 2001 were $23,000 and $23,000, respectively.

Advertising Costs

Advertising costs are expensed upon commencement of the related advertising program. During fiscal years 2002, 2001 and 2000, net advertising expense was $13,010,000, $17,203,000 and $19,489,000, respectively. Amounts received from vendors for co-operative advertising programs are netted against total advertising costs.

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

InterTAN generally considers the earnings of its foreign subsidiaries to be permanently reinvested for use in those operations and, consequently, deferred federal income taxes, net of applicable foreign tax credits, are not provided on the undistributed earnings of foreign subsidiaries which are to be so reinvested. If the earnings of the Company’s Canadian subsidiary as of June 30, 2002 were remitted to the parent, approximately $116,000,000, subject to adjustment for deemed foreign taxes paid, would be included in the taxable income of the parent. By operations of tax statutes currently in effect, the Company would incur certain U.S. income taxes, including alternative minimum tax. Such remittances would also be subject to Canadian withholding tax (presently at a rate of 5%) for which there would likely be no U.S. tax relief.

Forward Exchange Contracts and Other Derivative Instruments

Foreign exchange contracts and other derivative instruments are measured at fair value and recognized in the consolidated balance sheets as either assets or liabilities, as the case may be. The treatment of changes in the fair value of a derivative (i.e., gains and losses) depends on its intended use and designation. Gains and losses on derivatives, designated as hedges against the cash flow effect of a future transaction are initially reported as a component of comprehensive income and, subsequently, reclassified into earnings when the transaction affects earnings. Gains and losses on derivatives designated as hedges against the foreign exchange exposure of a net investment in a foreign operation form part of the cumulative translation adjustment. Gains and losses on all other forms of derivatives are recognized in earnings in the period of change.

For the Company, gains and losses on foreign exchange contracts entered into to hedge open inventory purchase orders are included in the cost of the merchandise purchased. Gains and losses on contracts intended to mitigate the effects of exchange rate fluctuations on payables and debt denominated in currencies other than the functional currency of the debtor are included in income in the periods the exchange rates change.

INTERTAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings per Share

Basic earnings per share (“EPS”) is calculated by dividing the net income or loss by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted.

The following table reconciles the numerator and denominator used in the basic and diluted earnings per share calculations for the years ended June 30, 2002, 2001 and 2000:

	2002			2001			2000
	(U.S.dollars in thousands, except for per share data)
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$13,568			$23,527			$25,120

Basic EPS
Income available to common stockholders	$13,568	25,142	$0.54	$23,527	27,937	$0.84	$25,120	29,658	$0.85

Effect of Dilutive Securities
Stock options	—	468		—	727		—	843

Diluted EPS
Income available to common stockholders including assumed conversions	$13,568	25,610	$0.53	$23,527	28,664	$0.82	$25,120	30,501	$0.82

At June 30, 2002, the Company’s directors and employees held options to purchase 1,110,996 common shares at prices ranging from $2.48 to $11.95 per share. During quarters one through four of fiscal year 2002, all but 596,922; 582,822; 13,472 and nil of options then outstanding were included in the computation of diluted earnings per common share. These options were excluded because the option exercise price was greater than the average market price of the common stock during the particular quarter. The dilutive effect of the various options held by the Company’s directors and employees in future periods will depend on the average market price of the Company’s common stock during such periods.

Accounting for Stock-based Compensation

The Company measures the expense associated with its stock-based compensation using the intrinsic value method. Application of this method generally results in compensation expense equal to the quoted price of the shares granted under the option less the amount, if any, the director or employee is required to pay for the underlying shares. See Notes 14 and 15.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Financial Accounting Standards Nos. 141 and 142 (“FAS 141” and “FAS 142”). FAS 141 provides for new rules to be used in accounting for business combinations and is effective for business combinations initiated after June 30, 2001. FAS 142 changes the accounting treatment of both existing and newly-acquired goodwill. FAS 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted both of these new accounting standards in the first quarter of fiscal year 2002. The adoption of these standards did not have a material effect on the Company’s consolidated financial statements.

INTERTAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2001, the FASB issued Financial Accounting Standards No. 143 (“FAS 143”). FAS 143 will require, on adoption, that the Company recognize as a component of asset cost, the fair market value for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair market value can be made. FAS 143 is effective for fiscal years beginning after June 15, 2002. The Company will be required to adopt FAS 143 on July 1, 2002. Management does not believe the adoption of this standard will have a material effect on the Company’s consolidated financial statements.

In August 2001, the FASB issued Financial Accounting Standards No. 144 (“FAS 144”)—“Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement supersedes FAS 121—“Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”—and the accounting and reporting provisions of APB Opinion No. 30—“Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business, as previously defined in that opinion. This standard changes the criteria for classifying an asset as held for sale, broadens the scope of businesses to be disposed of which qualify as discontinued operations and changes the timing of recognition of losses on such operations. FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company will be required to adopt FAS 144 on July 1, 2002. Management does not believe the adoption of this standard will have a material effect on the Company’s consolidated financial statements.

In April 2002, the FASB issued Financial Accounting Standards No. 145 (“FAS 145”)—“Rescission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. This statement rescinds FAS 4—“Reporting Gains and Losses from Extinguishment of Debt”—and an amendment of that statement, FAS 64—“Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. The statements also rescinds FAS 44—“Accounting for Intangible Assets of Motor Carriers”—and amends FAS 13—“Accounting for Leases” to eliminate an inconsistency between the required accounting for sale-leaseback transactions. FAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. FAS 145 is effective for fiscal years beginning after May 15, 2002 and to certain transactions occurring after that date. The Company adopted FAS 145 prospectively on May 15, 2002. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In July 2002, the FASB issued Financial Accounting Standards No. 146 (“FAS 146”)—“Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) issue No. 94-3—“Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)”. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of the entity’s commitment to the exit plan. FAS 146 is effective for fiscal years beginning after December 31, 2002, with early application encouraged. The Company is in the process of assessing the impact of adopting FAS 146.

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Actual results could differ from those estimates.

INTERTAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2    Gain (Loss) on Disposal of Subsidiary Companies

During the fourth quarter of fiscal year 2001, the Company sold its former subsidiary in Australia and recorded a gain of $4,101,000. The consolidated statements of operations and cash flows for the fiscal years ended June 30, 2001 and 2000 include the results of the Australian subsidiary.

The gain on disposal reported in the fiscal year 2001 was based on management’s calculation of certain adjustments to be paid following completion of the sale. The purchaser has advised the Company that it disagrees with management’s calculation of those adjustments and has commenced legal action in support of its claim. Management believes that its calculation of the adjustments is appropriate and that there are strong arguments against the position adopted by the purchaser. The Company is in the process of vigorously defending its position. Should the purchaser prevail in this dispute, the Company would have an additional liability of approximately $2,000,000.

Under the terms of the sale agreement, during the nine-month period following the sale, which ended January 31, 2002, the Company indemnified the purchaser against any inaccuracies in the financial statements of the former Australian subsidiary as of the date of sale. Except as noted above, no claims were made under this indemnity within the prescribed time period. Layered on top of this indemnity is a two-year indemnity covering tax matters only which expires April 30, 2003. This indemnity has a limit of A$4,000,000 (approximately $2,000,000). To date, no claims have been made under this tax indemnity. In addition, the Company indemnified the purchaser against termination costs with respect to certain employees. One claim has been received under this indemnity for an amount of approximately $60,000. The time for making additional claims under this indemnity has now expired.

United States federal tax and Australian withholding tax on the sale were approximately $600,000. Management believes there are authoritative arguments in support of the position that this transaction is exempt from Australian capital gains tax by virtue of the tax treaty between the United States and Australia, and, accordingly, no Australian tax was recorded with respect to the sale. However, there can be no assurance that the Australian tax authorities will not challenge this position. If Australian tax were to apply to the gain on sale, the Company would have an additional liability of approximately $7,000,000, which the Company would vigorously dispute.

During the fourth quarter of fiscal year 2002, the Company re-evaluated the collectability of certain claims relating to one of its divested businesses and recorded a charge of $217,000.

Note 3    Restructuring Charge

During the first quarter of fiscal year 2002, the Company recorded a restructuring charge of $2,703,000, representing the cost of restructuring the Company’s Board of Directors and streamlining the Company’s Corporate Office and integrating it with InterTAN’s operating subsidiary, InterTAN Canada Ltd

During the fourth quarter of fiscal year 2002, the Company announced a further restructuring of its merchandising and marketing groups to streamline the decision making process and to optimize responsiveness. In connection with this restructuring, the Company recorded a charge of $209,000 during the fourth quarter.

The following is a summary of activity within the restructuring reserve during fiscal year 2002:

INTERTAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balance June 30 2001	Provision Recorded	Paid	Balance June 30 2002
	(U.S. dollars in thousands)
Professional fees and related expenses	$—	$7	$7	$—
Retirement, severance and other compensation costs	—	2,790	1,023	1,767
Other charges	—	115	115	—

	$—	$2,912	$1,145	$1,767

In conjunction with the first quarter restructuring, the Company also expensed costs aggregating $510,000 incurred in connection with the study of various alternatives to enhance shareholder value. This amount has been included in selling, general and administrative expenses.

In conjunction with the fourth quarter restructuring, the Company also recorded an inventory charge of $3,500,000 designed to expedite the acceleration of the Company’s transition towards a merchandise strategy focused on higher growth, primarily digital products. This inventory adjustment was charged to cost of products sold.

Note 4    Bank Debt

In December, 1997, the Company entered into a three-year revolving credit facility, currently in an amount not to exceed C$67,000,000 (approximately $44,200,000 at June 30, 2002 exchange rates). This facility was to have matured on December 22, 2000, but was extended to March 22, 2001 and, subsequently to May 4, 2001.

On May 4, 2001, InterTAN Canada Ltd. and InterTAN, Inc. entered into a new revolving credit facility (the “Revolving Loan Agreement”) with the previous lender in an amount not to exceed C$75,000,000 (approximately $49,500,000 at June 30, 2002 exchange rates). The Revolving Loan Agreement matures March 22, 2003. The amount of credit actually available at any particular time is dependent on a variety of factors, including the level of eligible inventories and accounts receivable of InterTAN Canada Ltd. The amount of available credit is then reduced by the amount of trade accounts payable then outstanding as well as certain other reserves. A loan origination fee of C$37,500 (approximately $25,000 at June 30, 2002 exchange rates) was payable on closing. A further payment of C$37,500 was made on March 22, 2002. Borrowing rates under the facility range from prime to prime plus 0.75% based on the Company’s quarterly performance against predetermined EBITDA to fixed charge ratios. Using the same criteria, the Company may borrow at bankers’ acceptance and LIBOR rates plus from 0.75% to 2.0%. Letters of credit will be charged at rates ranging from 0.75% per annum to 2.0% per annum, using the same performance criteria. In addition, a standby fee of 0.65% is payable on the unused portion of the credit facility. The Revolving Loan Agreement is collateralized by a first priority lien over all of the assets of InterTAN Canada Ltd. and is guaranteed by InterTAN, Inc. This facility is used primarily to finance seasonal inventory build up and, from time to time, to provide letters of credit in support of purchase orders. At June 30, 2002, there were no borrowings against the Revolving Loan Agreement and C$15,000 (approximately $10,000 at June 30, 2002 exchange rates) was committed in support of letters of credit. There was C$43,428,100 (approximately $28,632,000 at June 30, 2002 exchange rates) of credit available for use at June 30, 2002 under this facility.

The Company’s Australian subsidiary had entered into a credit agreement with an Australian bank. This agreement established a credit facility in the amount of A$12,000,000 (approximately $6,100,000 at June 30,

INTERTAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2001 exchange rates). This facility was cancelled on the closing of the sale of InterTAN Australia Ltd. in April 2001.

Note 5    Merchandise and License Agreements with RadioShack U.S.A.

The Company and RadioShack U.S.A. have entered into a Merchandise Agreement and a License Agreement. These agreements permit InterTAN to use the “RadioShack” trade name in Canada until June 30, 2010. Prior to the sale of its Australian subsidiary, the Company also had the right to use the “Tandy” trade name in Australia. The License Agreement may be terminated with five years’ prior written notice by either party. In the event a change in control of InterTAN, Inc. or any of its subsidiaries occurs, RadioShack U.S.A. may revoke the Merchandise Agreement and the License Agreement. In April, 2001, the Company entered into an additional agreement with RadioShack U.S.A. (the “Amending Agreement”). Under the terms of the Amending Agreement, RadioShack U.S.A. agreed to enter into new license and merchandise agreements with InterTAN Australia Ltd. following the sale of that company in consideration of a payment by the Company of $6,000,000. The Amending Agreement also provides that in the event the Company subsequently consummates a transaction with a third party that results in the occurrence of an event of default under the License Agreement and such third party does not desire to use the “RadioShack” trade name, trade or service marks in Canada, the Company shall pay the sum of $22,500,000 to RadioShack U.S.A. In consideration therefor, RadioShack agreed that it will terminate the existing License and Merchandise Agreements as a result of such event of default only at the request of such third party. RadioShack U.S.A. further agrees that it will cooperate with the Company and such third party in effecting a transition by allowing a reasonable transition period for changing store signage and point-of-sale materials and the sell-through of existing inventory and merchandise on order.

In consideration for the rights granted under the License Agreement, the Company is obliged to pay a royalty of 1.0% of consolidated sales using or deriving benefit from the use of the service marks or trade marks licensed under the agreement. During fiscal years 2002, 2001 and 2000, the Company paid RadioShack U.S.A. royalties totaling $3,643,000, $4,505,000 and $4,561,000 and, respectively. Pursuant to the terms of the Merchandise Agreement, the Company is obliged to use RadioShack U.S.A.’s export unit, RadioShack International Procurement Limited Partnership (“RIPLP”), as its exclusive exporter of products from the Far East through the term of the Merchandise Agreement. In such connection, the Company must pay a purchasing agent/exporter fee to RIPLP calculated by adding 0.2% of consolidated sales in excess of $400,000,000 to the base amount of $532,500 ($710,000 prior to the sale of InterTAN Australia Ltd.) and deducting from this certain credits the Company earns by purchasing products from RadioShack U.S.A. and RIPLP. The Company paid RadioShack U.S.A. fees totaling $473,000, $554,000 and $671,000 in respect of fiscal years 2002, 2001 and 2000, respectively, under this arrangement. During fiscal year 2002 the Company’s Canadian subsidiary purchased approximately 11% of its merchandise from RadioShack U.S.A. and RIPLP. During fiscal years 2001 and 2000 the Company’s Canadian and Australian subsidiaries combined purchased approximately 14% and 16%, respectively, of their merchandise from those sources. The Company’s purchase orders with RIPLP must be supported, based on a formula set out in the Merchandise Agreement, by letters of credit issued by banks on behalf of InterTAN, by a surety bond, or backed by cash deposits. The Company has secured surety bond coverage from a major insurer in an amount not to exceed $6,000,000.

Note 6    Treasury Stock Repurchase Program

The Company had completed two previously announced share repurchase programs by June 30, 2001. Under the two programs combined, a total of 3,000,000 shares were acquired at an aggregate cost of $34,162,000. During fiscal year 2002, the Company’s Board of Directors announced four additional programs under which management was authorized to purchase, subject to market conditions, 2,800,000, 2,600,000, 1,200,000 and

INTERTAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1,200,000 shares, respectively. The first three of these programs were completed during the year, with 6,600,000 shares acquired at an aggregate cost of $69,079,000. The average price of stock acquired under these three plans was $8.27, $11.70 and $12.93 per share, respectively. Under the sixth plan, announced June 21, 2002, 616,400 shares were acquired by June 30, 2002 at an aggregate cost of $6,804,000, an average of $11.04 per share. Since the Company announced its first repurchase program in the third quarter of fiscal year 2000, the Company has purchased 10,216,400 shares, approximately 34% of the shares outstanding at the inception of the first program, for aggregate consideration of $110,045,000.

Note 7    Stock Split

On November 30, 1999, the Company’s Board of Directors announced a three-for-two stock split of InterTAN’s common stock for stockholders of record at the close of business on December 16, 1999, payable on January 13, 2000. This resulted in the issuance of 10,075,447 shares of common stock, including 1,537 shares held in treasury. All references made to the number of shares of common stock issued or outstanding, per share prices and basic and diluted net income (loss) per common share amounts in the consolidated financial statements and the accompanying notes have been adjusted to reflect the split on a retroactive basis. Previously awarded stock options, restrictive stock awards and certain other agreements payable in the Company’s common stock have been adjusted or amended to reflect the split on a retroactive basis.

Note 8    Property and Equipment

Property and equipment at June 30, 2002 and 2001 are summarized as follows:

	2002	2001
	(U.S. dollars in thousands)
Land	$260	$260
Buildings	4,915	4,922
Equipment, furniture and fixtures	31,469	21,557
Leasehold improvements	22,811	18,720

	59,455	45,459
Less accumulated depreciation and amortization	29,851	25,642

Property and equipment, net	$29,604	$19,817

Equipment, furniture and fixtures in fiscal year 2002 includes assets acquired under capital leases with an original capital cost of $649,000. Also included in fiscal year 2002 are assets under construction in the amount of $5,974,000 which were not in use at June 30, 2002.

INTERTAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9    Accrued Expenses

Accrued expenses at June 30, 2002 and 2001 are summarized as follows:

	2002	2001
	(U.S. dollars in thousands)
Payroll and bonuses	$4,917	$4,861
Accrual for equipment, furniture and fixtures	3,430	205
Sales taxes	3,229	1,642
Other	7,869	6,942

Accrued Expenses	$19,445	$13,650

Note 10    Income Taxes

The components of the provisions for domestic and foreign income taxes are shown below:

	Year ended June 30
	2002	2001	2000
	(U.S. dollars in thousands)
Current expense:
United States	$—	$1,119	$—
Foreign	12,212	18,083	20,146

	12,212	19,202	20,146

Deferred (benefit) expense:
United States	—	—	—
Foreign	(38)	(801)	361

Total income tax expense	$12,174	$18,401	$20,507

The Company’s income tax expense primarily represents Canadian and, in fiscal years 2001 and 2000, Australian income tax on the profits earned by its subsidiaries in those countries. As discussed more fully below, the fiscal year 2001 provision included a special charge of $700,000 related to the settlement of outstanding issues with the Canadian and United States authorities as well as a provision of $581,000 relating to the sale of the Australian subsidiary. United States tax on the gain on sale was minimal because of the utilization of loss carryforwards for which the deferred tax asset had a full valuation allowance.

Components of the difference between income tax expense and the amount calculated by applying the U.S. statutory rate of 35% to income before income taxes are as follows:

INTERTAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
	Year ended June 30
	2002	2001	2000
	(U.S. dollars in thousands, except percents)
Components of pre-tax income (loss):
United States	$(2,177)	$4,401	$(1,934)
Foreign	27,919	37,527	47,561

Income before income taxes	25,742	41,928	45,627
Statutory U.S. tax rate	35%	35%	35%

Federal income tax expense at statutory rate	9,010	14,675	15,969
Foreign tax rate differentials	592	1,365	1,767
Provincial income taxes, less foreign federal income tax benefit	1,124	1,686	2,097
Book losses for which no tax benefit was recognized	—	—	677
Income tax dispute settlements	—	700	—
Adjustment to valuation allowance for deferred tax assets	519	(7,988)	—
Adjustment to net operating losses	(1,755)	—	—
Reduction in Canadian statutory rates	375	1,799	—
Utilization of available loss carryforwards	—	6,122	—
Deemed dividend on property held in the United States	1,652	—	—
Other, net	657	42	(3)

Total income tax expense	$12,174	$18,401	$20,507

Deferred tax assets are comprised of the following at June 30:

	2002	2001
	(U.S. dollars in thousands)
Depreciation	$519	$1,222
Deferred service contracts	4,008	4,030
Loss carryforwards	23,505	22,978
Other	2,894	2,550

	30,926	30,780
Valuation allowance	(25,972)	(25,459)

Deferred tax asset	$4,954	$5,321

The net deferred tax asset is classified as follows:
Current	$1,374	$2,290
Long-term	3,580	3,031

Deferred tax asset	$4,954	$5,321

The increase in the valuation allowance of approximately $500,000 primarily relates to the portion of the restructuring charge recorded during fiscal year 2002 that was not currently deductible for tax purposes. The

INTERTAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company regularly assesses the future tax benefit which might be derived from the Company’s deferred tax assets. In assessing the future benefit which might be derived from these deferred tax assets, the Company considers its recent operating history and financial condition.

In the United States, the Company has net operating loss carryforwards for tax purposes of approximately $54,000,000. These loss carryforwards will expire between 2012 and 2020. In Canada, the Company has a net capital loss carryforward from the sale of its Australian and United Kingdom subsidiaries of approximately $14,500,000. These losses may be carried forward indefinitely, but may only be applied against capital gains.

During fiscal year 1999, the Company reached an agreement with the Canadian tax authorities relating to the settlement of a dispute regarding the 1990 to 1993 taxation years. While the amount in dispute has been agreed, a settlement agreement has been executed and substantial payments made, the Company has not yet been fully reassessed and, accordingly, this amount has not been paid in full.

Late in fiscal year 2001, the Company reached an agreement with both the Canadian and United States tax authorities, settling substantially all of its remaining outstanding tax issues and recorded an additional provision of $700,000. A payment of $3,879,000 was made during the fourth quarter of fiscal year 2002 in full satisfaction of the matters agreed with the United States tax authorities. Although agreement in principle has been reached on the remaining Canadian issues, final statements summarizing amounts owing have not been received. Because of the age of these issues and the terms of the settlements, there are complex interest computations to be made. Accordingly while substantial payments have been made, it is not practical for management to determine with precision the exact remaining liability associated with these matters. Management estimates that the liability to settle all outstanding Canadian tax issues, including the matter described in the paragraph immediately above, is approximately $11,000,000 to $13,000,000. Management further believes that it has a provision recorded sufficient to pay the estimated liability resulting from these issues; however, the amount ultimately paid could differ from management’s estimate.

The Company has one remaining issue in dispute with the Internal Revenue Service (“IRS”) in the United States. The Company disagrees with the position of the IRS on this issue and, on the advice of legal counsel, believes it has meritorious arguments in its defense and is in the process of vigorously defending its position. It is management’s determination that no additional provision need be recorded for this matter. However, should the IRS prevail in its position, the Company could potentially have an additional liability of $2,100,000.

Note 11    Commitments and Contingencies

The Company leases virtually all of its retail space under operating leases with terms ranging from one to fifteen years. Leases are normally based on a minimum rent plus a percentage of store sales in excess of a stipulated base. The remainder of InterTAN’s store leases generally provide for fixed monthly rent adjusted periodically using inflation indices and rent reviews.

In the years 2002, 2001 and 2000, minimum rents, including immaterial contingent rents and sublease rental income, were $13,585,000, $20,293,000 and $20,172,000, respectively. Future minimum rent commitments at June 30, 2002 for all long-term non-cancellable leases (net of immaterial sublease rent income) are as follows:

INTERTAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(U.S. dollars in thousands)
2003	$11,670
2004	10,481
2005	9,348
2006	8,480
2007	7,540
2008 and thereafter	25,770

The Company leases its automobile fleet under capital leases with terms of up to five years. The Company guarantees the residual value of the automobiles at the end of the lease or in the event of the early termination of the contract. The following is a schedule, by year, of the future minimum obligations under these capital leases, together with the balance of the obligation at June 30, 2002:

(U.S. dollars in thousands)
2003	$176
2004	170
2005	147
2006	76
2007	14

Total minimum lease payment	583
Less imputed interest	(35)

Balance of the obligation June 30, 2002	548
Less current portion	(164)

Non-current portion	$384

Interest is calculated monthly at the lessor’s cost to issue one-month commercial paper plus 40 basis points. Interest in the above schedule was calculated at 3.55%, the rate in effect at June 30, 2002.

In connection with the sale of its former United Kingdom subsidiary during fiscal year 1999, the Company remains contingently liable as guarantor of certain leases of InterTAN U.K. Limited. At June 30, 2002 the remaining lease obligation assumed by the purchaser and guaranteed by the Company was approximately $17,000,000 and the average remaining life of such leases was approximately 5 years. No claims have been received from landlords in respect of this obligation. If the purchaser were to default on the lease obligations, management believes the Company could reduce the exposure through assignment, subletting and other means. The Company has obtained an indemnity from the purchaser for an amount equal to management’s best estimate of the Company’s potential exposure under these guarantees. At June 30, 2002, the amount of this indemnity was approximately $7,700,000. The amount of this indemnity declines over time as the Company’s risk diminishes.

During fiscal year 2002, the Company entered into a contract under which it is obligated to spend approximately $26,000,000 in advertising over a five-year period. At June 30, 2002, the remaining commitment under this contract was approximately $20,500,000.

INTERTAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Apart from the matters described above and in Notes 2 and 10, there are no pending legal proceedings or claims other than non-material routine litigation incidental to the Company’s business to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

Note 12    Financial Instruments

Other than debt instruments, management believes that the book value of the Company’s financial instruments recorded on the balance sheet approximates their estimated fair value based on their nature and generally short maturity; such instruments include cash and short-term investments, accounts receivable and obligation under capital leases—current portion. The Company had no long-term debt instruments outstanding at June 30, 2001. At June 30, 2002, the Company had long-term debt instruments outstanding in the amount of $384,000. The carrying value of these obligations approximated their fair value.

The Company enters into foreign exchange contracts to hedge against exchange rate fluctuations on certain debts, payables and open inventory purchase orders denominated in currencies other than the functional currency of the issuing entity. All foreign exchange contracts are written with major international financial institutions. Except for the opportunity cost of future currency values being more favorable than anticipated, the Company’s risk in those transactions is limited to the cost of replacing the contracts at current market rates in the event of non-performance by the counterparties. The Company believes its risk of counterparty non-performance is remote, and any losses incurred would not be material. At June 30, 2002 and 2001, the Company had approximately $2,000,000 and $1,000,000, respectively, of foreign exchange contracts outstanding with a market value of approximately $2,000,000 and $1,000,000, respectively. Maturity on these contracts outstanding at June 30, 2002 was less than 30 days from fiscal year-end. These contracts were designated as hedges against known future commitments.

Note 13    Employee Benefit Plans

The Company’s existing Stock Purchase Plan was available to most employees. Each participant may contribute from 1% to 10% of annual compensation. The Company matches from 40% to 80% of the employee’s contribution depending on the length of the employee’s participation in the program. Shares are provided to the plan either by periodic purchases on the open market or by the Company issuing new shares. Membership in this plan was frozen effective June 30, 2002. Existing members were grandfathered.

Under the InterTAN Canada Ltd. Employee Savings Plan (the “Savings Plan”), a participating employee may contribute 5% of annual compensation into the plan. The Company matches 80% of the employee’s contribution. An employee may also elect to contribute an additional 5% of annual compensation to the plan, which is not matched by the employer. The Company’s contributions are fully vested at the end of each calendar quarter. An Administrative Committee appointed by the Company’s Board of Directors directs the investment of the plan’s assets, a significant portion of which are invested in InterTAN, Inc. common stock. The Savings Plan was terminated effective June 30, 2002. Plan assets will be distributed to members during the first quarter of fiscal year 2003.

The InterTAN, Inc. Group Registered Retirement Savings Plan is available to all employees of InterTAN, Inc. who have completed at least 60 days of service. Eligible employees may contribute up to 4% of their salary to a maximum of one-half of the maximum annual contribution allowable under Canadian law (currently C$6,750 or approximately $4,500). The Company matches the employee’s contribution.

INTERTAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective July 1, 2002, the Company amended its Stock Purchase Plan. All employees who hold the position of manager or higher for a period of at least 18 months may now contribute up to 8% of annual compensation, which contribution is matched dollar for dollar by the Company. Shares of InterTAN, Inc. common stock are provided to the plan either by periodic purchases on the open market or by the Company issuing new shares.

Also effective July 1, 2002, the InterTAN Canada Group Registered Retirement Savings Plan was created. Full time and qualifying part time employees with at least 12 months service may join the plan and contribute up to 3% of annual compensation. Employee contributions are matched dollar for dollar by the Company. Both employee and employer contributions are invested in a broad range of investment options. After membership in the plan for 12 months, the employee may elect to contribute up to an additional 2% of compensation to the plan, which contribution is also matched dollar for dollar by the company. Such additional contributions will be invested in a unitized stock fund investing in InterTAN, Inc. common stock. Any member of the existing Stock Purchase Plan who joins the Group Registered Retirement Savings Plan must withdraw from the Stock Purchase Plan, in which case the 12 month qualifying periods described above are waived.

The aggregate cost of these plans, included in other selling, general and administration expenses, was $1,337,000, $1,382,000, and $1,498,000 in 2002, 2001 and 2000, respectively.

Note 14    Stock Option Plans

In 1986 and 1996, the Company adopted employee stock option plans (the “1986 Stock Option Plan” and the “1996 Stock Option Plan”) under which the Organization and Compensation Committee of the Board of Directors may grant options to key management employees to purchase up to an aggregate of 1,200,000 and 2,250,000 shares, respectively, of the Company’s common stock. Incentive options granted under these plans are exercisable on a cumulative basis equal to one-third for each year outstanding; unless otherwise specified by the Committee, non-statutory options issued under the plans are exercisable on a cumulative basis equal to 20% for each year outstanding. Upon death or disability of an optionee, all options then held become immediately exercisable for one year, and upon retirement, at age 50 or older, the Committee may accelerate the dates at which the outstanding options may be exercised. Options under these plans generally expire ten years after the date of grant. The exercise price of the options granted is determined by the Committee, but cannot be less than 100% of the market price of the common stock at the date of grant.

At June 30, 2002, options to purchase 12,000 shares were outstanding under the 1986 Stock Option Plan. While options outstanding under this plan will remain in force until they are exercised, cancelled or expire, no further options may be granted. At June 30, 2002, options to purchase 806,496 shares were outstanding under the 1996 Stock Option Plan and 576,238 options were available for future grant. During fiscal year 2001, the Company accelerated the vesting of approximately 138,000 options held by senior employees of InterTAN Australia Ltd. and recorded compensation expense of $556,000.

In 1991, the Company adopted the Non-Employee Director Stock Option Plan (the “1991 Director Plan”) under which each non-employee director was granted an option, exercisable immediately, to purchase 37,500 shares of the Company’s common stock. Upon election, all new non-employee directors are granted an option to purchase 37,500 shares of the Company’s common stock. Options granted under the 1991 Director Plan are exercisable at a price equal to 100% of the market price of the common stock at the date of grant. The options generally expire ten years after the date of grant unless the optionee ceases to be a non-employee director, in which case the options expire one year after the date of cessation. Common stock issued under the 1991 Director Plan

INTERTAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cannot exceed 300,000 shares. At June 30, 2002, options to purchase 112,500 shares were outstanding under the 1991 Director Plan and 37,500 options were available for future grant.

In June, 1999, the Company adopted a plan which would grant additional options to purchase common stock to each non-employee director (such options are collectively referred to as “the 1999 Director Plan”). Under the 1999 Director Plan, each non-employee director was granted an option to purchase 30,000 shares of the Company’s common stock at an exercise price of $10.50 per share. Options granted under this plan are exercisable on a cumulative basis equal to one-fourth per year on the date fixed for the Company’s annual meeting of stockholders, commencing with the 1999 meeting which was held in November, 1999. At June 30, 2002 there were 180,000 options outstanding under the 1999 Director Plan. The options generally expire ten years after the date of grant unless the optionee ceases to be a non-employee director, in which case the options expire one year after the date of cessation. Under this plan, the Company will recognize total compensation expense of $910,000. Of this amount, $256,000, $227,000 and $370,000 was recognized during fiscal years 2002, 2001 and 2000, respectively. The balance will be recognized in fiscal year 2003. Approximately $102,000 of the fiscal year 2002 amount was included in the restructuring charge recorded during the first quarter.

In June, 1999, the Company granted a total of 56,250 shares of restricted stock awards to two executive officers and the managing directors of the Company’s Canadian and Australian subsidiaries. On the date of grant, the market value of these restricted stock awards totaled $590,625. These shares vest equally over a three-year period provided the Company’s consolidated operating income in a particular year increases by at least 15%. If operating income growth for a particular year is less than 15% but more than 10%, then one-fifth of the annual amount will vest for each percentage point of growth over 10%. If operating income growth for a year is less than 10%, the restricted stock for that year will not vest. However, if cumulative compounded annual consolidated operating income grows by 15% per annum over the three-year period, then any restricted stock not previously vested will vest in its entirety. Compensation expense of $220,000 relating to these restricted stock awards was recorded during fiscal year 2000. No compensation expense was recognized during fiscal years 2001 and 2002.

The Company has established an incentive stock award plan for approximately 700 store managers. Under this plan, managers who achieved certain profit improvement targets in their respective stores during fiscal years 2000 and 2001 each received up to 150 shares of the Company’s common stock. Compensation expense of $100,000 and $239,000 relating to this plan was recognized during fiscal years 2001 and 2000, respectively. No such plan was in effect during fiscal year 2002.

INTERTAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of transactions relating to the stock plans is summarized in the following tables:

Summary of Stock Option Transactions

	2002		2001		2000
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,532,445	$7.22	1,998,705	$6.74	1,985,024	$5.13
Granted	264,222	$8.11	33,498	$10.87	470,875	$11.09
Exercised	(598,420)	$6.08	(445,824)	$5.17	(449,549)	$4.14
Forfeited	(87,251)	$9.79	(53,934)	$8.78	(7,645)	$7.32

Outstanding at end of year	1,110,996	$7.84	1,532,445	$7.22	1,998,705	$6.74

Exercisable at end of year	789,891	$7.37	1,148,423	$6.46	1,089,080	$5.18

Weighted average fair value of options granted during the year[1]		$5.21		$6.73		$7.11

[1]	The fair value of each option granted for each year was estimated using the Black-Scholes option pricing model, as more fully described below.

Fixed Price Stock Options

Range of Exercise Prices	Options Outstanding at June 30, 2002	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Options Exercisable at June 30, 2002	Weighted Average Exercise Price
$2.48	37,500	5.00	$2.48	37,500	$2.48
$3.54–$3.96	285,500	5.77	$3.68	285,500	$3.68
$4.00–$5.42	62,250	2.84	$4.83	62,250	$4.83
$7.10–$8.95	215,622	9.22	$7.81	—	$—
$10.44–$11.95	510,124	5.93	$10.93	404,641	$10.81

	1,110,996	6.32	$7.84	789,891	$7.37

As discussed in Note 1, the Company measures the expense associated with stock-based compensation using the intrinsic value method. Accordingly, because the exercise price of the stock options granted is equal to the market price of the common stock on the date of grant, except for the 1999 Director Plan as noted above, no compensation expense has been recognized upon the grant of stock options during fiscal years 2002, 2001 and 2000. Had the Company adopted the fair value method of recognizing stock-based compensation, the estimated fair value of the options granted would have been amortized to compensation expense over the vesting period. Pro forma information is presented below as if the Company had adopted the fair value method.

INTERTAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2002		2001		2000
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
	(U.S. dollars in thousands, except per share amounts)
Net income	$13,568	$12,247	$23,527	$21,812	$25,120	$23,109
Basic net income per average common share	$0.54	$0.49	$0.84	$0.78	$0.85	$0.78
Diluted net income per average common share	$0.53	$0.48	$0.82	$0.76	$0.82	$0.76

For purposes of the pro forma information above, the fair value of each option granted for each year was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 2002, 2001 and 2000, respectively: expected volatility of 59.6%, 54.1% and 56.6%; risk free interest rates of 4.4%, 5.6% and 6.3%; and expected lives of seven years for all three years and expected dividend yields of nil percent for all three years.

The above pro forma information is not indicative of future amounts as the pro forma amounts do not include the impact of stock options granted prior to fiscal year 1996 and additional awards are anticipated in the future.

Note 15    Preferred Stock Purchase Rights

Effective September 20, 1999, the Board of Directors adopted a shareholder rights plan. Pursuant to the terms of this new plan, the Company declared a dividend of one right (“Right”) on each share of Common Stock of the Company. Each Right entitles the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, no par value per share, of the Company at an exercise price of $56.67. The Rights are not currently exercisable and will become exercisable ten days after a person or group acquires beneficial ownership of 15% or more of the Company’s outstanding common stock or announces a tender offer or exchange offer the consummation of which would result in beneficial ownership by a person or group of 15% or more of the outstanding common stock. The Rights are subject to redemption by the Company for $0.01 per Right at any time prior to the tenth day after the first public announcement of the acquisition by a person or group of beneficial ownership of 15% or more of the Company’s common stock. In addition, the Board of Directors is authorized to amend the Rights plan at any time before the Rights become exercisable.

If a person or group acquires beneficial ownership of 15% or more of the Company’s Common Stock and the Rights are then exercisable, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right’s then current exercise price, a number of the Company’s shares of Common Stock having a market value of twice such price. In addition, if InterTAN is acquired in a merger or other business combination transaction after a person has acquired beneficial ownership of 15% or more of the Company’s Common Stock and the Rights are then exercisable, each Right will entitle its holder to purchase, at the Right’s then current exercise price, a number of the acquiring company’s shares of common stock having a market value of twice such price. Following the acquisition by a person or group of beneficial ownership of 15% or more of the Company’s Common Stock and prior to an acquisition of beneficial ownership of 50% or more of the Company’s Common Stock, the Board of Directors may exchange the Rights (other than Rights owned by such person or group, which will have become null and non-transferrable), in whole or in part, at an exchange ratio of

INTERTAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

one share of Common Stock (or one one-hundredth of a share of Preferred Stock) per Right. The Rights under this plan will expire on September 20, 2009.

Note 16    Battery Plus Acquisition

In April 2002, the Company completed the acquisition of selected assets of Battery Plus, a retailer of batteries and specialty consumer electronic products, including 42 retail locations. The costs of the assets acquired was approximately $3,000,000, which included inventory valued at approximately $1,800,000. This acquisition did not have a material effect on the Company’s financial position, results of operations or cash flows.

Note 17    Segment Reporting Disclosures

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

Summarized in the table below are the net sales and operating revenues, depreciation and amortization, operating income (loss), assets and capital expenditures for the Company’s reportable segments for the fiscal years ended June 30, 2002, 2001 and 2000:

INTERTAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
	Year Ended June 30
	2002		2001		2000
	(US dollars, in thousands)
Net sales and operating revenues:
Canada	$393,809		$382,353		$364,163
Australia	—		86,403	[3]	120,055

	$393,809		$468,756		$484,218

Depreciation and amortization:
Canada	$5,674		$5,029		$4,468
Australia	—		1,246	[3]	1,445
Corporate Headquarters	—	[1]	82		90

	$5,674		$6,357		$6,003

Operating income (loss):
Canada	$24,660	[2]	$41,503		$42,526
Australia	—		4,087	[3]	6,778
Corporate Headquarters expenses	—	[1]	(4,173)		(5,299)

Operating income	24,660		41,417		44,005
Foreign currency transaction gains (losses)	41		(353)		(209)
Interest income	1,444		1,737		2,418
Interest expense	(403)		(873)		(587)

Income before income taxes	$25,742		$41,928		$45,627

Assets:
Canada	$145,102		$163,016		$155,071
Australia	—		—	[3]	50,245
Corporate Headquarters	—	[1]	52,514		2,760

	$145,102		$215,530		$208,076

Capital expenditures:
Canada	$14,550		$10,258		$6,833
Australia	—		2,626	[3]	2,821
Corporate Headquarters	—	[1]	7		37

	$14,550		$12,891		$9,691

[1]	During fiscal year 2002, the Company’s former Corporate Headquarters unit was integrated with its Canadian subsidiary.
[2]	Includes a charge of $217,000 relating to one of the Company’s divested operations.
[3]
The Company sold its Australian subsidiary as of April 30, 2001 and recognized a gain of $4,101,000. Accordingly, the Company’s 2001 results in Australia reflect ten months of operation and the gain on sale.

INTERTAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18    Quarterly Data (Unaudited)

	Quarter ended September 30
	2001[1]	2000
	(In thousands, in U.S. dollars, except per share data)
Net sales and operating revenues	$90,365	$119,951
Other income (expense)	11	59

	90,376	120,010

Operating costs and expenses:
Cost of products sold	54,862	72,202
Selling, general and administrative expenses	28,212	36,879
Depreciation and amortization	1,349	1,592
(Gain) loss on disposal of Australian subsidiary	—	—
Restructuring charges	2,703	—

	87,126	110,673

Operating income (loss)	3,250	9,337
Foreign currency transaction (gains) losses	139	(126)
Interest income	726	434
Interest expense	(104)	(124)

Income (loss) before income taxes	4,011	9,521
Provision for (recovery of) income taxes	2,155	4,196

Net income (loss)	$1,856	$5,325

Basic net income (loss) per average common share	$0.07	$0.19
Diluted net income (loss) per average common share	$0.07	$0.18

Average common shares outstanding	27,835	28,032
Average common shares outstanding assuming dilution	28,308	28,950

INTERTAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
	Quarter ended December 31		Quarter ended March 31		Quarter ended June 30
	2001	2000	2002[1]	2001	2002	2001
	(In thousands, in U.S. dollars, except per share data)
Net sales and operating revenues	$135,831	$164,050	$82,678	$103,526	$84,935	$81,229
Other income (expense)	(13)	32	1	18	(6)	29

	135,818	164,082	82,679	103,544	84,929	81,258
Operating costs and expenses:
Cost of products sold	82,894	99,899	49,662	60,646	55,963	48,206
Selling, general and administrative expenses	32,715	44,036	27,063	34,848	28,968	28,505
Depreciation and amortization	1,395	1,629	1,388	1,661	1,542	1,475
(Gain) loss on disposal of Australian subsidiary	—	—	—	—	217	(4,101)
Restructuring charges	—	—	—	—	209	—

	117,004	145,564	78,113	97,155	86,899	74,085

Operating income (loss)	18,814	18,518	4,566	6,389	(1,970)	7,173
Foreign currency transaction (gains) losses	156	(126)	(33)	(16)	(221)	(85)
Interest income	309	195	266	288	143	820
Interest expense	(96)	(527)	(102)	(80)	(101)	(142)

Income (loss) before income taxes	19,183	18,060	4,697	6,581	(2,149)	7,766
Provision for (recovery of) income taxes	8,325	7,896	2,294	3,176	(600)	3,133

Net income (loss)	$10,858	$10,164	$2,403	$3,405	$(1,549)	$4,633

Basic net income (loss) per average common share	$0.42	$0.37	$0.10	$0.12	$(0.07)	$0.17
Diluted net income (loss) per average common share	$0.42	$0.36	$0.10	$0.12	$(0.07)	$0.16

Average common shares outstanding	25,651	27,744	24,175	27,939	22,876	28,033
Average common shares outstanding assuming dilution	26,097	28,403	24,670	28,559	22,876	28,742

[1]	As restated on Forms 10QA dated September 18, 2002.

Item 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been no change in independent accountants and no disagreement with any independent accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during the period since the end of fiscal year 2001.

PART III

Item 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information called for by this Item with respect to directors and executive officers has been omitted pursuant to General Instruction G(3) to Form 10-K. This information is incorporated by reference from the 2002 definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 11	EXECUTIVE COMPENSATION.

The information called for by this Item with respect to executive compensation has been omitted pursuant to General Instruction G (3) to Form 10-K. The information is incorporated herein by reference from the 2002 definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 403 of Regulation S-K with respect to security ownership of certain beneficial owners and management has been omitted pursuant to General Instruction G(3) to Form 10-K. This information is incorporated by reference from the 2002 definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A.

The information required by Item 201(d) of Regulation S- K regarding the Company’s equity compensation plans is set out in the table below. All such plans have received shareholder approval.

	Number of Securities to be Issued on Exercise	Weighted Average Exercise Price of Outstanding Options	Number of Securities Available for Future Issuance
Equity compensation plans approved by security holders	1,110,996	$7.84	613,738

Item 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There was no information called for by this Item with respect to certain relationships and transactions with management and others.

PART IV

Item 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	Documents filed as part of this report:

(1)	Financial Statement Schedules:

Financial Statement Schedule II is filed herewith.

All other financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

3(b)	Bylaws (Filed as Exhibit 3(b) to InterTAN’s Registration Statement on Form 10 and incorporated herein by reference).

3(b)(i)	Amendments to Bylaws through August 3, 1990 (Filed as Exhibit 3(b)(i) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1990 and incorporated herein by reference).

3(b)(ii)	Amendments to Bylaws through May 15, 1995 (Filed as Exhibit 3(b)(ii) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

3(b)(iii)	Amended and Restated Bylaws (Filed as Exhibit 3(b)(iii) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1996 and incorporated herein by reference).

4(a)	Articles Fifth and Tenth of the Restated Certificate of Incorporation (included in Exhibit 3(a)).

4	(b)
Amended and Restated Rights Agreement between InterTAN, Inc. and The First National Bank of Boston (Filed as Exhibit 4(b) to InterTAN’s Report on Form 8-K dated September 25, 1989 and incorporated herein by reference).

4	(c)	Rights Agreement between InterTAN, Inc. and Bank Boston, N.A. (filed as Exhibit 4 to InterTAN, Inc.’s Form 8-A filed on September 17, 1999 and incorporated herein by reference).

10	(a)
InterTAN, Inc. Restated 1986 Stock Option Plan (as amended as of February 22, 1994 and April 18, 1995) (Filed as exhibit 10(a) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

10	(b)
InterTAN, Inc. Restated 1991 Non-Employee Director.Stock Option Plan (as amended through February 21, 1994) (Filed as Exhibit 10(b) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

10	(c)
Retirement Agreement dated March 3, 1997 between InterTAN, Inc. and James Michael Wood (Filed as Exhibit 10(c) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 1997 and incorporated herein by reference).

10	(d)
Employment Agreement between InterTAN, Inc. and James T. Nichols dated January 1, 1995 (Filed as Exhibit 10(ii) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 1995 and incorporated herein by reference).

10	(d)(i)
First Amendment to Employment Agreement dated July 1,1998 between InterTAN, Inc. and James T. Nichols (Filed as Exhibit10(a) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 1998 and incorporated herein by reference).

10	(d)(ii)
Letter Agreement dated July 1, 1998 between InterTAN, Inc. and James T. Nichols amending prior stock option agreements. (Filed as Exhibit 10(b) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 1998 and incorporated herein by reference).

10	(e)
Employment Agreement dated June 10, 1999 between InterTAN, Inc. and Brian E. Levy superceding prior Employment Agreement dated November 29, 1997 between same parties (Filed as Exhibit 10(e)(i) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1999 and incorporated herein by reference).

10	(e)(i)
Letter Agreement between InterTAN, Inc. and Brian E. Levy dated February 19, 2001 clarifying and amending employment letter dated June 10, 1999 between same parties. (Filed as Exhibit 10(a) to InterTAN’s

Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

10	(f)
Employment Agreement between InterTAN, Inc. and James G. Gingerich dated March 1, 1995 (Filed as Exhibit 10(v) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 1995 and incorporated herein by reference).

10	(f)(i)
Amendment to Employment Letter Agreement between InterTAN, Inc. and James G. Gingerich dated February 15, 2000 (Filed on Exhibit 10(b) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 2000 and incorporated herein by reference).

10	(f)(ii)
Letter Agreement between InterTAN, Inc. and James G. Gingerich dated February 19, 2001 clarifying and amending letter agreement dated February 15, 2000 between same parties. (Filed as Exhibit 10(b) to InterTAN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

10	(f)(iii)
Retirement Letter Agreement between James G. Gingerich and InterTAN, Inc. dated September 25, 2001. (Filed as Exhibit 10(b) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 2001 and incorporated herein by reference).

10	(g)
Employment Agreement between InterTAN, Inc. and Douglas C. Saunders dated March 10, 1995 (Filed as.Exhibit 10(vi) to InterTAN’s Quarterly Report on Form.10-Q for quarter ended March 31, 1995 and incorporated herein by reference).

10	(g)(i)
Amendment to Employment Letter Agreement between InterTAN, Inc. and Douglas C. Saunders dated February 15, 2000 (Filed as Exhibit 10(c) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 2000 and incorporated herein by reference).

10	(g)(ii)
Letter from InterTAN, Inc. to Douglas C. Saunders dated February 19, 2001 clarifying letter agreement dated February 15, 2000 between same parties. (Filed as Exhibit 10(c) to InterTAN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

10	(g)(iii)
Termination of Employment Letter Agreement between Douglas C. Saunders and InterTAN, Inc. dated September 25, 2001. (Filed as Exhibit 10(f) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 and incorporated herein by reference).

10	(g)(iv)
Retirement Letter Agreement between Douglas C. Saunders and InterTAN, Inc. dated September 25, 2001. (Filed as Exhibit 10(g) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 and incorporated herein by reference).

10	(h)
Amended and Restated License Agreement between Tandy Corporation and InterTAN Australia Ltd. dated as of January 25, 1999 (Filed as Exhibit 10(c) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 1999 and incorporated herein by reference).

10	(h)(i)
First Amendment to Amended and Restated License Agreement (Australia and New Zealand) between RadioShack Corporation (formerly Tandy Corporation) and InterTAN Australia Ltd. dated as of June 1, 2000. (Filed as Exhibit 10(o)(vii) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 2000 and incorporated herein by reference).

10	(h)(ii)
Second Amendment to Amended and Restated License Agreement (Australia and New Zealand) between RadioShack Corporation and InterTAN Australia Ltd., dated as of November 9, 2000. (Filed as Exhibit 10(c) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 2000 and incorporated herein by reference).

10	(i)
Loan Agreement dated to be effective December 22, 1997 among InterTAN, Inc., InterTAN Canada Ltd., InterTAN U.K. Limited, Bank of America Canada, Bank of America N.T. & S.A. (London England Branch Office) and certain other Lenders as identified therein (Filed as Exhibit 10(c) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 1997 and incorporated herein by reference).

10	(i)(i)
Form of Rectification and Amendment No.1 to Loan Agreement dated to be effective February 24, 1998 (Filed as Exhibit 10(a) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 1998 and incorporated herein by reference).

10	(i)(ii)
Second Amendment to Loan Agreement dated as of January,1999 among InterTAN, Inc. InterTAN Canada Ltd., InterTAN UK Ltd., Bank America Canada, Bank America National Trust and Savings Association, Bankboston Retail Finance Inc., Congress Financial Corporation, Bank Boston, NA and Burdale Financial Limited. (Filed as Exhibit 10(b) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 1999 and incorporated herein by reference).

10	(i)(iii)
Third Amendment to Loan Agreement dated as of April, 1999 among InterTAN, Inc. InterTAN Canada Ltd., InterTAN UK Ltd., Bank America Canada, Bank America National Trust and Savings Association, Bankboston Retail Finance Inc. and Congress Financial Corporation. (Filed as Exhibit 10(p)(iii) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1999 and incorporated herein by reference).

10	(i)(iv)
Fourth Amendment to Loan Agreement between InterTAN Canada Ltd., Bank of America Canada, Bankboston Retail Finance Inc. and Congress Financial Corporation dated as of October 1, 1999 (Filed as Exhibit 10(e) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 1999 and incorporated herein by reference).

10	(i)(v)
Fifth Amendment to Loan Agreement between InterTAN Canada Ltd., Bank of America Canada, Bankboston Retail Finance Inc. and Congress Financial Corporation dated as of October 1, 1999 (Filed as Exhibit 10(f) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 1999 and incorporated herein by reference).

10	(i)(vi)
Assignment and Assumption Agreement between Bank of America Canada, Bankboston Retail Finance Inc. and InterTAN Canada Ltd. dated October 28, 1999 (Filed as Exhibit 10(g) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 1999 and incorporated herein by reference).

10	(i)(vii)
Assignment and Assumption Agreement between Bank of America Canada, Congress Financial Corporation and InterTAN Canada Ltd. dated October 28, 1999 (Filed as Exhibit 10(h) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 1999 and incorporated herein by reference).

10	(i)(viii)
Sixth Agreement to Loan Agreement between InterTAN Canada Ltd., InterTAN, Inc. and Bank of America Canada dated as of December 14, 2000. (Filed as Exhibit 10(d) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 2000 and incorporated herein by reference).

10	(i)(ix)
Seventh Amendment to Loan Agreement between InterTAN Canada Ltd., InterTAN, Inc. and Bank of America Canada dated as of March 21, 2001. (Filed as Exhibit 10(e) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 2001 and incorporated herein by reference).

10	(i)(x)
Eighth Amendment to Loan Agreement between InterTAN Canada Ltd., InterTAN, Inc. and Bank of America Canada dated as of May 4, 2001. (Filed as Exhibit 10(i) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 2001 and incorporated herein by reference).

10	(i)(xi)
Ninth Amendment to Loan Agreement between InterTAN Canada Ltd., InterTAN, Inc. and Bank America Canada dated as of November 15, 2001. (Filed as Exhibit 10(a) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 2001 and incorporated herein by reference).

10	(j)
InterTAN, Inc. 1996 Stock Option Plan and Forms of Stock Option Agreement (Filed as Exhibits 4.6 and 4.7, respectively, to InterTAN’s Registration Statement on Form S-8, SEC file number 333-16105, filed on November 14, 1996 and incorporated herein by reference).

10	(k)
Employment Agreement between InterTAN, Inc. and Jeffrey A. Losch dated February 23, 1999 (Filed as Exhibit 10(d) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 1999 and incorporated herein by reference).

10	(k)(i)	Amendment to Employment Letter Agreement between InterTAN, Inc. and Jeffrey A. Losch dated February 15, 2000 (Filed as Exhibit 10(d) to

InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 2000 and incorporated herein by reference).

10	(k)(ii)
Letter from InterTAN, Inc. to Jeffrey A. Losch dated February 19, 2001 clarifying letter agreement dated February 15, 2000 between same parties. (Filed as Exhibit 10(d) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 1999 and incorporated herein by reference).

10	(k)(iii)
Employment Agreement between Jeffrey A. Losch and InterTAN, Inc. dated September 11, 2001. (Filed as Exhibit 10(c) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 and incorporated herein by reference).

10	(l)
Deed of Indemnity between InterTAN, Inc., Tandy Corporation, InterTAN Canada Ltd., The Carphone Warehouse Limited and Worldwide Telecommunications Ltd. dated January 23, 1999. (Filed as Exhibit No. 10.1 to InterTAN’s Current Report on Form 8-K dated January 25, 1999 and incorporated herein by reference).

10	(m)
Tax Deed between InterTAN, Inc. and Beheer-En Belggingsmaatschappij Antika B.V. dated January 23, 1999. (Filed as Exhibit No. 10.2 to InterTAN’s Current Report on Form 8-K dated January 25, 1999 and incorporated herein by reference).

10	(n)
Correspondence dated June 9, 1999 from InterTAN, Inc. addressed to Brian E. Levy in respect of a grant of restricted stock (Filed as Exhibit 10(x) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1999 and incorporated herein by reference).

10	(n)(i)
Restricted Stock Unit Agreement between InterTAN, Inc. and Brian E. Levy made as of October 4, 2000. (Filed as Exhibit 10(a) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 2000 and incorporated herein by reference).

10	(o)
Correspondence dated June 9, 1999 from InterTAN, Inc. addressed to James G. Gingerich in respect of a grant of restricted stock (Filed as Exhibit 10(y) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1999 and incorporated herein by reference).

10	(o)(i)
Restricted Stock Unit Agreement between InterTAN, Inc. and James G. Gingerich made as of October 4, 2000. (Filed as Exhibit 10(b) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 2000 and incorporated herein by reference).

10	(p)
Form of Agreement that evidences the InterTAN, Inc. Plan for 1999 Non-Employee Director Non-Qualified Stock Options (Filed as Exhibit 10(d) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 1999 and incorporated herein by reference).

10	(q)
Composite copy of InterTAN Inc.’s Deferred Compensation Plan reflecting amendments thereto authorized by the Board of Directors of InterTAN, Inc. on November 9, 2001. (Filed as Exhibit 10(c) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 2001 and incorporated herein by reference).

10	(q)(i)
Plan Agreement in respect of Deferred Compensation Plan between InterTAN, Inc. and Jeffrey A. Losch dated February 18, 2000 (Filed as Exhibit 10(e) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 1999 and incorporated herein by reference).

10	(q)(ii)
Addendum No. 1 to Deferred Compensation Plan Agreement between Jeffrey A. Losch and InterTAN, Inc. dated September 13, 2000. (Filed as Exhibit 10(d) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2000 and incorporated herein by reference).

10	(q)(iii)
Addendum No. 2 to Deferred Compensation Plan Agreement between Jeffrey A. Losch and InterTAN, Inc. dated November 1, 2001. (Filed as Exhibit 10(d) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 2001 and incorporated herein by reference).

10	(q)(iv)
Addendum No. 1 to Deferred Compensation Plan Agreement between Brian E. Levy and InterTAN, Inc. dated September 13, 2000. (Filed as Exhibit 10(a) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2000 and incorporated herein by reference).

10	(q)(v)
Plan Agreement in respect of Deferred Compensation Plan between InterTAN, Inc. and Heinz Stier dated November 1, 2001. (Filed as Exhibit 10(e) to InterTAN’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference).

10	(q)(vi)
Plan Agreement in respect of Deferred Compensation Plan between InterTAN, Inc. and James P. Maddox dated January 7, 2002. (Filed as Exhibit 10(f) to InterTAN’s Quarterly Report for the quarter ended December 31, 2001 and incorporated herein by reference).

10	(r)
Form of Indemnification Agreement entered into between InterTAN, Inc. and each individual director and executive officer of InterTAN, Inc. dated as of June 7, 2000. (Filed as Exhibit 10(cc) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 2000 and incorporated herein by reference).

10	(r)(i)
Indemnification Agreement between InterTAN, Inc. and James P. Maddox dated as of February 21, 2002. (Filed as Exhibit 10(a) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 2002 and incorporated herein by reference).

10	(r)(ii)	Indemnification Agreement between InterTAN, Inc. and Heinz Stier dated as of February 21, 2002. (Filed as Exhibit 10(b) to InterTAN’s Quarterly Report

on Form 10-Q for quarter ended March 31, 2002 and incorporated herein by reference).

10	(s)
Letter Agreement between InterTAN, Inc. and RadioShack Corporation dated April 6, 2001. (Filed as Exhibit 10(f) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 2001 and incorporated herein by reference).

10	(t)
Termination Agreement among InterTAN Australia Ltd., RadioShack Corporation, InterTAN, Inc., InterTAN Canada Limited, RadioShack International Procurement Limited Partnership and Technotron Sales Corp. Pty. Limited dated April 10, 2001. (Filed as Exhibit 10(g) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 2001 and incorporated herein by reference).

10	(u)
Share Acquisition Agreement among InterTAN, Inc., InterTAN Canada Ltd. and Dick Smith Electronics Holdings Pty. Ltd. dated April 10, 2001. (Filed as Exhibit 10(h) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 2001 and incorporated herein by reference).

10	(v)
Second Amended and Restated License Agreement (Canada) between TRS Quality, Inc. and InterTAN Canada Ltd. dated as of May 1, 2001. (Filed as Exhibit 10(v) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 2001 and incorporated herein by reference).

10	(v)(i)
First Amendment to Second Amended and Restated License Agreement (Canada) between TRS Quality, Inc. and InterTAN Canada Ltd. dated as of August 31, 2001. (Filed as Exhibit 10(a) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 and incorporated herein by reference).

10	(w)
Second Amended and Restated Merchandise Agreement among InterTAN, Inc., InterTAN Canada Ltd., RadioShack Corporation and RadioShack International Procurement Limited Partnership dated as of May 1, 2001. (Filed as Exhibit 10(w) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 2001 and incorporated herein by reference).

10	(x)
Third Amendment and Restated Advertising Agreement among InterTAN, Inc. and InterTAN Canada Ltd., RadioShack Corporation and TRS Quality, Inc. dated as of September 15, 2001. (Filed as Exhibit 10(b) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 and incorporated herein by reference).

10	(y)
Amended and Restated Mall Stores Operating and Marketing Agreement among Rogers Wireless Inc., Rogers Wireless Communications Inc., InterTAN Canada Ltd. and InterTAN, Inc. dated as of June 21, 2001. (Filed as Exhibit 10(y) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 2001 and incorporated herein by reference).

10	(z)
Employment Agreement between James P. Maddox and InterTAN, Inc. dated September 10, 2001. (Filed as Exhibit 10(d) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 and incorporated herein by reference).

10	(aa)
Employment Agreement between Heinz Stier and InterTAN, Inc. dated September 10, 2001. (Filed as Exhibit 10(e) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 and incorporated herein by reference).

10	(bb)
Employment Agreement between InterTAN, Inc. and Michael D. Flink dated March 21, 2002. (Filed as Exhibit 10(c) to InterTAN’s Quarterly Report on form 10-Q for quarter ended March 31, 2002 and incorporated herein by reference).

*10	(cc)	Indemnification Agreement between InterTAN, Inc. and Michael D. Flink dated May 3, 2002.

*10	(dd)	Plan Agreement in respect of Deferred Compensation Plan between InterTAN, Inc. and Michael D. Flink dated May 6, 2002.

*10	(ee)	Amended and Restated Stock Program of InterTAN, Inc. dated as of July 1, 2002.

*10	(ff)	Retirement Letter Agreement between Heinz Stier and InterTAN, Inc. dated July 22, 2002.

21		Subsidiaries of InterTAN, Inc. . (Filed as Exhibit 21 to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 2001 and incorporated herein by reference).

*23		Consent of Independent Accountants.

*99	(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pusuant to section 906 of the Sarbanes-Oxley Act of 2002.

*99	(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pusuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(b)	Reports on Form 8K:

A Report on Form 8-K was filed on May 7, 2002 to report that on May 7, 2002 the Board of Directors had authorized management, subject to market conditions, to repurchase up to 1,200,000 shares of the Company’s common stock. A Report on Form 8-K was also filed on June 27, 2002 to report that on June 21, 2002 the Board of Directors had authorized management, subject to market conditions, to repurchase up to an additional 1,200,000 shares of the Company’s common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERTAN, INC.

September 26, 2002	/S/ BRIAN E. LEVY
Brian E. Levy,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 26th day of September, 2001 by the following persons on behalf of InterTAN, Inc. and in the capacities indicated.

Signature	Title
/S/ JAMES P. MADDOX James P. Maddox	Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

/S/ RON G. STEGALL Ron. G. Stegall	Director and Chairman of the Board

/S/ WILLIAM C. BOUSQUETTE William C. Bousquette	Director

/S/ W. DARCY MCKEOUGH W. Darcy McKeough	Director

/S/ JAMES T. NICHOLS James T. Nichols	Director and Vice Chairman of the Board

/S/ BRIAN E. LEVY Brian E. Levy	Director and President and Chief Executive Officer

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

In connection with this Annual Report of InterTAN, Inc. on Form 10K for the fiscal year ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof, I Brian E. Levy, President and Chief Executive Officer of the Company, certify pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

(1)	I have reviewed this Annual Report on Form 10K of InterTAN, Inc.;

(2)
Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and,

(3)
Based on my knowledge, the financial statements, and other information contained in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

/S/ BRIAN E. LEVY
Brian E. Levy President and Chief Executive Officer

September	26, 2002

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

In connection with this Annual Report of InterTAN, Inc. on Form 10K for the fiscal year ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof, I James P. Maddox, Vice President and Chief Financial Officer of the Company, certify pursuant to 302 of the Sarbanes-Oxley Act of 2002, that:

(1)	I have reviewed this Annual Report on Form 10K of InterTAN, Inc.;

(2)
Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and,

(3)
Based on my knowledge, the financial statements, and other information contained in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

/S/ JAMES P. MADDOX
James P. Maddox Vice President and Chief Financial Officer

September 26, 2002

Report of Independent Accountants on
Financial Statement Schedules

To the Board of Directors of
InterTAN, Inc.

Our audits of the consolidated financial statements referred to in our report dated August 26, 2002 appearing in the 2002 Annual Report to Shareholders of InterTAN, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(1) of this Form 10-K. In our opinion, this financial statement schedule present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/    PricewaterhouseCoopers LLP

Toronto, Canada
August 26, 2002

Schedule II

InterTAN, Inc.
Valuation and Qualifying Accounts and Reserves

	2002	2001	2000
	(In thousands)
Allowance for Doubtful Accounts
Balance, beginning of year	$41	$205	$680
Additions charged to profit and loss	—	—	70
Accounts receivable charged off, net of recoveries	(15)	—	(545)
Adjustment on disposal of Australian subsidiary	—	(164)	—

Balance, end of year	$26	$41	$205

Corporate Headquarters/Merchandising Restructuring Reserve
Balance, beginning of year	$—	$—	$—
Additions charged to profit and loss	2,912	—	—
Payments	(1,145)	—	—

Balance, end of year	$1,767	$—	$—

United Kingdom Business Restructuring Reserve
Balance, beginning of year	$—	$—	$9,416
Credited to cost and expense	—	—	—
Payments and other dispositions, net	—	—	(3,404)
Adjustment on disposal of United Kingdom subsidiary	—	—	(6,012)

Balance, end of year	$—	$—	$—

Deferred Tax Valuation Allowance
Balance, beginning of year	$25,459	$28,899	$7,891
Additions to valuation allowance	582	457	21,259
Adjustments to valuation allowance	1,579	3,636	(222)
Utilization of deferred tax assets	(1,641)	(7,388)	—
Foreign exchange rate effects	(7)	(145)	(29)

Balance, end of year	$25,972	$25,459	$28,899

InterTAN, Inc.
Form 10-K
Year ended June 30, 2002

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

3(b)	Bylaws (Filed as Exhibit 3(b) to InterTAN’s Registration Statement on Form 10 and incorporated herein by reference).

3(b)(i)	Amendments to Bylaws through August 3, 1990 (Filed as Exhibit 3(b)(i) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1990 and incorporated herein by reference).

3(b)(ii)	Amendments to Bylaws through May 15, 1995 (Filed as Exhibit 3(b)(ii) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

3(b)(iii)	Amended and Restated Bylaws (Filed as Exhibit 3(b)(iii) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1996 and incorporated herein by reference).

4(a)	Articles Fifth and Tenth of the Restated Certificate of Incorporation (included in Exhibit 3(a)).

4(b)	Amended and Restated Rights Agreement between InterTAN, Inc. and The First National Bank of Boston

(Filed as Exhibit 4(b) to InterTAN’s Report on Form 8-K dated September 25, 1989 and incorporated herein by reference).

4	(c)	Rights Agreement between InterTAN, Inc. and Bank Boston, N.A. (filed as Exhibit 4 to InterTAN, Inc.’s Form 8-A filed on September 17, 1999 and incorporated herein by reference).

10	(a)
InterTAN, Inc. Restated 1986 Stock Option Plan (as amended as of February 22, 1994 and April 18, 1995) (Filed as exhibit 10(a) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

10	(b)
InterTAN, Inc. Restated 1991 Non-Employee Director.Stock Option Plan (as amended through February 21, 1994) (Filed as Exhibit 10(b) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

10	(c)
Retirement Agreement dated March 3, 1997 between InterTAN, Inc. and James Michael Wood (Filed as Exhibit 10(c) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 1997 and incorporated herein by reference).

10	(d)
Employment Agreement between InterTAN, Inc. and James T. Nichols dated January 1, 1995 (Filed as Exhibit 10(ii) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 1995 and incorporated herein by reference).

10	(d)(i)
First Amendment to Employment Agreement dated July 1,1998 between InterTAN, Inc. and James T. Nichols (Filed as Exhibit 10(a) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 1998 and incorporated herein by reference).

10	(d)(ii)
Letter Agreement dated July 1, 1998 between InterTAN, Inc. and James T. Nichols amending prior stock option agreements. (Filed as Exhibit 10(b) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 1998 and incorporated herein by reference).

10	(e)
Employment Agreement dated June 10, 1999 between InterTAN, Inc. and Brian E. Levy superceding prior Employment Agreement dated November 29, 1997 between same parties (Filed as Exhibit 10(e)(i) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1999 and incorporated herein by reference).

10	(e)(i)
Letter Agreement between InterTAN, Inc. and Brian E. Levy dated February 19, 2001 clarifying and amending employment letter dated June 10, 1999 between same parties. (Filed as Exhibit 10(a) to InterTAN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

10	(f)
Employment Agreement between InterTAN, Inc. and James G. Gingerich dated March 1, 1995 (Filed as Exhibit 10(v) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 1995 and incorporated herein by reference).

10	(f)(i)
Amendment to Employment Letter Agreement between InterTAN, Inc. and James G. Gingerich dated February 15, 2000 (Filed on Exhibit 10(b) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 2000 and incorporated herein by reference).

10	(f)(ii)
Letter Agreement between InterTAN, Inc. and James G. Gingerich dated February 19, 2001 clarifying and amending letter agreement dated February 15, 2000 between same parties. (Filed as Exhibit 10(b) to InterTAN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

10	(f)(iii)
Retirement Letter Agreement between James G. Gingerich and InterTAN, Inc. dated September 25, 2001. (Filed as Exhibit 10(b) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 2001 and incorporated herein by reference).

10	(g)
Employment Agreement between InterTAN, Inc. and Douglas C. Saunders dated March 10, 1995 (Filed as Exhibit 10(vi) to InterTAN’s Quarterly Report on Form.10-Q for quarter ended March 31, 1995 and incorporated herein by reference).

10	(g)(i)
Amendment to Employment Letter Agreement between InterTAN, Inc. and Douglas C. Saunders dated February 15, 2000 (Filed as Exhibit 10(c) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 2000 and incorporated herein by reference).

10	(g)(ii)
Letter from InterTAN, Inc. to Douglas C. Saunders dated February 19, 2001 clarifying letter agreement dated February 15, 2000 between same parties. (Filed as Exhibit 10(c) to InterTAN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

10	(g)(iii)
Termination of Employment Letter Agreement between Douglas C. Saunders and InterTAN, Inc. dated September 25, 2001. (Filed as Exhibit 10(f) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 and incorporated herein by reference).

10	(g)(iv)
Retirement Letter Agreement between Douglas C. Saunders and InterTAN, Inc. dated September 25, 2001. (Filed as Exhibit 10(g) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 and incorporated herein by reference).

10	(h)
Amended and Restated License Agreement between Tandy Corporation and InterTAN Australia Ltd. dated as of January 25, 1999 (Filed as Exhibit 10(c) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 1999 and incorporated herein by reference).

10	(h)(i)
First Amendment to Amended and Restated License Agreement (Australia and New Zealand) between RadioShack Corporation (formerly Tandy Corporation) and InterTAN Australia Ltd. dated as of June 1, 2000. (Filed as Exhibit 10(o)(vii) to

InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 2000 and incorporated herein by reference).

10	(h)(ii)
Second Amendment to Amended and Restated License Agreement (Australia and New Zealand) between RadioShack Corporation and InterTAN Australia Ltd., dated as of November 9, 2000. (Filed as Exhibit 10(c) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 2000 and incorporated herein by reference).

10	(i)
Loan Agreement dated to be effective December 22, 1997 among InterTAN, Inc., InterTAN Canada Ltd., InterTAN U.K. Limited, Bank of America Canada, Bank of America N.T. & S.A. (London England Branch Office) and certain other Lenders as identified therein (Filed as Exhibit 10(c) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 1997 and incorporated herein by reference).

10	(i)(i)
Form of Rectification and Amendment No.1 to Loan Agreement dated to be effective February 24, 1998 (Filed as Exhibit 10(a) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 1998 and incorporated herein by reference).

10	(i)(ii)
Second Amendment to Loan Agreement dated as of January,1999 among InterTAN, Inc. InterTAN Canada Ltd., InterTAN UK Ltd., Bank America Canada, Bank America National Trust and Savings Association, Bankboston Retail Finance Inc., Congress Financial Corporation, Bank Boston, NA and Burdale Financial Limited. (Filed as Exhibit 10(b) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 1999 and incorporated herein by reference).

10	(i)(iii)
Third Amendment to Loan Agreement dated as of April, 1999 among InterTAN, Inc. InterTAN Canada Ltd., InterTAN UK Ltd., Bank America Canada, Bank America National Trust and Savings Association, Bankboston Retail Finance Inc. and Congress Financial Corporation. (Filed as Exhibit 10(p)(iii) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1999 and incorporated herein by reference).

10	(i)(iv)
Fourth Amendment to Loan Agreement between InterTAN Canada Ltd., Bank of America Canada, Bankboston Retail Finance Inc. and Congress Financial Corporation dated as of October 1, 1999 (Filed as Exhibit 10(e) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 1999 and incorporated herein by reference).

10	(i)(v)
Fifth Amendment to Loan Agreement between InterTAN Canada Ltd., Bank of America Canada, Bankboston Retail Finance Inc. and Congress Financial Corporation dated as of October 1, 1999 (Filed as Exhibit 10(f) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 1999 and incorporated herein by reference).

10	(i)(vi)
Assignment and Assumption Agreement between Bank of America Canada, Bankboston Retail Finance Inc. and InterTAN Canada Ltd. dated October 28, 1999 (Filed as Exhibit 10(g) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 1999 and incorporated herein by reference).

10	(i)(vii)
Assignment and Assumption Agreement between Bank of America Canada, Congress Financial Corporation and InterTAN Canada Ltd. dated October 28, 1999 (Filed as Exhibit 10(h) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 1999 and incorporated herein by reference).

10	(i)(viii)
Sixth Agreement to Loan Agreement between InterTAN Canada Ltd., InterTAN, Inc. and Bank of America Canada dated as of December 14, 2000. (Filed as Exhibit 10(d) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 2000 and incorporated herein by reference).

10	(i)(ix)
Seventh Amendment to Loan Agreement between InterTAN Canada Ltd., InterTAN, Inc. and Bank of America Canada dated as of March 21, 2001. (Filed as Exhibit 10(e) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 2001 and incorporated herein by reference).

10	(i)(x)	Eighth Amendment to Loan Agreement between InterTAN Canada Ltd., InterTAN, Inc. and Bank of

America Canada dated as of May 4, 2001. (Filed as Exhibit 10(i) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 2001 and incorporated herein by reference).

10	(i)(xi)
Ninth Amendment to Loan Agreement between InterTAN Canada Ltd., InterTAN, Inc. and Bank America Canada dated as of November 15, 2001. (Filed as Exhibit 10(a) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 2001 and incorporated herein by reference).

10	(j)
InterTAN, Inc. 1996 Stock Option Plan and Forms of Stock Option Agreement (Filed as Exhibits 4.6 and 4.7, respectively, to InterTAN’s Registration Statement on Form S-8, SEC file number 333-16105, filed on November 14, 1996 and incorporated herein by reference).

10	(k)
Employment Agreement between InterTAN, Inc. and Jeffrey A. Losch dated February 23, 1999 (Filed as Exhibit 10(d) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 1999 and incorporated herein by reference).

10	(k)(i)
Amendment to Employment Letter Agreement between InterTAN, Inc. and Jeffrey A. Losch dated February 15, 2000 (Filed as Exhibit 10(d) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 2000 and incorporated herein by reference).

10	(k)(ii)
Letter from InterTAN, Inc. to Jeffrey A. Losch dated February 19, 2001 clarifying letter agreement dated February 15, 2000 between same parties. (Filed as Exhibit 10(d) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 1999 and incorporated herein by reference).

10	(k)(iii)
Employment Agreement between Jeffrey A. Losch and InterTAN, Inc. dated September 11, 2001. (Filed as Exhibit 10(c) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 and incorporated herein by reference).

10	(l)
Deed of Indemnity between InterTAN, Inc., Tandy Corporation, InterTAN Canada Ltd., The Carphone Warehouse Limited and Worldwide Telecommunications Ltd. dated January 23, 1999. (Filed as Exhibit No. 10.1 to InterTAN’s Current Report on Form 8-K dated January 25, 1999 and incorporated herein by reference).

10	(m)
Tax Deed between InterTAN, Inc. and Beheer-En Belggingsmaatschappij Antika B.V. dated January 23, 1999. (Filed as Exhibit No. 10.2 to InterTAN’s Current Report on Form 8-K dated January 25, 1999 and incorporated herein by reference).

10	(n)
Correspondence dated June 9, 1999 from InterTAN, Inc. addressed to Brian E. Levy in respect of a grant of restricted stock (Filed as Exhibit 10(x) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1999 and incorporated herein by reference).

10	(n)(i)
Restricted Stock Unit Agreement between InterTAN, Inc. and Brian E. Levy made as of October 4, 2000. (Filed as Exhibit 10(a) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 2000 and incorporated herein by reference).

10	(o)
Correspondence dated June 9, 1999 from InterTAN, Inc. addressed to James G. Gingerich in respect of a grant of restricted stock (Filed as Exhibit 10(y) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1999 and incorporated herein by reference).

10	(o)(i)
Restricted Stock Unit Agreement between InterTAN, Inc. and James G. Gingerich made as of October 4, 2000. (Filed as Exhibit 10(b) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 2000 and incorporated herein by reference).

10	(p)
Form of Agreement that evidences the InterTAN, Inc. Plan for 1999 Non-Employee Director Non-Qualified Stock Options (Filed as Exhibit 10(d) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended

December 31, 1999 and incorporated herein by reference).

10	(q)
Composite copy of InterTAN Inc.’s Deferred Compensation Plan reflecting amendments thereto authorized by the Board of Directors of InterTAN, Inc. on November 9, 2001. (Filed as Exhibit 10(c) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 2001 and incorporated herein by reference).

10	(q)(i)
Plan Agreement in respect of Deferred Compensation Plan between InterTAN, Inc. and Jeffrey A. Losch dated February 18, 2000 (Filed as Exhibit 10(e) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 1999 and incorporated herein by reference).

10	(q)(ii)
Addendum No. 1 to Deferred Compensation Plan Agreement between Jeffrey A. Losch and InterTAN, Inc. dated September 13, 2000. (Filed as Exhibit 10(d) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2000 and incorporated herein by reference).

10	(q)(iii)
Addendum No. 2 to Deferred Compensation Plan Agreement between Jeffrey A. Losch and InterTAN, Inc. dated November 1, 2001. (Filed as Exhibit 10(d) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 2001 and incorporated herein by reference).

10	(q)(iv)
Addendum No. 1 to Deferred Compensation Plan Agreement between Brian E. Levy and InterTAN, Inc. dated September 13, 2000. (Filed as Exhibit 10(a) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2000 and incorporated herein by reference).

10	(q)(v)
Plan Agreement in respect of Deferred Compensation Plan between InterTAN, Inc. and Heinz Stier dated November 1, 2001. (Filed as Exhibit 10(e) to InterTAN’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference).

10	(q)(vi)
Plan Agreement in respect of Deferred Compensation Plan between InterTAN, Inc. and James P. Maddox dated January 7, 2002. (Filed as Exhibit 10(f) to InterTAN’s Quarterly Report for the quarter ended December 31, 2001 and incorporated herein by reference).

10	(r)
Form of Indemnification Agreement entered into between InterTAN, Inc. and each individual director and executive officer of InterTAN, Inc. dated as of June 7, 2000. (Filed as Exhibit 10(cc) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 2000 and incorporated herein by reference).

10	(r)(i)
Indemnification Agreement between InterTAN, Inc. and James P. Maddox dated as of February 21, 2002. (Filed as Exhibit 10(a) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 2002 and incorporated herein by reference).

10	(r)(ii)
Indemnification Agreement between InterTAN, Inc. and Heinz Stier dated as of February 21, 2002. (Filed as Exhibit 10(b) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 2002 and incorporated herein by reference).

10	(s)
Letter Agreement between InterTAN, Inc. and RadioShack Corporation dated April 6, 2001. (Filed as Exhibit 10(f) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 2001 and incorporated herein by reference).

10	(t)
Termination Agreement among InterTAN Australia Ltd., RadioShack Corporation, InterTAN, Inc., InterTAN Canada Limited, RadioShack International Procurement Limited Partnership and Technotron Sales Corp. Pty. Limited dated April 10, 2001. (Filed as Exhibit 10(g) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 2001 and incorporated herein by reference).

10	(u)	Share Acquisition Agreement among InterTAN, Inc., InterTAN Canada Ltd. and Dick Smith Electronics Holdings Pty. Ltd. dated April 10, 2001. (Filed as Exhibit 10(h) to InterTAN’s Quarterly

Report on Form 10-Q for quarter ended March 31, 2001 and incorporated herein by reference).

10	(v)
Second Amended and Restated License Agreement (Canada) between TRS Quality, Inc. and InterTAN Canada Ltd. dated as of May 1, 2001. (Filed as Exhibit 10(v) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 2001 and incorporated herein by reference).

10	(v)(i)
First Amendment to Second Amended and Restated License Agreement (Canada) between TRS Quality, Inc. and InterTAN Canada Ltd. dated as of August 31, 2001. (Filed as Exhibit 10(a) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 and incorporated herein by reference).

10	(w)
Second Amended and Restated Merchandise Agreement among InterTAN, Inc., InterTAN Canada Ltd., RadioShack Corporation and RadioShack International Procurement Limited Partnership dated as of May 1, 2001. (Filed as Exhibit 10(w) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 2001 and incorporated herein by reference).

10	(x)
Third Amendment and Restated Advertising Agreement among InterTAN, Inc. and InterTAN Canada Ltd., RadioShack Corporation and TRS Quality, Inc. dated as of September 15, 2001. (Filed as Exhibit 10(b) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 and incorporated herein by reference).

10	(y)
Amended and Restated Mall Stores Operating and Marketing Agreement among Rogers Wireless Inc., Rogers Wireless Communications Inc., InterTAN Canada Ltd. and InterTAN, Inc. dated as of June 21, 2001. (Filed as Exhibit 10(y) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 2001 and incorporated herein by reference).

10	(z)
Employment Agreement between James P. Maddox and InterTAN, Inc. dated September 10, 2001. (Filed as Exhibit 10(d) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 and incorporated herein by reference).

10	(aa)
Employment Agreement between Heinz Stier and InterTAN, Inc. dated September 10, 2001. (Filed as Exhibit 10(e) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 and incorporated herein by reference).

10	(bb)
Employment Agreement between InterTAN, Inc. and Michael D. Flink dated March 21, 2002. (Filed as Exhibit 10(c) to InterTAN’s Quarterly Report on form 10-Q for quarter ended March 31, 2002 and incorporated herein by reference).

*10	(cc)	Indemnification Agreement between InterTAN, Inc. and Michael D. Flink dated May 3, 2002.

*10	(dd)	Plan Agreement in respect of Deferred Compensation Plan between InterTAN, Inc. and Michael D. Flink dated May 6, 2002.

*10	(ee)	Amended and Restated Stock Program of InterTAN, Inc. dated as of July 1, 2002.

*10	(ff)	Retirement Letter Agreement between Heinz Stier and InterTAN, Inc. dated July 22, 2002.

21		Subsidiaries of InterTAN, Inc.

*23		Consent of Independent Accountants.

*99	(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pusuant to section 906 of the Sarbanes-Oxley Act of 2002.

*99	(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pusuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith