Form 10-Q
period 2002-09-30
INTERTAN INC
filed 2002-11-12
CIK 803227

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

or

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

At October 31, 2002, 21,389,528 shares of the registrant’s common stock, par value $1.00 per share, were outstanding.

INTRODUCTORY NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this Report on form 10-Q constitute forward-looking statements that involve risks and uncertainties.  The forward-looking statements include statements regarding:

•	The resolution of the Company’s dispute with the purchaser of its former subsidiary in Australia.
•	The outcome of various Australian, Canadian and United States income tax issues and the timing of the payment of related tax liabilities.
•	The timing of the sell through of the Company’s clearance merchandise, including its impact on the gross margin percentage during the second quarter.
•	The benefits of the new pay plan for sales associates.
•	The adequacy of the Company’s liquidity and its short-term borrowing requirements.
•	The adequacy of the indemnity obtained from the purchaser of the Company’s former subsidiary in the United Kingdom.
•	Possible payments under indemnities provided to the purchaser of InterTAN Australia Ltd.
•	Forecasted capital expenditures for fiscal year 2003.
•	Estimates of cash required to fund the repurchase of common stock.

Important factors that could cause actual results to differ materially from those indicated in the forward-looking statements include, but are not limited to:

•	International political, military and economic conditions.
•	Interest and foreign exchange rate fluctuations.
•	Actions of United States and foreign taxing authorities, including computations of balances owing.
•	Changes in consumer demand and preference.
•	Consumer confidence.
•	Competitive environment, products and pricing.
•	Availability of products.
•	Inventory risks due to shifts in market conditions.
•	Dependence on manufacturers’ product development.
•	The regulatory and trade environment.
•	The value of the Company’s common stock and the general condition of the stock market.
•	Real estate market fluctuations and
•	Other risks indicated in InterTAN’s previously filed periodic reports with the Securities and Exchange Commission, including its Form 10-K for the 2002 fiscal year.

These risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

ITEM 1 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Operations
(U.S. dollars in thousands, except per share data)
(Unaudited)

	Three months ended September 30

	2002	2001

Net sales and operating revenues	$92,903	$90,365
Other income	11	11

	92,914	90,376
Operating costs and expenses:
Cost of products sold	57,734	54,862
Selling, general and administrative expenses	29,862	28,212
Depreciation and amortization	1,641	1,349
Restructuring charge	—	2,703

	89,237	87,126

Operating income	3,677	3,250
Foreign currency transaction gains	171	139
Interest income	96	726
Interest expense	(198)	(104)

Income before income taxes	3,746	4,011
Income taxes	1,722	2,155

Net income	$2,024	$1,856

Basic net income per average common share	$0.09	$0.07
Diluted net income per average common share	$0.09	$0.07

Average common shares outstanding	21,357	27,835
Average common shares outstanding assuming dilution	21,613	28,308

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets
(U.S. dollars in thousands, except share amounts)
(Unaudited)

	September 30 2002	June 30 2002	September 30 2001

Assets
Current Assets
Cash and short-term investments	$6,196	$14,699	$55,299
Accounts receivable, less allowance for doubtful accounts	19,874	12,903	21,390
Inventories	91,683	81,314	88,519
Other current assets	1,453	1,300	2,651
Deferred income taxes	1,312	1,374	2,196

Total current assets	120,518	111,590	170,055
Property and equipment, less accumulated depreciation and amortization	28,096	29,604	19,660
Other assets	289	328	13
Deferred income taxes	3,428	3,580	2,907

Total Assets	$152,331	$145,102	$192,635

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term bank borrowings	$6,301	$—	$—
Accounts payable	25,838	12,793	13,490
Accrued expenses	14,960	19,445	16,971
Income taxes payable	7,240	8,365	21,242
Obligation under capital leases - current portion	157	164	—
Deferred service contract revenue - current portion	6,037	6,226	5,418

Total current liabilities	60,533	46,993	57,121
Obligation under capital leases - non-current portion	336	384	—
Deferred service contract revenue - non current portion	4,787	4,975	4,490
Other liabilities	4,124	4,304	2,245

Total liabilities	69,780	56,656	63,856

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized, none issued or outstanding	—	—	—
Common stock, $1 par value, 40,000,000 shares authorized, 32,173,560, 32,091,097 and 31,495,255, respectively, issued	32,174	32,091	31,495
Additional paid-in capital	158,308	157,684	153,820
Common stock in treasury, at cost, 10,792,093, 10,337,243 and 5,010,168 shares, respectively	(116,485)	(111,527)	(51,079)
Retained earnings	29,344	27,320	15,608
Accumulated other comprehensive loss	(20,790)	(17,122)	(21,065)

Total stockholders’ equity	82,551	88,446	128,779

Commitments and contingencies (See Notes 7 and 8)
Total Liabilities and Stockholders’ Equity	$152,331	$145,102	$192,635

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Three months ended September 30

(U.S. dollars in thousands) (Unaudited)	2002	2001

Cash flows from operating activities:
Net income	$2,024	$1,856
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	1,641	1,349
Stock-based compensation	327	310
Other	11	17
Cash provided by (used in) assets and liabilities:
Accounts receivable	(7,551)	(9,416)
Inventories	(14,167)	(1,805)
Other current assets	(216)	(1,558)
Accounts payable	13,808	(5,854)
Accrued expenses	(3,953)	4,053
Income taxes payable	(797)	(2,738)
Deferred service contract revenue	121	(198)

Net cash used in operating activities	(8,752)	(13,984)

Cash flows from investing activities:
Additions to property and equipment	(1,291)	(2,216)
Proceeds from sales of property and equipment	51	107
Other investing activities	(107)	(32)

Net cash used in investing activities	(1,347)	(2,141)

Cash flows from financing activities:
Changes in short-term borrowings, net	6,393	—
Proceeds from issuance of common stock to employee plans	353	383
Proceeds from exercise of stock options	27	1,474
Repayment of obligation under capital lease	(31)	—
Purchase of treasury stock	(4,958)	(15,496)

Net cash provided by (used in) financing activities	1,784	(13,639)

Effect of exchange rate changes on cash	(188)	(1,170)

Net decrease in cash and short-term investments	(8,503)	(30,934)
Cash and short-term investments, beginning of year	14,699	86,233

Cash and short-term investments, end of year	$6,196	$55,299

Notes to Consolidated Financial Statements

Note 1       Basis of Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, “Interim Financial Statements”, and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  The financial statements have been prepared in conformity with accounting principles and practices (including consolidation practices) as reflected in InterTAN, Inc.’s (“InterTAN” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2002, and, in the opinion of the Company, include all adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2002 and 2001 and the results of its operations for the three months ended September 30, 2002 and 2001 and its cash flows for the three months ended September 30, 2002 and 2001.  Such adjustments are of a normal and recurring nature.  Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2003.  These are interim financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

Note 2       New Accounting Standards

In June 2001, the FASB issued Financial Accounting Standards No. 143 (“FAS 143”).  FAS 143 will require, on adoption, that the Company recognize as a component of asset cost, the fair market value for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair market value can be made.   FAS 143 is effective for fiscal years beginning after June 15, 2002.  The Company adopted FAS 143 on July 1, 2002.  The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In August 2001, the FASB issued Financial Accounting Standards No. 144 (“FAS 144”) – “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This statement supersedes FAS 121 – “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of” – and the accounting and reporting provisions of APB Opinion No. 30 – “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business, as previously defined in that opinion.  This standard changes the criteria for classifying an asset as held for sale, broadens the scope of businesses to be disposed of which qualify as discontinued operations and changes the timing of recognition of losses on such operations.  FAS 144 is effective for fiscal years beginning after December 15, 2001.  The Company adopted FAS 144 on July 1, 2002.  The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In July 2002, the FASB issued Financial Accounting Standards No. 146 (“FAS 146”) – “Accounting for Costs Associated with Exit or Disposal Activities”.  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) issue No. 94-3 – “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)”.  FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF 94-3, a liability for an exit cost was recognized at the date of the entity’s commitment to the exit plan.  FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Company is in the process of assessing the impact of adopting FAS 146.

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

The following is a summary of activity within the restructuring reserve during the quarter:

(U.S. dollars in thousands)	Balance June 30 2002	Paid	Balance September 30 2002

Retirement, severance and other compensation costs	$1,767	$292	$1,475

In conjunction with the restructuring undertaken during the first quarter of fiscal year 2002, the Company also expensed costs, primarily professional fees and related expenses, aggregating $510,000 incurred in connection with a study of various alternatives to enhance shareholder value.  This amount was included in selling, general and administrative expenses during the first quarter of fiscal year 2002.  In conjunction with the fourth quarter restructuring, the Company also recorded an inventory charge of $3,500,000 designed to expedite the acceleration of the Company’s transition towards a merchandise strategy focused on higher growth, primarily digital products.  This inventory adjustment was charged to cost of products sold.

Note 4       Treasury Stock Repurchase Program

By June 30, 2002, the Company had completed five previously announced share repurchase programs.  In addition, a sixth repurchase plan, announce in June 2002 had been partially completed.  In total, under all six plans, 10,216,400 shares had been acquired by June 30, 2002 for total consideration of $110,045,000.  During the first quarter of fiscal year 2003, a further 454,850 shares were acquired under the sixth plan at an aggregate cost of $4,957,904, or approximately $10.90 per share.  On October 11, 2002, the Company announced a seventh stock repurchase program under which management is authorized, subject to market conditions, to purchase up to an additional 1,065,000 shares, approximately 5% of the shares then outstanding.

Note 5       Net Income per average Common share

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

Basic and diluted net income per average common share and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is set out below:

	Three months ended September 30

	2002			2001

(U.S.dollars in thousands, except for per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net income	$2,024			$1,856

Basic EPS
Income available to common stockholders	$2,024	21,357	$0.09	$1,856	27,835	$0.07

Effect of Dilutive Securities
Stock options	—	256		—	473

Diluted EPS
Income available to common stockholders including assumed conversions	$2,024	21,613	$0.09	$1,856	28,308	$0.07

At September 30, 2002 and 2001, the Company’s directors and employees held options to purchase 1,108,521 and 1,548,398 common shares, respectively, at prices ranging from $2.48 to $11.95 and $2.48 to $14.75, respectively, per share.  During the three months ended September 30, 2002 and 2001, all but 495,169 and 596,922 of such options were considered in calculating diluted EPS.  These options were excluded because the option exercise price was greater than the average market price of the Company’s common stock during such periods.  The dilutive effect of these options in future periods will depend on the average price of the Company’s common stock during such periods.

Note 6       Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  For the Company, comprehensive income (loss) includes net income and the net change in foreign currency translation effects.  The comprehensive loss for the three months ended September 30, 2002 and 2001 was $1,644,000 and $2,202,000, respectively.

Note 7       Income Taxes

The provision for domestic and foreign income taxes for the three-month period ended September 30, 2002 was $1,722,000.  For the three-month period ended September 30, 2001, the provision was $2,155,000.  The effective rate of tax during the first quarter of fiscal year 2002 was unusually high because a full valuation allowance was recorded against the deferred tax asset arising from certain components of the restructuring charge which were not tax deductible.

During fiscal years 1999 and 2001, the Company reached agreements with the Canadian tax authorities, settling substantially all of its remaining outstanding Canadian tax issues.  Because of the age of these issues and the terms of the settlements, there were complex interest computations to be made.  At June 30, 2002, final statements summarizing amounts owing had not been received.  Management estimated that at June 30, 2002, the liability to settle all outstanding Canadian tax issues was approximately $11,000,000 to $13,000,000.  In October 2002, a payment of approximately $7,300,000 was made in satisfaction of a significant portion of these issues.  This payment was net of the application of an overpayment of fiscal year 2002 income taxes of approximately $2,900,000, resulting in a reduction of the Company's liability of approximately $10,200,000.  Management estimates that its liability with respect to the remaining issues is approximately $2,000,000.  Management further believes that it has a provision recorded sufficient to pay the estimated liability resulting from these issues; however, the amount ultimately paid could differ from management’s estimate.

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

Note 8       Commitments and Contingencies

In connection with the sale of its former United Kingdom subsidiary during fiscal year 1999, the Company remains contingently liable as guarantor of certain leases of InterTAN U.K. Limited.  At September 30, 2002 the remaining lease obligation assumed by the purchaser and guaranteed by the Company was approximately $16,500,000 and the average remaining life of such leases was approximately 4 years.  If the purchaser were to default on the lease obligations, management believes the Company could reduce the exposure through assignment, subletting and other means. The Company has obtained an indemnity from the purchaser for an amount equal to management’s best estimate of the Company’s potential exposure under these guarantees.  At September 30, 2002, the amount of this indemnity was approximately $7,800,000.  The amount of this indemnity declines over time as the Company’s risk diminishes.

In April 2001, the Company sold its Australian subsidiary.  The gain on disposal reported in fiscal year 2001 was based on management’s calculation of certain adjustments to be paid following completion of the sale.  The purchaser has advised the Company that it disagrees with management’s calculation of those adjustments and has commenced legal action in support of its claim.  Management believes that its calculation of the adjustments is appropriate and that there are strong arguments against the position adopted by the purchaser.  The Company is in the process of vigorously defending its position.  Should the purchaser prevail in this dispute, the Company would have an additional liability of approximately $2,000,000.

Under the terms of the sale agreement, during the two-year period following the sale, which period ends April 30, 2003, the Company indemnified the purchaser against any inaccuracies in the financial statements of the former Australian subsidiary as of the date of sale relating to tax matters.  This indemnity has a limit of A$4,000,000 (approximately $2,000,000).  To date, no claims have been made under this tax indemnity.

Management believes there are authoritative arguments in support of the position that the gain on the sale of the Australian subsidiary is exempt from Australian capital gains tax by virtue of the tax treaty between the United States and Australia, and, accordingly, no Australian tax was recorded with respect to the sale.  However, there can be no assurance that the Australian tax authorities will not challenge this position.  If Australian tax were to apply to the gain on sale, the Company would have an additional liability of approximately $7,000,000, which the Company would vigorously dispute.

Apart from these matters and the issues discussed in Note 7, there are no pending proceedings or claims, other than immaterial routine matters incidental to the Company’s business, to which the Company or any of its subsidiaries is a party, or to which any of its property is subject.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

InterTAN is engaged in the sale of consumer electronics products primarily through company-operated retail stores and dealer outlets in Canada.  The Company’s retail operations are conducted through a wholly owned subsidiary, InterTAN Canada Ltd., which operates most of its retail units under the trade name “RadioShack.”  The “RadioShack” trade name is used under license from RadioShack Corporation (“RadioShack U.S.A.”).  In addition, the Company has entered into an agreement in Canada with Rogers Wireless Inc. (“Rogers”) to operate wireless telecommunications stores (“Rogers AT&T” stores) on its behalf.  At September 30, 2002, 71 Rogers AT&T stores were in operation.  During the fourth quarter of fiscal year 2002, the Company acquired selected assets of Battery Plus, a retailer of batteries and other specialty consumer electronics products.  At September 30, 2002 44 Battery Plus stores were in operation.

Overview

There were two special charges in the first quarter of fiscal year 2002 that significantly impacted the Company’s results of operations and affected the comparability of reported results in comparison with the first quarter of fiscal year 2003.

During the first quarter of fiscal year 2002, the Company recorded a restructuring charge of $2,703,000.  See “Restructuring Charge”.  During the first quarter of the prior year, the Company also expensed costs, primarily professional fees and related expenses, incurred in connection with a study of various alternatives to enhance shareholder value. Management estimates that the tax provision for the quarter was reduced by approximately $1,030,000 as a result of the deductibility for tax purposes of a portion of the restructuring costs.

The tables below reflect the Company’s, operating income, net income, and net income per share for the three month periods ended September 30, 2002 and 2001, adjusted to eliminate the restructuring charge and the professional fees during the three-month period ended September 30, 2001:

	Three months ended September 30

(U.S. dollars in thousands, except per share amounts)	2002	2001

Operating income	$3,677	$3,250
Adjustments
Restructuring charge	—	2,703
Professional fees	—	510

Adjusted operating income	$3,677	$6,463

Net income	$2,024	$1,856
Adjustments
Restructuring charge	—	2,703
Professional fees	—	510
Income taxes	—	(1,030)

Adjusted net income	$2,024	$4,039

Diluted earnings per share	$0.09	$0.07

Adjusted diluted earnings per share	$0.09	$0.14

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

The following is a summary of activity within this reserve during the quarter:

(U.S. dollars in thousands)	Balance June 30 2002	Paid	Balance September 30 2002

Retirement, severance and other compensation costs	$1,767	$292	$1,475

In conjunction with the restructuring undertaken during the first quarter of fiscal year 2002, the Company also expensed costs, primarily professional fees and related expenses, aggregating $510,000 incurred in connection with a study of various alternatives to enhance shareholder value.  This amount was included in selling, general and administrative expenses during the first quarter of fiscal year 2002.  In conjunction with the fourth quarter restructuring, the Company also recorded an inventory charge of $3,500,000 designed to expedite the acceleration of the Company’s transition towards a merchandise strategy focused on higher growth, primarily digital products.  This inventory adjustment was charged to cost of products sold.

Foreign Exchange Effects

Profit and loss accounts, including sales, are translated from local currency values to U.S. dollars at monthly average exchange rates.  During the first quarter of fiscal year 2003, the U.S. dollar was 1.1% stronger against the Canadian dollar relative to the comparable value during the first quarter of the prior year.  As a result, the same local currency amounts in Canada translate into less U.S. dollars as compared with the prior year.  For example, if local currency sales in Canada in the first quarter of fiscal year 2003 were the same as those in the first quarter of the prior year, the fiscal year 2003 income statement would reflect a 1.1% decrease in sales when reported in U.S. dollars.

Sales Outlets

The Company’s sales outlets by type are summarized in the following table:

	June 30 2002	Opened	Closed	Sept. 30 2002	Sept. 30 2001

Company-operated	488	1	5	484	475
Rogers AT&T	66	5	—	71	57
Battery Plus	42	2	—	44	—
Dealer	367	2	6	363	363

	963	10	11	962	895

Net Sales and Operating Revenues

Net sales at RadioShack Canada for the quarter in U.S. dollars were $92,903,000.  In local currency, this represents an increase over the prior year quarter of 4%.  Measured on the same basis, comparable stores were flat with the prior year quarter.  Foreign currency effects had an impact of approximately one percent on the sales comparison for the quarter measured in U.S. dollars.

In July 2002, the Company replaced its aging warehousing and distribution system hardware and software with new, state of the art equipment and software.  Difficulties related to the implementation of the new equipment and systems resulted in out-of-stock positions in the Company’s stores, which in turn had an adverse affect on sales and gross margins.  During the month of July, prior to the implementation, the Company achieved an in-stock position in its stores of 90%.  For much of August and September, however, this benchmark was well down into the low 80% range.  The impact of the out-of-stocks was greatest in the Company’s high velocity promotional goods and comparatively high profit consumable and accessory staple products.   The out-of stock position did not return to normal levels until near the end of the quarter.  Problems associated with the implementation of this new equipment and system adversely affected sales and gross margin performance in both corporate store and dealer channels.  The general malaise in the retail environment was also a contributing factor in the Company’s sales performance for the quarter.

Sales of PC’s were down 19%, reflecting both a general lack of demand in recent months as well as lower product pricing.  While unit sales of home satellite systems were flat with the prior year, lower pricing contributed to an 11% revenue decline in this product category.  The effect of lower revenues in these two categories overshadowed strong performances in several other categories.  Sales of computer accessories and digital cameras increased by 19% and 132%, respectively, over the prior year period, reflecting management’s increased emphasis on these categories in response to consumer demand.  Consumers also reacted positively to the company’s audio/video goods promotions, contributing to a 14% sales gain in the audio/video category.  However, the lower gross margin nature of the DVD hardware market offset the gross profit dollar growth in the category.  The profitable battery category posted a 14% sales gain and revenue from the sale of extended warranty plans increased by 15%.  After the sales compensation in the form of residuals and sales-based volume rebates increased by 8% over the prior year.

Gross Profit

The gross profit percentage for the quarter was 37.9%.  This compares with 39.3% in the first quarter of fiscal year 2002, a reduction of 140 basis points.  Gross profit dollars, measured in local currency, were flat with the prior year quarter.  The reduction in consolidated gross profit dollars for the quarter of $334,000 is, therefore, attributable to foreign currency rate effects.

The following analysis summarizes the components of the change in gross profit dollars from the comparable prior year period:

(U.S. dollars in thousands)

Increase in sales	$1,400
Decrease in gross margin percentage	(1,336)
Foreign currency effects	(398)

$(334)

A significant portion of the reduction in the gross margin percentage was attributable to the on-going sell through of clearance merchandise which had been identified and written down to net realizable value during the fourth quarter of fiscal year 2002.  Management believes that the sell through of these goods during the quarter also cannibalized the sale of regularly priced merchandise which would have yielded more traditional gross margin percentages and greater gross profit dollars.  Management anticipates that the sell through of this merchandise will largely be completed during the second quarter and could result in a reduction in the gross margin percentage over the comparable prior year quarter of up to 100 basis points.  Out of stocks of a broad range of higher profit accessory products as a result of the distribution difficulties described earlier also contributed to a decline in the gross margin percentage.  The pressure on margins for the quarter was partially mitigated by an increase in after the sale compensation in the form of sales-based volume rebates and residuals.  For the quarter, after the sale compensation was $1.5 million, or 1.6% of total revenue, an increase of 8% over the same quarter last year.

Selling, General and Administrative Expenses

The following table provides a breakdown of selling, general and administrative expense (“SG&A”) by major category:

	Three months ended September 30

	2002		2001

(U.S. dollars in thousands, except percents)	Dollars	% of Sales	Dollars	% of Sales

Payroll	$13,422	14.9	$12,647	14.0
Advertising	2,727	3.0	2,635	2.9
Rent	4,852	5.4	4,437	4.9
Taxes (other than income tax)	2,371	2.6	2,103	2.3
Telephone and utilities	968	1.1	859	1.0
Other	5,522	6.1	5,531	6.1

	29,862	33.0	28,212	31.2

SG&A expenses in US dollars increased by $1,650,000 over the comparable quarter last year.  This comparison was influenced by the effects of a weaker Canadian dollar.  Measured at the same exchange rates, SG&A expense in these two segments increased by $1,934,000 or about 7%.

The following is a breakdown of the same-exchange-rate increase in SG&A expense during the first quarter of fiscal year 2003 over the same quarter in the prior year:

(In thousands)

Payroll	$913
Advertising	119
Rent	449
Taxes (other than income taxes)	292
Telephone and utilities	119
Other	42

Increase	$1,934

The Company has invested significantly in infrastructure since September 30, 2001. Overall, 67 new retail locations were added, including 9 new RadioShack stores, 14 Rogers AT&T stores and 44 battery Plus stores.  These improvements contributed to increases in both payroll and rent.  The Company also enhanced the pay plans of its sales associates in October 2001.  Management believes the new plan will deliver long-term benefits, including improved morale and retention of sales personnel.  Payroll also increased in central units, as management was strengthened and key resources were added, in particular in support of inventory and supply chain management functions.  Payroll costs also increased in the distribution center.  The increase in distribution center payroll is a short-term cost related to the implementation of the new distribution system.    Other SG&A expense for the prior year quarter included costs, primarily professional fees and related expenses, aggregating $510,000 incurred in connection with a study of various alternatives to enhance shareholder value.  On a comparable basis, other SG&A expenses have increased by $552,000.  Increased insurance costs, increases in product repair costs related to the expanding extended warranty business and enhancements to the Company’s employee benefit plans contributed to this increase.

Interest income and expense

Interest income for the quarter was $96,000 compared with $726,000 a year ago.  Last year, the Company had surplus cash arising on the sale of its former subsidiary in Australia.  This cash was used to finance the repurchase of the Company’s common stock (see Note 4 to the Company’s consolidated financial statements) and to pay older tax balances (see “Income Taxes Payable”).  Interest expense for the quarter was $198,000 compared with $104,000 in the first quarter of fiscal year 2002.  The increase results from the fact that this year, the Company borrowed under its credit line, whereas in the prior year quarter interest expense consisted entirely of commitment fees and loan amortization charges, as there were no borrowings during that period.  Based on current projections and trends management believes that borrowing at the upper end of the credit line under the Company’s current banking facility will be required to finance the seasonal buildup of inventories during the second quarter of fiscal year 2003.

Provision for Income Taxes

The provision for income taxes for the quarter was  $1,722,000, and consisted exclusively of Canadian taxes on the profits of RadioShack Canada.  The effective rate for the quarter was 46.0% compared with 53.7% in the prior year quarter.  The majority of this reduction results from the fact that a full valuation allowance was recorded last year against the deferred tax asset arising from certain components of the restructuring charge that were not tax deductible.  Scheduled reductions in Canadian tax rates were also a contributing factor.

Financial Condition

Most balance sheet accounts are translated from their values in local currency to U.S. dollars at the respective month end rates.  The table below outlines the percentage change, to September 30, 2002, in the value of the Canadian dollar as measured against the U.S. dollar:

Percentage decrease from September 30, 2001	0.5%
Percentage decrease from June 30, 2002	4.4%

Accounts Receivable

Accounts receivable were $19,874,000 at September 30, 2002 compared with $21,390,000 at September 30, 2001 and $12,903,000 at June 30, 2002.  The decrease from September 30, 2001 results from the fact that the Company now nets amounts due from vendors for things such as rebates and product returns against accounts payable to the same vendor.  The increase from June 30, 2002 resulted from the seasonal build up of dealer receivables in advance of the holiday selling season.

Inventories

Inventories at September 30, 2002 were $91,683,000 compared with $88,519,000 at September 30, 2001 and $81,314,000 at June 30, 2002.  The increase from September 30, 2001 is due primarily to the addition of new stores.  The increase from June 30, 2002 is explained by the seasonal build up of inventories in advance of the holiday selling season.

Property and Equipment

Property and equipment was $28,096,000 at September 30,2002, compared with $19,660,00 at September 30, 2001 and $29,604,000 at June 30, 2002.  The increase from September 30, 2001 is due primarily to the acquisition of the new warehouse and distribution system hardware and software.

Accounts Payable

Accounts payable were $25,838,000 at September 30, 2002 compared to $13,490,000 at September 30, 2001 and $12,793,000 at June 30, 2002.  These increases reflect the benefits of extended payment terms negotiated with many of the Company’s suppliers as well as the scheduled later than historical delivery of certain products as purchasing disciplines are improved.

Accrued Expenses

Accrued expenses were $14,960,000 at September 30, 2002 compared with $16,971,000 at September 30, 2001 and $19,445,000 at June 30, 2002.  The reduction from September 30, 2001 results from the payment of a portion of the expenses included in the restructuring charge recorded during the first quarter of fiscal year 2001.  The June 30, 2002 balance included an accrual for capital costs associated with the new warehouse and distribution system.

Income Taxes Payable

Income taxes payable were $7,240,000 at September 30, 2002 compared with $21,242,000 at September 30, 2001 and $8,365,000 at June 30, 2002.  The reduction from September 30, 2001 reflects the payment of negotiated settlements of tax balances relating to prior years with both the Canadian and United States tax authorities. The reduction from June 30, 2002 is due to the fact that installments of Canadian tax for fiscal year 2003 during the first quarter exceeded the provision for tax during the same period as a result of the seasonality of the business.

During fiscal years 1999 and 2001, the Company reached agreements with the Canadian tax authorities, settling substantially all of its remaining outstanding Canadian tax issues.  Because of the age of these issues and the terms of the settlements, there were complex interest computations to be made.  Although substantial payments had been made, at June 30, 2002, final statements summarizing amounts owing had not been received.  Management estimated that at June 30, 2002, the liability to settle all outstanding Canadian tax issues was approximately $11,000,000 to $13,000,000.  In October 2002, a payment of approximately $7,300,000 was made in satisfaction of a significant portion of these issues.  This payment was net of the application of an overpayment of fiscal year 2002 income taxes of approximately $2,900,000, resulting in a reduction of the Company's liability of approximately $10,200,000.  Management estimates that its liability with respect to the remaining issues is approximately $2,000,000.  Management further believes that it has a provision recorded sufficient to pay the estimated liability resulting from these issues; however, the amount ultimately paid could differ from management’s estimate.

Liquidity and Capital Resources

Cash flows from operating activities during the three-month period ended September 30, 2002 consumed $8,752,000 in cash, compared with $13,984,000 in cash during the comparable quarter last year.  This reduction was due primarily to changes in working capital requirements, partially offset by a decrease in net income, adjusted for non-cash items.  In the three months ended September 30, 2002, changes in working capital consumed $12,755,000 in cash compared with $17,516,000 in the comparable prior year period.  This reduction is due primarily to the effects of an increase in the level of accounts payable, partially offset by the seasonal build up of inventories.  See “Inventories” and “Accounts Payable.”  Net income, adjusted for non-cash items, generated $4,003,000 in cash during the quarter, compared with $3,532,000 a year ago.

Cash flow from investing activities consumed $1,347,000 and $2,141,000 in cash during the three months ended September 30, 2002, and 2001 respectively, as the effects of routine additions to property and equipment were partially offset by the proceeds from the sale of property and equipment and from other investing activities.

During the three-month period ended September 30, 2002, cash flow from financing activities generated $1,784,000 in cash, as cash generated by increases in short-term borrowings were partially offset by the effects of cash used to repurchase common stock.  During the three-month period ended September 30, 2001, cash flow used in financing activities consumed $13,639,000 in cash.  Cash consumed in the repurchase of common stock was partially offset by proceeds from the exercise of stock options by directors and employees and the issuance of common stock to employee plans

The Company’s principal sources of liquidity are its cash and short-term investments, its cash flow from operations and its banking facilities.

On May 4, 2001, InterTAN Canada Ltd. and InterTAN, Inc. entered into a revolving credit facility (the “Revolving Loan Agreement”) with in an amount not to exceed C$75,000,000 (approximately $47,300,000 at September 30, 2002 exchange rates).  The Revolving Loan Agreement matures March 22, 2003.  The amount of credit actually available at any particular time is dependent on a variety of factors, including the level of eligible inventories and accounts receivable of InterTAN Canada Ltd.  The amount of available credit is then reduced by the amount of trade accounts payable then outstanding as well as certain other reserves.  A loan origination fee of C$37,500 (approximately $24,000 at September 30, 2002 exchange rates) was payable on closing.  A further payment of C$37,500 was made on March 22, 2002.  Borrowing rates under the facility range from prime to prime plus 0.75% based on the Company’s quarterly performance against predetermined EBITDA to fixed charge ratios.  Using the same criteria, the Company may borrow at bankers’ acceptance and LIBOR rates plus from 0.75% to 2.0%.  Letters of credit will be charged at rates ranging from 0.75% per annum to 2.0% per annum, using the same performance criteria.  In addition, a standby fee of 0.65% is payable on the unused portion of the credit facility.  The Revolving Loan Agreement is collateralized by a first priority lien over all of the assets of InterTAN Canada Ltd. and is guaranteed by InterTAN, Inc.  This facility is used primarily to finance seasonal inventory build up and, from time to time, to provide letters of credit in support of purchase orders.  At September 30, 2002, there were C$10,000,000 (approximately $6,301,000 at September 30, 2002 exchange rates) in borrowings against the Revolving Loan Agreement and C$1,125,000 (approximately $709,000 at September 30, 2002 exchange rates) was committed in support of letters of credit.  There was C$42,481,000 (approximately $26,767,000 at September 30, 2002 exchange rates) of credit available for use at September 30, 2002 under this facility.  In September 2002, the Company gave 90-day notice of intention to terminate the Revolving Loan Agreement to the lender.  The Company has entered into a letter of intent with a major Canadian bank to replace this facility and believes a definitive agreement will be concluded within the 90-day period.

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

The Company’s primary uses of liquidity during fiscal year 2003 will include the funding of capital expenditures, the build up of inventories for the 2002 holiday selling season, funding the repurchase of common stock and payments in settlement of tax issues.  Management estimates that capital expenditures in Canada during the remainder of fiscal 2003 will approximate $6,500,000.  These expenditures relate primarily to investments in store assets, including new stores, renovating and relocating existing stores and store fixtures and equipment and enhancements to management information systems.  On October 11, 2002, the Company announced a seventh stock repurchase program under which management is authorized, subject to market conditions, to purchase up to 1,065,000 shares of the Company’s common stock, approximately 5% of the shares then outstanding.   While purchases under this program will depend on market conditions, management estimates that the program could require between $6,000,000 and $9,000,000 in cash during fiscal 2002.  Management estimated that at June 30, 2002, the liability to settle all of the Company’s outstanding Canadian tax issues was approximately $11,000,000 to $13,000,000.  See “Income Taxes Payable”.  In October 2002, a payment of approximately $7,300,000 was made in satisfaction of a significant portion of these issues.  This payment was net of the application of an overpayment of fiscal year 2002 income taxes of approximately $2,900,000, resulting in a reduction of the Company’s liability of approximately $10,200,000.  Management estimates that its liability with respect to the remaining issues is approximately $2,000,000 and that this amount will be paid during fiscal year 2003.  The Company also estimates that bank borrowing at the upper range of the credit limit under its current banking facility will be required to finance the seasonal build up of inventories.

Management believes that the Company’s cash and short-term investments on hand and its cash flow from operations combined with its banking facilities and the Bond will provide the Company with sufficient liquidity to meet its planned requirements through fiscal year 2003.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of market risks arising primarily the impact of foreign currency fluctuations as they relate to its investment, debt and activities in Canada and from the impact of changes in interest rates on its short-term credit facilities.

Foreign currency fluctuations

The Company’s activities are carried on in Canada.  The Company is exposed to foreign currency risks in three broad areas:

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

Management monitors the foreign exchange risk associated with its U.S. dollar open orders on a regular basis by reviewing the amount of such open orders, exchange rates, including forecasts from major financial institutions, local news and other economic factors.  Based on this input, management decides whether or not to lock in the cost of a portion of those orders in advance of delivery by purchasing U.S. dollars or forward exchange rate contracts to be settled on or near the estimated date of inventory delivery.  At September 30, 2002, U.S. dollar purchase orders totaled approximately $4,000,000.  No U.S. dollars or foreign exchange contracts had been identified as hedges against this commitment.  Consequently, a 10% decline in the value of the Canadian dollar would result in an increase in product cost of about $400,000.  The incremental cost of such a decline in currency values, if incurred, would be reflected in higher cost of sales in future periods.  In these circumstances, management would take product-pricing action, where appropriate.

Translation of financial results
The functional currency of the Company’s operating entities in Canada is the Canadian dollar.  However, the reporting currency of the Company on a consolidated basis is the U.S. dollar.  Consequently, fluctuations in the value of the Canadian dollar have a direct effect on reported consolidated results.  It is not possible for management to effectively hedge against the possible impact of this risk.  Had the average value of the Canadian dollar been 10% lower during the first quarter of fiscal year 2003, sales and operating income would have been reduced by approximately $929,000 and $368,000, respectively.

Net investment in Canada
The Company’s net investment in Canada is recorded in U.S. dollars at the respective period-end rates.  Changes in these rates will have a direct effect on the carrying value of this investment.  The cumulative effect of such currency fluctuations is recorded in stockholders’ equity in accumulated other comprehensive loss.  The Company’s net investment in Canada at September 30, 2002 was $79,887,000.  If the Canadian dollar were to lose 10% of its value against the U.S. dollar, other comprehensive loss would increase by $7,989,000.  The Company currently has no plans to hedge its investment in Canada.

Short-term interest rates

The Company’s credit arrangements include a revolving credit facility in Canada.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”  This banking arrangement, which is used primarily to finance inventory purchases, provides for interest on any short-term borrowings at rates determined with reference to the local “prime” or “base rates”.  These rates are, therefore, subject to change for a variety of reasons that are beyond the Company’s control.  During the first quarter of fiscal year 2003, average borrowings under this credit facility were approximately C$11,700,000 (approximately $7,400,000 at the September 30, 2002 exchange rate) and interest paid on such advances was approximately $142,000.  Interest on these Canadian borrowings was payable at the Canadian 30 day bankers’ acceptance rate plus 75 basis points.  The average borrowing rate for the quarter was approximately 3.6%.  Had the borrowing rate been 10% higher, management estimates that interest expense for the quarter would have increased by approximately $14,000.  It has not been the Company’s policy to hedge against the risk presented by possible fluctuations in short-term interest rates.

ITEM 4 - CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a(c) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, within 90 days of the filing date of this quarterly Report on Form 10Q.  Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  There were no significant changes in the Company’s internal controls or in other factors which could significantly affect these controls, since the date the controls were evaluated.   There were no significant deficiencies or material weaknesses and, therefore, there were no corrective actions taken.

PART II - OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

The various matters discussed in Notes 7 and 8 to the Company’s Consolidated Financial Statements on page 9 and 10 of this Form 10-Q are incorporated herein by reference.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were put to a vote of the Company’s stockholders during the three-month period ended September 30, 2002.

ITEM 6	EXHIBITS AND REPORT S ON FORM 8-K

a)	Exhibits Required by Item 601 of Regulation S-K:

Exhibit No.	Description

3(a)	Restated Certificate of Incorporation (Filed as Exhibit 3(a) to InterTAN’s Registration Statement on Form 10 and incorporated herein by reference).

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

No Reports on Form 8-K were filed during the three-month period ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERTAN, INC.
(Registrant)

Date: November 12, 2002	By:	/s/ JAMES P. MADDOX

James P Maddox Vice-President and Chief Financial Officer (Principal Accounting Officer)

	By:	/s/ BRIAN E. LEVY

Brian E. Levy President and Chief Executive Officer (Authorized Officer)

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

In connection with this Quarterly Report of InterTAN, Inc. on Form 10Q for the three-month period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof, I Brian E. Levy, President and Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

(1)	I have reviewed this Quarterly Report on Form 10Q of InterTAN, Inc.;

(2)

Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

(3)

Based on my knowledge, the financial statements, and other information contained in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure and control procedures (as defined Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such controls and procedures that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

(5)

The registrant’s certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design and operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ BRIAN E. LEVY

Brian E. Levy President and Chief Executive Officer November 12, 2002

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(1)	I have reviewed this Quarterly Report on Form 10Q of InterTAN, Inc.;

(2)

Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

(3)

Based on my knowledge, the financial statements, and other information contained in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure and control procedures (as defined Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such controls and procedures that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

(5)

The registrant’s certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design and operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JAMES P MADDOX

James P. Maddox Vice President and Chief Financial Officer November 12, 2002

InterTAN, Inc.
Form 10Q – Period Ended September 30, 2002
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

3(b)	Bylaws (Filed on Exhibit 3(b) to InterTAN’s Registration Statement on Form 10 and incorporated herein by reference).

3(b)(i)	Amendments to Bylaws through August 3, 1990 (Filed as Exhibit 3(b)(i) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1990 and incorporated herein by reference).

3(b)(ii)	Amendments to Bylaws through May 15, 1995 (Filed as Exhibit 3(b)(ii) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

3(b)(iii)	Amended and Restated Bylaws (filed as Exhibit 3(b)(iii) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1996 and incorporated herein by reference).

4(a)	Articles Fifth and Tenth of the Restated Certificate of Incorporation (included in Exhibit 3(a)).

4(b)	Rights Agreement between InterTAN, Inc. and Bank Boston, NA (filed as Exhibit 4 to the company’s Form 8-A filed on September 17, 1999 and incorporated herein by reference)

*99 (a)	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99 (b)	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith