Form 10-Q
period 2002-12-31
INTERTAN INC
filed 2003-02-12
CIK 803227

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

At January 31, 2003, 20,861,002 shares of the registrant’s common stock, par value $1.00 per share, were outstanding.

INTRODUCTORY NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this Report on form 10-Q constitute forward-looking statements that involve risks and uncertainties. The forward-looking statements include statements regarding:

•	The resolution of the Company’s dispute with the purchaser of its former subsidiary in Australia.
•	The outcome of various Australian, Canadian and United States income tax issues.
•	Future sales levels in the computer and home-satellite categories.
•	Estimates of sales growth, the gross margin percentage, the selling general and administrative expense percentage, interest expense and the effective tax rate for the third quarter.
•	The quality of the Company’s inventory at December 31, 2002.
•	The adequacy of the Company’s liquidity.
•	The Company’s ability to comply with certain financial covenants contained in its banking agreement.
•	The adequacy of the indemnity obtained from the purchaser of the Company’s former subsidiary in the United Kingdom.
•	Possible payments under indemnities provided to the purchaser of InterTAN Australia Ltd.
•	Forecasted capital expenditures for fiscal year 2003.
•	Estimates of cash required to fund the repurchase of common stock.

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

ITEM 1 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Operations

(U.S. dollars in thousands, except per share data)

(Unaudited)

	Three months ended December 31		Six months ended December 31
	2002	2001	2002	2001
Net sales and operating revenues	$137,381	$135,831	$230,284	$226,196
Other loss	(19)	(13)	(8)	(2)

	137,362	135,818	230,276	226,194
Operating costs and expenses:
Cost of products sold	84,036	82,894	141,770	137,756
Selling, general and administrative expenses	36,395	32,715	66,257	60,927
Depreciation and amortization	1,669	1,395	3,310	2,744
Restructuring charge	—	—	—	2,703

	122,100	117,004	211,337	204,130

Operating income	15,262	18,814	18,939	22,064
Foreign currency transaction gains (losses)	(3)	156	168	295
Interest income	63	309	159	1,035
Interest expense	(384)	(96)	(582)	(200)

Income before income taxes	14,938	19,183	18,684	23,194
Income taxes	6,483	8,325	8,205	10,480

Net income	$8,455	$10,858	$10,479	$12,714

Basic net income per average common share	$0.40	$0.42	$0.49	$0.48
Diluted net income per average common share	$0.40	$0.42	$0.49	$0.47

Average common shares outstanding	21,192	25,651	21,275	26,744
Average common shares outstanding assuming dilution	21,361	26,097	21,487	27,203

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

(U.S. dollars in thousands, except share amounts)

(Unaudited)

	December 31 2002	June 30 2002	December 31 2001
Assets
Current Assets
Cash and short-term investments	$15,277	$14,699	$70,739
Accounts receivable, less allowance for doubtful accounts	25,523	12,903	25,355
Inventories	89,458	81,314	86,789
Other current assets	1,385	1,300	1,819
Deferred income taxes	1,325	1,374	2,179

Total current assets	132,968	111,590	186,881
Property and equipment, less accumulated depreciation and amortization	28,637	29,604	21,120
Other assets	681	328	16
Deferred income taxes	3,461	3,580	2,884

Total Assets	$165,747	$145,102	$210,901

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$26,894	$12,793	$25,348
Accrued expenses	24,763	19,445	23,253
Income taxes payable	2,959	8,365	24,832
Long-term bank indebtedness—current portion	1,272	—	—
Obligation under capital leases—current portion	168	164	—
Deferred service contract revenue—current portion	6,422	6,226	5,677

Total current liabilities	62,478	46,993	79,110
Long-term bank indebtedness—non-current portion	5,088	—	—
Obligation under capital leases—non-current portion	340	384	—
Deferred service contract revenue—non current portion	5,392	4,975	5,167
Other liabilities	4,340	4,304	2,333

Total liabilities	77,638	56,656	86,610

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized, none issued or outstanding	—	—	—
Common stock, $1 par value, 40,000,000 shares authorized, 32,255,307, 32,091,097 and 31,706,175, respectively, issued	32,255	32,091	31,706
Additional paid-in capital	158,799	157,684	154,967
Common stock in treasury, at cost, 11,386,093, 10,337,243 and 6,680,768 shares, respectively	(120,655)	(111,527)	(66,949)
Retained earnings	37,799	27,320	26,466
Accumulated other comprehensive loss	(20,089)	(17,122)	(21,899)

Total stockholders’ equity	88,109	88,446	124,291

Commitments and contingencies (See Notes 8 and 10)
Total Liabilities and Stockholders’ Equity	$165,747	$145,102	$210,901

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(U.S. dollars in thousands) (Unaudited)	Six months ended December 31
	2002	2001

Cash flows from operating activities:
Net income	$10,479	$12,714
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,310	2,744
Stock-based compensation	594	712
Other	35	14

Cash provided by (used in) assets and liabilities:
Accounts receivable	(13,052)	(13,474)
Inventories	(10,764)	(725)
Other current assets	(156)	(733)
Accounts payable	14,614	6,374
Accrued expenses	5,647	10,239
Income taxes payable	(5,151)	1,113
Deferred service contract revenue	1,013	1,247

Net cash provided by operating activities	6,569	20,225

Cash flows from investing activities:
Additions to property and equipment	(3,123)	(5,158)
Proceeds from sales of property and equipment	57	105
Other investing activities	(293)	(121)

Net cash used in investing activities	(3,359)	(5,174)

Cash flows from financing activities:
Short-term bank borrowings	35,167	—
Repayments of short-term bank borrowings	(35,425)	—
Long-term bank indebtedness	6,382	—
Proceeds from issuance of common stock to employee plans	642	792
Proceeds from exercise of stock options	43	2,023
Repayment of obligation under capital leases	(21)	—
Purchase of treasury stock	(9,128)	(31,367)

Net cash used in financing activities	(2,340)	(28,552)

Effect of exchange rate changes on cash	(292)	(1,993)

Net increase (decrease) in cash and short-term investments	578	(15,494)
Cash and short-term investments, beginning of year	14,699	86,233

Cash and short-term investments, end of year	$15,277	$70,739

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 Basis of Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, “Interim Financial Statements”, and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with accounting principles and practices (including consolidation practices) as reflected in InterTAN, Inc.’s (“InterTAN” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2002, and, in the opinion of the Company, include all adjustments necessary for a fair presentation of the Company’s financial position as of December 31, 2002 and 2001 and the results of its operations for the three and six months ended December 31, 2002 and 2001 and its cash flows for the six months ended December 31, 2002 and 2001. Such adjustments are of a normal and recurring nature. Operating results for the three and six months ended December 31, 2002 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

Note 2 New Accounting Standards

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Financial Accounting Standards No. 143 (“FAS 143”). FAS 143 requires that the Company recognize as a component of asset cost, the fair market value for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair market value can be made. FAS 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted FAS 143 on July 1, 2002. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

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

In July 2002, the FASB issued Financial Accounting Standards No. 146 (“FAS 146”) – “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) issue No. 94-3 – “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)”. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of the entity’s commitment to the exit plan. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this standard will not have a material effect on the Company’s consolidated financial statements.

In November 2002 the Emerging Issues Task Force of the FASB issued Consensus No. 02-16 (“EITF 02-16”) – “Accounting by a Reseller for Cash Consideration Received from a Vendor” EITF 02-16 will require that certain allowances and other amounts received by resellers from vendors be treated as a reduction of the cost of inventory acquired from the vendor. EITF 02-16 also provides that amounts received from vendors that are contingent on certain target purchase levels being achieved should be recorded when it becomes apparent that the target will be achieved. EITF 02-16 is effective for fiscal years commencing after December 15, 2002 and with respect to agreements entered into after December 15, 2002. The Company will adopt EITF 02-16 effective July 1, 2003. Management is in the process of evaluating the effect of this new standard on the Company’s consolidated financial statements.

In January 2003, the FASB issued Financial Accounting Standards No. 148 (“FAS 148”) – “Accounting for Stock-Based Compensation – Transition and Disclosure”. FAS 148 gives entities that elect to adopt the fair market value method of accounting for stock options granted to employees provided for in FAS 123 three alternative transitional accounting methods. In addition, the opportunity to apply the fair market value method only to options granted after the adoption of the standard will not be available for fiscal years beginning after December 31, 2003. FAS 148 also provides that certain pro-forma and other information regarding stock options which is currently required only in an entities annual financial statements will now be required in interim reports as well. FAS 148 is effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. Management is in the process of evaluating the implications of this new standard on the Company’s consolidated financial statements. The new disclosures required for interim periods will be contained in the Company’s Quarterly Report on Form 10-Q for the three months ending March 31, 2003.

Note 3 Bank Debt

In December 2002 the Company’s Canadian subsidiary entered in a new credit facility (the “Credit Facility”) in the amount of C$85,000,000 (approximately $54,060,000 at December 31, 2002 exchange rates) with a major Canadian bank, replacing its existing asset-backed facility which had been in place since December 1997. The Credit Facility consists of two revolving renewable facilities and a five-year non-revolving term facility.

The first one-year renewable revolving facility is for C$30,000,000 (approximately $19,080,000 at December 31, 2002 rates of exchange.) This facility is intended for normal working capital requirements and is available throughout the year. The amount that can be used for letters of credit is limited to C$5,000,000 during fiscal year 2003 (approximately $3,180,000 at December 31, 2002 rates of exchange), increasing to C$8,000,000 and C$11,000,000 during fiscal years 2004 and 2005, respectively. Further increases of C$2,000,000 each are contemplated for fiscal years 2006 and 2007.

The second one-year renewable revolving facility is for C$45,000,000 (approximately $28,620,000 at December 31, 2002 rates of exchange.) This facility is for seasonal working capital requirements and is available only during the annual period of September 1 to January 31. This facility cannot be used for letters of credit and must be repaid in full each January 31.

Advances under these revolving facilities are limited to a borrowing base calculation tied to the Company’s accounts receivable and inventories. At December 31, 2002, no amounts were outstanding under either facility nor were any amounts committed in support of letters of credit. At December 31, 2002, C$73,983,000 (approximately $47,053,000 at December 31, 2002 rates of exchange) was available for use under these facilities.

The Credit facility also includes a five–year non-revolving term facility in the amount of C$10,000,000 (approximately $6,360,000 at December 31, 2002 rates of exchange.) This facility is intended for capital expenditures or the repurchase of the Company’s common stock. In December 2002, the Company drew down on this facility in full to finance the seventh share repurchase program announced in October 2002.

Consequently, at December 31, 2002 C$10,000,000 (approximately $6,360,000 at December 31, 2002 rates of exchange) was outstanding under this facility. A repayment of C$2,000,0000 (approximately $1,272,000 at December 31, 2002 rates of exchange) is due December 17, 2003. Further repayments of C$2,000,000 are due on December 17, 2004 through December 17, 2007, inclusive.

The Credit Facility requires that the Company remain in compliance with certain financial ratios including the current ratio, fixed charge coverage ratio, tangible net worth and total adjusted debt to tangible net worth. The Company was in compliance with all of these covenants at December 31, 2002 and management does not anticipate any difficulty in remaining in compliance throughout the term of the facility. Borrowing rates under the facility range from Canadian prime plus 0.50% to prime plus 1.5%, based on the Company’s quarterly performance against predetermined fixed charge coverage ratios. Using the same criteria, the Company may borrow at Canadian bankers’ acceptance and LIBOR rates plus from 1.50% to 2.5%. Letters of credit are charged at rates ranging from 1.5% per annum to 2.5% per annum, using the same performance criteria. Using the same fixed charge coverage test, a standby fee of 0.25% to 0.50% is payable on the unused portion of the revolving credit facilities at that time.

Security granted by InterTAN Canada Ltd. to secure its obligations under the Credit Facility include a demand debenture with a face value of C$125,000,000, general security agreement, charge/mortgage on real property owned by it and a general assignment of accounts receivable. The obligations of InterTAN Canada Ltd. are further secured by a guarantee issued by InterTAN, Inc. of all future indebtedness, liability and obligations now or in the future owing by it to lenders under the Credit Facility.

The cost of establishing the Credit Facility, including professional fees and a loan origination fee were approximately C$1,000,000 (approximately $636,000 at December 31, 2002 exchange rates.) These costs have been allocated between the revolving and non-revolving facilities and will be amortized over the terms of the respective facilities.

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

The following is a summary of activity within the restructuring reserve during the six months ended December 31, 2002:

(U.S. dollars in thousands)	Balance June 30 2002	Paid	Balance December 31 2002
Retirement, severance and other compensation costs	$1,767	$344	$1,423

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

Note 5 Treasury Stock Repurchase Program

By June 30, 2002, the Company had completed five previously announced share repurchase programs. In addition, a sixth repurchase plan, announced in June 2002 had been partially completed. In total, under all six plans, 10,216,400 shares had been acquired by June 30, 2002 for total consideration of $110,045,000. During the first quarter of fiscal year 2003, a further 454,850 shares were acquired under the sixth plan at an aggregate cost of $4,957,904, or approximately $10.90 per share. On October 11, 2002, the Company announced a seventh stock repurchase program under which management is authorized, subject to market conditions, to purchase up to an additional 1,065,000 shares, approximately 5% of the shares then outstanding. During the three months ended December 31, 2002, 594,000 shares were acquired under this plan at an aggregate cost of $4,171,000, or approximately $7.02 per share.

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

Basic and diluted net income per average common share and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is set out below:

	Three months ended December 31
(U.S. dollars in thousands,	2002			2001
except for per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$8,455			$10,858

Basic EPS
Income available to common stockholders	$8,455	21,192	$0.40	$10,858	25,651	$0.42

Effect of Dilutive Securities
Stock options	—	169		—	446

Diluted EPS
Income available to common stockholders including assumed conversions	$8,455	21,361	$0.40	$10,858	26,097	$0.42

	Six months ended December 31
(U.S. dollars in thousands,	2002			2001
except for per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$10,479			$12,714

Basic EPS
Income available to common stockholders	$10,479	21,275	$0.49	$12,714	26,744	$0.48

Effect of Dilutive Securities
Stock options	—	212		—	459

Diluted EPS
Income available to common stockholders including assumed conversions	$10,479	21,487	$0.49	$12,714	27,203	$0.47

At December 31, 2002 and 2001, the Company’s directors and employees held options to purchase 980,187 and 1,401,798 common shares, respectively, at prices ranging from $2.4792 to $11.875 and $2.4792 to $14.75, respectively. During the three months ended December 31, 2002 and 2001, all but 650,269 and 582,822 of such options were considered in calculating diluted EPS. These options were excluded because the option exercise price was greater than the average market price of the Company’s common stock during such periods. The dilutive effect of these options in future periods will depend on the average price of the Company’s common stock during such periods.

Note 7 Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income includes net income and the net change in foreign currency translation effects. The comprehensive income for the three months ended December 31, 2002 and 2001 was $9,156,000 and $10,024,000, respectively. For the six month-periods ended December 31, 2002 and 2001, comprehensive income was $7,512,000 and $7,822,000, respectively.

Note 8 Income Taxes

The provision for domestic and foreign income taxes for the three and six–month periods ended December 31, 2002 was $6,483,000 and $8,205,000, respectively, representing Canadian income tax on the profits of the Company’s Canadian subsidiary. For the three and six-month periods ended December 31, 2001, the provision was $8,325,000 and $10,480,000, respectively. The effective rate of tax for the six-month period ended December 31, 2001 was unusually high because a full valuation allowance was recorded against the deferred tax asset arising from certain components of the restructuring charge that were not tax deductible.

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

The Company has one remaining issue in dispute with the Internal Revenue Service (“IRS”) in the United States. The Company disagrees with the position of the IRS on this issue and, on the advice of legal counsel, believes it has meritorious arguments in its defense and is in the process of vigorously defending its position. It is management’s determination that no additional provision need be recorded for this matter. However, should the IRS prevail in its position, the Company could potentially have an additional liability of approximately $2,100,000.

Note 9 Product Warranties

Products sold in the Company’s stores typically carry a one-year warranty. The Company also offers extended warranty plans to its customers. These contracts extend the warranty period beyond the original warranty period provided by the manufacturer and provide enhanced benefits. The term of these contracts, including the original warranty period, is typically three years. As the Company is the primary obligor on these contracts, all revenue on the sale of extended warranty plans is deferred and is amortized on a straight-line basis, over the term of the contract. The Company has certain recourse for a portion of the obligation against the manufacturer during the one-year warranty period covered by such manufacturer. The Company pays its sales associates a specific commission on the sale of extended warranty plans. These costs are also deferred and expensed ratably over the term of the contracts. The following is a summary of the activity in the deferred revenue and deferred charge accounts during the three and six-month periods ended December 31, 2002:

	Three months ended December 31, 2002
(U.S. dollars, in thousands)	Balance September 30 2002	Additions	Amortized to Income	Balance December 31 2002
Deferred revenue	$12,854	$3,221	$(2,171)	$13,904
Deferred costs	(2,030)	(402)	342	$(2,090)

	$10,824	$2,819	$(1,829)	$11,814

	Six months ended December 31, 2002
(U.S. dollars, in thousands)	Balance June 30 2002	Additions	Amortized to Income	Balance December 31 2002
Deferred revenue	$13,317	$4,881	$(4,294)	$13,904
Deferred costs	(2,116)	(650)	676	$(2,090)

	$11,201	$4,231	$(3,618)	$11,814

Note 10 Commitments and Contingencies

In connection with the sale of its former United Kingdom subsidiary during fiscal year 1999, the Company remains contingently liable as guarantor of certain leases of InterTAN U.K. Limited. At December 31, 2002 the remaining lease obligation assumed by the purchaser and guaranteed by the Company was approximately $16,000,000 and the average remaining life of such leases was approximately 4 years. If the purchaser were to default on the lease obligations, management believes the Company could reduce the exposure through assignment, subletting and other means. The Company has obtained an indemnity from the purchaser for an amount equal to management’s best estimate of the Company’s potential exposure under these guarantees. At December 31, 2002, the amount of this indemnity was approximately £5,000,0000 (approximately $7,800,000 at December 31, 2002 exchange rates.) The amount of this indemnity declines over time as the Company’s risk diminishes. It was reduced to £4,000,000 in January 2003 and by a further £1,000,000 each succeeding January, until it is reduced to zero in January 2007.

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

Under the terms of the sale agreement, during the two-year period following the sale, which ends April 30, 2003, the Company indemnified the purchaser against any inaccuracies in the financial statements of the former Australian subsidiary as of the date of sale relating to tax matters. This indemnity has a limit of A$4,000,000 (approximately $2,000,000). To date, no claims have been made under this tax indemnity.

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

A claim has been made by a former employee for damages for wrongful dismissal in the amount of approximately $900,000. The Company is vigorously defending this action. The Company believes that the possible range of loss in this matter, if any, is substantially less than the amount claimed, and has made adequate provision for its best estimate of any liability which may ultimately arise from this matter.

Apart from these matters and the issues discussed in Note 8, there are no pending proceedings or claims, other than immaterial routine matters incidental to the Company’s business, to which the Company or any of its subsidiaries is a party, or to which any of its property is subject.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

InterTAN is engaged in the sale of consumer electronics products primarily through company-operated retail stores and dealer outlets in Canada. The Company’s retail operations are conducted through a wholly owned subsidiary, InterTAN Canada Ltd., which operates most of its retail units under the trade name “RadioShack.” The “RadioShack” trade name is used under license from RadioShack Corporation (“RadioShack U.S.A.”). In addition, the Company has entered into an agreement in Canada with Rogers Wireless Inc. (“Rogers”) to operate wireless telecommunications stores (“Rogers AT&T” stores) on its behalf. At December 31, 2002, 77 Rogers AT&T stores were in operation. During the fourth quarter of fiscal year 2002, the Company acquired selected assets of Battery Plus, a retailer of batteries and other specialty consumer electronics products. At December 31, 2002, 44 Battery Plus stores were in operation.

Comparability of results for the six-month period

  ended December 31, 2002 with the prior year

There were two special charges in the first quarter of fiscal year 2002 that significantly impacted the Company’s results of operations and affected the comparability of reported results for the six months ended December 31, 2001 with the results for the first six months of fiscal year 2003.

During the first quarter of fiscal year 2002, the Company recorded a restructuring charge of $2,703,000. See “Restructuring Charge”. During the first quarter of the prior year, the Company also expensed costs aggregation $510,000, primarily professional fees and related expenses, incurred in connection with a study of various alternatives to enhance shareholder value. Management estimates that the tax provision for the quarter was reduced by approximately $1,030,000 as a result of the deductibility for tax purposes of a portion of the restructuring costs. The comparability of results for the three months ended December 31, 2002 and 2001 are unaffected by these charges.

The tables below reflect the Company’s operating income and net income for the six month periods ended December 31, 2002 and 2001, adjusted to eliminate the restructuring charge and the professional fees during the six-month period ended December 31, 2001:

(U.S. dollars in thousands, except	Six months ended December 31
per share amounts)	2002	2001
Operating income	$18,939	$22,064
Adjustments
Restructuring charge	—	2,703
Professional fees	—	510

Adjusted operating income	$18,939	$25,277

Net income	$10,479	$12,714
Adjustments
Restructuring charge	—	2,703
Professional fees	—	510
Income taxes	—	(1,030)

Adjusted net income	$10,479	$14,897

These non-GAAP financial measures are presented because management believes they present the comparability of the results of the Company’s core business for the two periods on a more consistent basis. These pro-forma measures are intended to enhance the comparability of operating results only and are not intended to be measures of cash flow. The terms “operating income as adjusted” and “net income as adjusted” as used by the Company may not be comparable to similarly titled measures used by other entities. These non-GAAP measures should not be considered as an alternative to net income or cash flows from operating activities, which are determined in accordance with GAAP, as an indicator of operating performance or as a measure of liquidity.

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

The following is a summary of activity within this reserve during the quarter:

(U.S. dollars in thousands)	Balance June 30 2002	Paid	Balance December 31 2002
Retirement, severance and other compensation costs	$1,767	$344	$1,423

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

Foreign Exchange Effects

Profit and loss accounts, including sales, are translated from local currency values to U.S. dollars at monthly average exchange rates. During the second quarter of fiscal year 2003, the Canadian dollar was 0.9% stronger against the U.S. dollar relative to the comparable value during the second quarter of the prior year. As a result, the same local currency amounts in Canada translated into more U.S. dollars as compared with the prior year. For example, if local currency sales in Canada in the second quarter of fiscal year 2003 were the same as those in the second quarter of the prior year, the fiscal year 2003 income statement would reflect a 0.9% increase in sales when reported in U.S. dollars. For the six months ended December 31, 2002, the Canadian dollar was 0.1% stronger against the U.S. dollar than during the comparable period last year.

Sales Outlets

The Company’s sales outlets by type and geographic region is summarized in the following table:

	June 30 2002	Opened	Closed	Dec. 31 2002	Dec. 31 2001
Company-operated	488	9	8	489	487
Rogers AT&T	66	11	—	77	58
Battery Plus	42	2	—	44	—
Dealer	367	8	17	358	370

	963	30	25	968	915

Net Sales and Operating Revenues

Sales for the quarter in U.S. dollars were $137,381,000. In Canadian dollars, this represented a total sales performance that was more or less flat with the prior year. Comparable store sales, however, declined by 3% over the same period last year. This difference is explained primarily by the addition of 19 new Rogers AT&T stores and the acquisition of 44 Battery Plus stores. On a net basis, the Company also had 2 more company-operated RadioShack stores than at the same time last year, after closing 11 unprofitable stores. Sales, measured in U.S. dollars were modestly positive, reflecting a Canadian dollar that was about 1% stronger than during the second quarter last year. For the six months ended December 31, 2002, sales in local currency and U.S. dollars each increased by 2%, as there was little change in the value of the Canadian dollar between the two periods. Comparable store sales for the six months ended December 31, 2002 declined by 2% over the same period last year.

The comparable store sales performance for the quarter was short of expectations, primarily because of soft computer and home satellite sales. Sales in these two categories declined by 32% and 30%, respectively, reflecting weak markets in both categories. In computers, unit sales were down 15%, with lower price levels accounting for the balance of the decline. The satellite market continues to be impacted by the activities of grey marketers, as the federal government has been slow to take enforcement action in response to the Supreme Court ruling a year ago. In home satellite, lower unit sales explained 19% of the reduction in sales, with the balance again explained by lower pricing. Management expects that sales in these two categories will continue to come under pressure, at least in the short run. Sales in the communication category declined 12%. The main component of this category is family radio and the market in general has seen a decline in demand for this product as it begins to approach maturity. The Company also experienced a sales decline in its traditional parts and accessory category. A number of initiatives have recently been introduced that will place more emphasis on this important part of the Company’s business.

Offsetting the disappointing results in these three categories during the quarter were very strong sales results in several of the Company’s core categories. Sales of digital cameras were particularly strong, with a gain of 58% over the prior year quarter, as the Company’s investment in and emphasis on this category in response to consumer demand continues to reap rewards. Important to the holiday selling quarter, sales of toys were up 24% over the prior year quarter. Demand for the newly introduced “micro” remote controlled cars was high and many of the Company’s other products in the toy line also performed well. Sales of video games and related gear and software were also very strong, showing an increase of 36% over last year. Effective promotion of bundled home theatre packages and DVD players contributed to a 13% sales gain in the audio/video category. Sales of batteries posted low double-digit growth, while sales of personal electronics and regular and wireless telephones showed modest single-digit sales gains.

After the sale compensation in the form of residuals and sales-based volume rebates for the quarter declined in local currency by about by 3% over the prior year. While residual income increased by 35%, the effects of this increase were substantially offset by a 10% decline in sales-based volume rebates, primarily as a result of a reduction in satellite loads. After-the sale compensation continues to be an important part of the Company’s business, representing 3% of gross revenue for the quarter.

While management expects continued improvement in many of the Company’s core categories, the effects of this improvement will, at least in the near term, be partially offset by ongoing pressure in the computer and home satellite markets. Consequently, management estimates that total sales for the third fiscal quarter of fiscal year 2003 will increase by approximately two to four percent.

Gross Profit

In U.S. dollars, gross profit dollars for the quarter increased by $408,000. For the six months ended December 31, 2002, gross profit dollars increased by $74,000. The following analysis summarizes the components of the changes in gross profit dollars for the second quarter of fiscal year 2003 and for the six months ended December 31, 2002 from the comparable prior year periods:

	Quarter	Year to Date
(U.S. dollars in thousands)
Increase in sales	$124	$1,681
Decrease in gross margin percentage	(195)	(1,524)
Foreign currency effects	479	(83)

	$408	$74

For the past several quarters, the Company has experienced pressure on its gross margin percentage, primarily as a result of a shift in consumer demand towards products, primarily digital and other branded goods, which carry margins below traditional levels. While many of these products carry less than the Company’s traditional margins, management believes that the strategic shift in product preferences will continue and management will continue to position the Company for profitable sales growth in response to these changes in demand. This quarter, the gross margin percentage was approximately 14 basis points less than last year. Lower PC sales as a portion of the sales mix as well as a more guarded pricing policy during December contributed to a margin performance that was better than management had originally anticipated. For the six months ended December 31, 2002, the gross margin percentage declined by 66 basis points. Management estimates that the gross margin percentage during the third quarter could decline by up to 50 basis points.

Selling, General and Administrative Expenses

The following table provides a breakdown of selling, general and administrative expense (“SG&A”) by major category:

	Three months ended December 31				Six months ended December 31
(U.S. dollars in thousands,	2002		2001		2002		2001
except percents)	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales
Canadian and Corporate expenses
Payroll	$16,500	12.0	$14,406	10.6	$29,921	13.0	$27,053	12.0
Advertising	4,601	3.3	4,311	3.2	7,329	3.2	6,946	3.1
Rent	5,250	3.8	5,072	3.7	10,102	4.4	9,509	4.2
Taxes (other than income tax)	2,295	1.7	2,114	1.6	4,667	2.0	4,217	1.9
Telephone and utlities	983	0.7	812	0.7	1,951	0.8	1,671	0.7
Other	6,766	5.0	6,000	4.3	12,287	5.4	11,531	5.0

	$36,395	26.5	$32,715	24.1	$66,257	28.8	$60,927	26.9

SG&A expenses in U.S. dollars during the three months ended December 31, 2002 increased by $3,680,000 over the comparable quarter last year. This comparison was influenced by the effects of a stronger Canadian dollar. Measured at the same exchange rates, SG&A expense for the quarter increased by $3,436,000 or about 10%. Year to date, SG&A expenses have increased by $5,330,000 over the same period last year. Foreign exchange effects had a minimal impact on this comparison. Measured at the same exchange rates, SG&A expense for the six months ended December 31, 2002 increased by $5,386,000 or about 9%.

The following is a breakdown of the same-exchange-rate increases in SG&A expense during the three and six months ended December 31, 2002 over the comparable prior year periods:

(In thousands)	Quarter	Year to Date
Payroll	$1,981	$2,894
Advertising	259	379
Rent	142	597
Taxes (other than income taxes)	165	457
Telephone and utilities	165	285
Other	724	774

Increase	$3,436	$5,386

The increase in payroll for the quarter results primarily from the addition of a net 65 retail locations, including a net of 2 new RadioShack stores after closing eight unprofitable stores, 19 Rogers AT&T stores and 44 Battery Plus stores. Payroll costs in the distribution center also increased during the quarter as extra resources were added to ensure that the Company’s new distribution system, which had experienced some short-term implementation difficulties, kept stores in stock during the holiday selling season. Warehouse staff levels were cut back to more appropriate levels in late December. The increase in advertising expense was due to a reduction in vendor advertising support as a result of lower sales. The increase in rent was also attributable to the increase in retail square footage partially offset by a reduction in percentage rent, again as a result of lower comparable store sales. It should also be noted that the Company does not pay the rent on the Rogers AT&T stores. An increase in warehouse supplies due to the new distribution system and an increase in benefits resulting from higher payroll costs and enhancements to the Company’s benefit programs contributed to an increase in other SG&A expense during the quarter.

The SG&A percentage for the quarter was 26.5%, compared with a comparable 24.1% in the second quarter last year, an increase of 250 basis points. This increase is due to the Company’s sales performance being insufficient to compensate for its investment in additional stores, coupled with the additional unforeseen labor expenditures management believed were necessary to guarantee that the Company’s stores would be in stock for the holidays. For the six months ended December 31, 2002, the SG&A percentage was 28.8%, an increase of 190 basis points over the comparable prior year period. Management anticipates that the SG&A percentage will increase by 170 to 240 basis points in the third quarter as the estimated increase in sales will not be sufficient to offset the increase in SG&A expenses resulting from the Company’s investment in additional retail square footage.

Foreign Currency Transaction Gains / Losses

Foreign currency transaction losses were $3,000 during the second quarter of fiscal year 2003 compared with a gain of $156,000 for the comparable quarter last year. For the six months ended December 31, 2002 and 2001, foreign currency gains were $168,000 and $295,000, respectively.

Interest income and expense

Interest income for the quarter was $63,000 compared with $309,000 a year ago, reflecting excess cash on hand last year, as a portion of the proceeds on the sale of the Company’s Australian subsidiary were still on hand. Interest income for the six months end December 31, 2002 was $159,000, down from $1,035,000 last year. Interest expense for the quarter increased from $96,000 to $384,000, as it was not necessary for the Company to borrow under its operating line to finance the seasonal build-up of inventories last year. For the six months ended December 31, 2002, interest expense increased by $382,000 to $582,000. Management estimates that interest expense for the third quarter, net of interest income, will be approximately $300,000.

Provision for Income Taxes

The provision for income taxes for the quarter was $6,483,000, and consisted entirely of Canadian taxes on the profits of RadioShack Canada. The effective rate for the quarter was 43.4%. Last year, the provision for tax was $8,325,000, also consisting entirely of Canadian income taxes. The effective tax rate a year ago was also 43.4%. For the six months ended December 31, 2002, the effective tax rate was 43.9% compared with 45.2% last year. The effective rate of tax during the first six months of fiscal year 2002 was unusually high because a full valuation allowance was recorded against the deferred tax asset arising from certain components of the restructuring charge recorded during that period that were not tax deductible. The Company’s effective tax rate takes into consideration the fact that a portion of the Company’s corporate expenses are not tax deductible in Canada. These expenses are incurred evenly throughout the year. Consequently, their negative impact on the effective tax rate is more evident in a lower profit quarters. Taking this into consideration, management estimates that the effective tax rate for the third quarter will be approximately 50%.

Financial Condition

Most balance sheet accounts are translated from their values in local currency to U.S. dollars at the respective month end rates. The table below outlines the percentage change, to December 31, 2002, in the value of the

Canadian dollar as measured against the U.S. dollar:

Percentage increase from December 31, 2001	1.2
Percentage decrease from June 30, 2002	(3.5)

Cash and Short-term Investments

Cash and short-term investments at December 31, 2002 were $15,277,000. Net of the current and non-current portion of the Company’s long-term debt, the net balance at December 31, 2002 was $8,917,000. Cash and short-term investments at December 31, 2001 and June 30, 2002 were $70,739,000 and $14,699,000, respectively. There were no bank borrowings at either date. The reduction in the Company’s net cash resources results primarily from the purchase of the Company’s common stock under various share repurchase programs and the settlement of disputed tax balances with both the Canadian and United States tax authorities. Since December 31, 2001 of last year, the Company has spent over $53,000,000 in repurchasing its common stock and approximately $20,000,000 in resolving disputed tax balances. See Notes 5 and 8 to the Company’s consolidated Financial Statements.

Accounts Receivable

Accounts receivable were $25,523,000 at December 31, 2002 compared with $25,355,000 at December 31, 2001 and $12,903,000 at June 30, 2002. The increase from June 30, 2002 resulted from the seasonal build up of dealer receivables for the holiday selling season and seasonal increases in amounts due from vendors for various subscriber-based services, including activation income, residuals and sales-based volume rebates.

Inventories

Inventories at December 31, 2002 were $89,712,000, up from $86,789,000 a year ago. In local currency, this represents an increase of only 1.8%, notwithstanding a net addition of 65 additional retail locations. At June 30, 2002 inventories were $81,314,000. The increase from this level is partially attributable to an increase in retail square footage and partially due to the seasonal build up of inventories for the holiday season combined with a sales performance that fell short of plan. Inventories at December 31, 2002 are of good quality and management believes they will be sold through without the need for discounting.

Property and Equipment

Property and equipment at December 31, 2002 was $28,637,000 compared with $21,120,000 at December 31, 2001 and $29,604,000 at June 30, 2002. The increase from December 31, 2002 results primarily from the Company’s new warehouse and distribution system. During the six-month period ended December 31, 2002, additions to property and equipment were approximately equal to depreciation expenses. The net reduction in property and equipment from June 30 to December 31, 2002 is attributable to foreign currency effects.

Accounts payable

Accounts payable were $26,894,000 at December 31, 2002 compared to $25,348,000 at December 31, 2001 and $12,793,000 at June 30, 2002. The increase from June 30, 2002 is due to increased purchases for the holiday season as well as the fact that many of those purchases benefited from extended payment terms.

Accrued Expenses

Accrued expenses were $24,763,000 at December 31, 2002 compared with $23,253,000 at December 31, 2001 and $19,455,000 at June 30, 2002. The increase from the June 30, 2002 level is due primarily to the seasonal increase in certain sales-sensitive accruals.

Income Taxes Payable

Income taxes payable were $2,959,000 at December 30, 2002 compared with $24,832,000 at December 31, 2001 and $8,365,000 at June 30, 2002.

The reduction from December 30, 2001 is due in part to the payment of negotiated settlements of tax balances relating to prior years with both the Canadian and United States tax authorities. In addition, during fiscal years 1999 and 2001, the Company reached agreements with the Canadian tax authorities, settling substantially all of its remaining outstanding Canadian tax issues. Because of the age of these issues and the terms of the settlements, there were complex interest computations to be made. At June 30, 2002, final statements summarizing amounts owing had not been received. Management estimated that at June 30, 2002, the liability to settle all outstanding Canadian tax issues was approximately $11,000,000 to $13,000,000. In October 2002, a payment of approximately $7,300,000 was made in satisfaction of a significant portion of these issues. This payment was net of the application of an overpayment of fiscal year 2002 income taxes of approximately

$2,900,000, resulting in a reduction of the Company’s liability of approximately $10,200,000. Management estimates that its liability with respect to the remaining issues is approximately $2,000,000. Management further believes that it has a provision recorded sufficient to pay the estimated liability resulting from these issues; however, the amount ultimately paid could differ from management’s estimate.

The Company has one remaining issue in dispute with the Internal Revenue Service (“IRS”) in the United States. The Company disagrees with the position of the IRS on this issue and, on the advice of legal counsel, believes it has meritorious arguments in its defense and is in the process of vigorously defending its position. It is management’s determination that no additional provision need be recorded for this matter. However, should the IRS prevail in its position, the Company could potentially have an additional liability of approximately $2,100,000.

Liquidity and Capital Resources

Cash flows from operating activities during the six-month period ended December 31, 2002 generated $6,569,000 in cash, compared with $20,225,000 in cash during the comparable period last year. This reduction was due primarily to changes in working capital requirements. In the six months ended December 31, 2002, changes in working capital consumed $7,849,000 in cash. In the comparable prior period, working capital requirements generated $4,041,000 in cash. This variance is due primarily to changing inventory requirements and the payment of disputed tax balances. Net income, adjusted for non-cash items, generated $14,418,000 in cash during the six-month period ended December 31, 2002, compared with $16,184,000 a year ago.

Cash flow from investing activities consumed $3,359,000 and $5,174,000 in cash during the six-month periods ended December 31, 2002, and 2001 respectively. Additions to property and equipment were $2,035,000 lower during the first six months of fiscal year 2002 than during the corresponding prior year period.

During the six-month period ended December 31, 2002, cash flow from financing activities consumed $2,340,000 in cash compared with $28,552,000 during the first six months of fiscal year 2002. This reduction is attributable primarily to a decrease in the level of cash used to repurchase the Company’s common stock. In addition, the Company drew down on the term portion of its new credit facility to finance a seventh share repurchase program announced in October 2002. See Note 5 to the Company’s Consolidated Financial Statements. Borrowings under the revolving portion of this facility had no net effect on cash flow as all borrowings were repaid by December 31, 2002. A description of this new facility is set out below.

The Company’s principal sources of liquidity are its cash and short-term investments, its cash flow from operations and its banking facilities.

In December 2002 the Company’s Canadian subsidiary entered in a new credit facility (the “Credit Facility”) in the amount of C$85,000,000 (approximately $54,060,000 at December 31, 2002 exchange rates) with a major Canadian bank, replacing its existing asset-backed facility which had been in place since December 1997. The Credit Facility consists of two revolving renewable facilities and a five-year non-revolving term facility.

The first one-year renewable revolving facility is for C$30,000,000 (approximately $19,080,000 at December 31, 2002 rates of exchange.) This facility is intended for normal working capital requirements and is available throughout the year. The amount that can be used for letters of credit is limited to C$5,000,000 during fiscal year 2003 (approximately $3,180,000 at December 31, 2002 rates of exchange), increasing to C$8,000,000 and C$11,000,000 during fiscal years 2004 and 2005, respectively. Further increases of C$2,000,000 each are contemplated for fiscal years 2006 and 2007.

The second one-year renewable revolving facility is for C$45,000,000 (approximately $28,620,000 at December 31, 2002 rates of exchange.) This facility is for seasonal working capital requirements and is available only during the annual period of September 1 to January 31. This facility cannot be used for letters of credit and must be repaid in full each January 31.

Advances under these revolving facilities are limited to a borrowing base calculation tied to the Company’s accounts receivable and inventories. At December 31, 2002, no amounts were outstanding under either facility nor were any amounts committed in support of letters of credit. At December 31, 2002, C$73,983,000 (approximately $47,053,000 at December 31, 2002 rates of exchange) was available for use under these facilities.

The Credit facility also includes a five–year non-revolving term facility in the amount of C$10,000,000 (approximately $6,360,000 at December 31, 2002 rates of exchange.) This facility is intended for capital expenditures or the repurchase of the Company’s common stock. In December 2002, the Company drew down on this facility in full to finance the seventh share repurchase program announced in October 2002. Consequently, at December 31, 2002 C$10,000,000 (approximately $6,360,000 at December 31, 2002 rates of exchange) was outstanding under this facility. A repayment of C$2,000,0000 (approximately $1,272,000 at December 31, 2002 rates of exchange) is due December 17, 2003. Further repayments of C$2,000,000 are due on December 17, 2004 through December 17, 2007, inclusive.

The Credit Facility requires that the Company remain in compliance with certain financial ratios including the current ratio, fixed charge coverage ratio, tangible net worth and total adjusted debt to tangible net worth. The Company was in compliance with all of these covenants at December 31, 2002 and management does not anticipate any difficulty in remaining in compliance throughout the term of the facility. Borrowing rates under the facility range from Canadian prime plus 0.50% to prime plus 1.5%, based on the Company’s quarterly performance against predetermined fixed charge coverage ratios. Using the same criteria, the Company may borrow at Canadian bankers’ acceptance and LIBOR rates plus from 1.50% to 2.5%. Letters of credit are charged at rates ranging from 1.5% per annum to 2.5% per annum, using the same performance criteria. Using the same fixed charge coverage test, a standby fee of 0.25% to 0.50% is payable on the unused portion of the revolving credit facilities at that time.

Security granted by InterTAN Canada Ltd. to secure its obligations under the Credit Facility include a demand debenture with a face value of C$125,000,000, general security agreement, charge/mortgage on real property owned by it and a general assignment of accounts receivable. The obligations of InterTAN Canada Ltd. are further secured by a guarantee issued by InterTAN, Inc. of all future indebtedness, liability and obligations now or in the future owing by it to lenders under the Credit Facility.

The cost of establishing the Credit Facility, including professional fees and a loan origination fee were approximately C$1,000,000 (approximately $636,000 at December 31, 2002 exchange rates.) These costs have been allocated between the revolving and non-revolving facilities and will be amortized over the terms of the respective facilities.

Under the terms of the Company’s Merchandise Agreement with RadioShack U.S.A., purchase orders with Far Eastern suppliers must be supported, based on a formula set out in the Merchandise Agreement, by letters of credit issued by banks on behalf of InterTAN, by a surety bond, or backed by cash deposits. The Company has secured surety bond coverage from a major insurer (the “Bond”) in an amount not to exceed $6,000,000. Use of the Bond gives the Company greater flexibility in placing orders with Far Eastern suppliers by releasing a portion of the credit available under the Credit Facility for other purposes.

The Company’s primary uses of liquidity during the remainder of fiscal year 2003 will include the funding of capital expenditures, funding the repurchase of common stock and payments in settlement of tax issues.

Management estimates that capital expenditures in Canada during the remainder of fiscal 2003 will approximate $6,600,000. These expenditures relate primarily to investments in store assets, including new stores, renovating and relocating existing stores, store fixtures and equipment, and enhancements to management information systems. On October 11, 2002, the Company announced a seventh stock repurchase program under which management is authorized, subject to market conditions, to purchase up to an additional 1,065,000 shares, approximately 5% of the shares then outstanding. During the three months ended December 31, 2002, 594,000 shares were acquired under this plan at an aggregate cost of $4,171,000, or approximately $7.02 per share. While additional purchases under this program will depend on market conditions, management estimates that the program could require approximately $3,000,000 in cash during the balance of fiscal year 2003. In October 2002, a payment of approximately $7,300,000 was made in satisfaction of a significant portion of the Company’s remaining Canadian tax issues. See “Income Taxes Payable.” Management estimates that its liability with respect to the remaining issues is approximately $2,000,000 and anticipates that this amount will be paid during the second half of fiscal year 2003. Management projects that borrowings under the revolving portion of the Credit Facility will peak at approximately C$20,000,000 to C$25,000,000 ($12,700,000 to $15,900,000 at December 31, 2002 exchange rates) during the remainder of fiscal year 2003.

Management believes that the Company’s cash and short-term investments on hand and its cash flow from operations combined with its banking facilities and the Bond will provide the Company with sufficient liquidity to meet its planned requirements at least through the end of the term of the Credit Facility.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Inventory purchases

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

Management monitors the foreign exchange risk associated with its U.S. dollar open orders on a regular basis by reviewing the amount of such open orders, exchange rates, including forecasts from major financial institutions, local news and other economic factors. Based on this input, management decides whether or not to lock in the cost of a portion of those orders in advance of delivery by purchasing U.S. dollars or forward exchange rate contracts to be settled on or near the estimated date of inventory delivery. At December 31, 2002, U.S. dollar purchase orders totaled approximately $2,426,000. No U.S. dollars or foreign exchange contracts had been identified as hedges against this commitment. Consequently, a 10% decline in the value of the Canadian dollar would result in an increase in product cost of about $243,000. The incremental cost of such a decline in currency values, if incurred, would be reflected in higher cost of sales in future periods. In these circumstances, management would take product-pricing action, where appropriate.

Translation of financial results

The functional currency of the Company’s Canadian subsidiary is the Canadian dollar. However, the reporting currency of the Company on a consolidated basis is the U.S. dollar. Consequently, fluctuations in the value of the Canadian dollar have a direct effect on reported consolidated results. It is not possible for management to effectively hedge against the possible impact of this risk. Had the average value of the Canadian dollar been 10% lower during the second quarter of fiscal year 2003, sales and operating income would have been reduced by approximately $13,738,000 and $1,526,000, respectively.

Net investment in Canada

The Company’s net investment in Canada is recorded in U.S. dollars at the respective period-end rates. Changes in these rates will have a direct effect on the carrying value of this investment. The cumulative effect of such currency fluctuations is recorded in stockholders’ equity in accumulated other comprehensive loss. The Company’s net investment in Canada at December 31, 2002 was $89,191,000. If the Canadian dollar were to lose 10% of its value against the U.S. dollar, other comprehensive loss would increase by $8,919,000. The Company currently has no plans to hedge its investment in Canada.

Short-term interest rates

Until December 2002 the Company’s credit arrangements included an asset-backed revolving credit facility. This credit facility was replaced with a two new revolving credit facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” These banking arrangements, which are used primarily to finance inventory purchases, provide for interest on any short-term borrowings at rates determined with reference to the local “prime” or “base rates”. These rates are, therefore, subject to change for a variety of reasons that are beyond the Company’s control. During the second quarter of fiscal year 2003, average borrowings under the credit facilities were approximately C$36,545,000 (approximately $23,243,000 at the December 31, 2002 exchange rate) and interest paid on such advances was approximately C$541,000 (approximately $345,000). Interest on these Canadian borrowings was payable either at the Canadian 30 day bankers’ acceptance rate plus between 75 and 200 basis points or Canadian prime plus between 0 and 100 basis points. The average borrowing rate for the quarter was approximately 5.92%. Had the borrowing rate been 10% higher, management estimates that interest expense for the quarter would have increased by approximately $35,000. It has not been the Company’s policy to hedge against the risk presented by possible fluctuations in short-term interest rates.

The Company’s new credit facility also includes a C$10,000,000 (approximately $6,360,000 at December 31, 202 rates of exchange) non-revolving five-year term facility. The Company drew down the entire amount of this facility in December 2002. Interest rates on this facility range from Canadian prime plus 0.50% to prime plus 1.5% or Canadian bankers’ acceptance and LIBOR rates plus from 1.50% to 2.5%, based on the Company’s quarterly performance against predetermined fixed charge coverage ratios. Interest paid on this facility during the quarter was not material.

ITEM 4—CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a(c) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, within 90 days of the filing date of this quarterly Report on Form 10Q. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange

Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Act There were no significant changes in the Company’s internal controls or in other factors which could significantly affect these controls, since the date the controls were evaluated. There were no significant deficiencies or material weaknesses and, therefore, there were no corrective actions taken.

PART II—OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

The various matters discussed in Notes 8 and 9 to the Company’s Consolidated Financial Statements on page 11 and 12 of this Form 10-Q are incorporated herein by reference.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders held on November 10, 2002, James T. Nichols was re-elected to the Board of Directors. In such connection, Mr. Nichols received 17,269,968 votes “For” election and 856,387 votes were withheld. In total 21,319,839 shares were authorized to vote.

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

3(b)	Bylaws (Filed on Exhibit 3(b) to InterTAN’s Registration Statement on Form 10 and incorporated herein by reference).

3(b)(i)	Amendments to Bylaws through August 3, 1990(Filed as Exhibit 3(b)(i) to InterTAN’s Annual Report on Form 10-K for fiscal year ended

June 30, 1990 and incorporated herein by reference).

3(b)(ii)	Amendments to Bylaws through May 15, 1995 (Filed as Exhibit 3(b)(ii) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

3(b)(iii)	Amended and Restated Bylaws (filed as Exhibit 3(b)(iii) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1996 and incorporated herein by reference).

4(a)	Articles Fifth and Tenth of the Restated Certificate of Incorporation (included in Exhibit 3(a)).

4(b)	Rights Agreement between InterTAN, Inc. and Bank Boston, NA (filed as Exhibit 4 to the company’s Form 8-A filed on September 17, 1999 and incorporated herein by reference)

* 10 (a)	Credit Agreement dated as of December 17, 2002 between InterTAN Canada Ltd. and The Bank of Nova Scotia, as administrative agent and as lender.

* 99(a)	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 99(b)	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

b)	Reports on Form 8-K:

A Report on Form 8-K was filed on October 16, 2002 to report that on October 11, 2002 the Board of Directors had authorized management, subject to obtaining applicable securities regulators’ approval and market conditions, to repurchase up to 1,065,000 shares of the Company’s common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InterTAN, Inc.

(Registrant)

Date: February 12, 2003	By:	/s/ James P. Maddox
James P. Maddox
Vice-President and Chief Financial Officer (Principal Accounting Officer)

	By:	/s/ Brian E. Levy
Brian E. Levy
President and Chief Executive Officer (Authorized Officer)

Certification of Chief Executive Officer Pursuant to Section

302 of the Sarbanes-Oxley Act of 2002

In connection with this Quarterly Report of InterTAN, Inc. on Form 10Q for the three-month period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof, I Brian E. Levy, President and Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. ss. 1350 , as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

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

(6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Brian E. Levy
Brian E. Levy President and Chief Executive Officer
February	12, 2003

Certification of Chief Financial Officer Pursuant to Section

302 of the Sarbanes-Oxley Act of 2002

In connection with this Quarterly Report of InterTAN, Inc. on Form 10Q for the three-month period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof, I James P. Maddox, Vice President and Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. § 1350 , as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ James P Maddox
James P Maddox Vice President and Chief Financial Officer

February 12, 2003

InterTAN, Inc.

Form 10Q—Period Ended December 31, 2002

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

3(b)	Bylaws (Filed on Exhibit 3(b) to InterTAN’s Registration Statement on Form 10 and incorporated herein by reference).

3(b)(i)	Amendments to Bylaws through August 3, 1990 (Filed as Exhibit 3(b)(i) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1990 and incorporated herein by reference).

3(b)(ii)	Amendments to Bylaws through May 15, 1995 (Filed as Exhibit 3(b)(ii) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

3(b)(iii)	Amended and Restated Bylaws (filed as Exhibit 3(b)(iii) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1996 and incorporated herein by reference).

4(a)	Articles Fifth and Tenth of the Restated Certificate of Incorporation (included in Exhibit 3(a)).

4(b)	Rights Agreement between InterTAN, Inc. and Bank Boston, NA (filed as Exhibit 4 to the company’s Form 8-A filed on September 17, 1999 and incorporated herein by reference)

* 10 (a)	Credit Agreement dated as of December 17, 2002 between InterTAN Canada Ltd. and The Bank of Nova Scotia, as administrative agent and as lender.

* 99 (a)	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 99 (b)	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

b)	Reports on Form 8-K:

A Report on Form 8-K was filed on October 16, 2003 to report that on October 11, 2003 the Company’s Board of Directors had authorized management to repurchase up to 1,065,000 shares of the Company’s common stock.