Form 10-Q
period 2003-03-31
INTERTAN INC
filed 2003-05-14
CIK 803227

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 1-10062

InterTAN, Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-2130875
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

279 Bayview Drive Barrie, Ontario Canada	L4M 4W5
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (705) 728-6242

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒         No  ☐

At April 30, 2003, 20,542,220 shares of the registrant’s common stock, par value $1.00 per share, were outstanding.

INTRODUCTORY NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this Report on Form 10-Q constitute forward-looking statements that involve risks and uncertainties. The forward-looking statements include statements regarding:

•	The resolution of the Company’s dispute with the purchaser of its former subsidiary in Australia;
•	The outcome of various Australian, Canadian and United States income tax issues and the timing of payments related thereto;
•	The impact of the increase in the Company’s product assortment on future sales;
•	Estimates of future foreign exchange rates;
•	Management’s estimates of future sales growth and gross margin percentages;
•	Future levels of interest income and expense and income taxes;
•	The resolution of the collective agreement with the Company’s unionized employees at the Barrie distribution center;
•	The impact of the cost cutting initiatives undertaken during the third quarter on future selling, general and administrative expenses;

•	The ability of the Company’s inventory management program to manage the planned increase in the product assortment without a significant increase in inventory levels;

•	The impact on future cash flows of the eighth common stock repurchase program, planned capital expenditures and payments of income tax balances, including estimates of future borrowings under the Company’s revolving credit agreement;

•	The adequacy of the Company’s liquidity;
•	The adequacy of the indemnity obtained from the purchaser of the Company’s former subsidiary in the United Kingdom; and
•	Possible payments under indemnities provided to the purchaser of InterTAN Australia Ltd.

Important factors that could cause actual results to differ materially from those indicated in the forward-looking statements include, but are not limited to:

•	Rulings of Courts and the activities of government and regulatory bodies;
•	International political, military and economic conditions;
•	Interest and foreign exchange rate fluctuations;
•	Actions of United States and foreign taxing authorities, including computations of balances owing;
•	Changes in consumer demand and preference;
•	Consumer confidence;
•	Competitive products and pricing;
•	Availability of products;
•	Inventory risks due to shifts in market conditions;
•	Dependence on manufacturers’ product development;
•	The regulatory and trade environment;
•	The value of the Company’s common stock and the general condition of the stock market;
•	Real estate market fluctuations; and
•	Other risks indicated in InterTAN’s previously filed periodic reports with the Securities and Exchange Commission, including its Form 10-K for the 2002 fiscal year.

These risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

ITEM 1—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Operations

(U.S. dollars in thousands, except per share data)

(Unaudited)

	Three months ended March 31		Nine months ended March 31
	2003	2002	2003	2002
Net sales and operating revenues	$81,865	$82,678	$312,149	$308,874
Other income (loss)	(3)	1	(11)	(1)

	81,862	82,679	312,138	308,873
Operating costs and expenses:
Cost of products sold	49,162	49,662	190,932	187,418
Selling, general and administrative expenses	30,825	27,063	97,082	87,990
Depreciation and amortization	1,735	1,388	5,045	4,132
Restructuring charge	—	—	—	2,703

	81,722	78,113	293,059	282,243

Operating income	140	4,566	19,079	26,630
Foreign currency transaction gains (losses)	(131)	(33)	37	262
Interest income	64	266	223	1,301
Interest expense	(249)	(102)	(831)	(302)

Income (loss) before income taxes	(176)	4,697	18,508	27,891
Income taxes	228	2,294	8,433	12,774

Net income (loss)	$(404)	$2,403	$10,075	$15,117

Basic net income (loss) per average common share	$(0.02)	$0.10	$0.48	$0.58
Diluted net income (loss) per average common share	$(0.02)	$0.10	$0.47	$0.57

Average common shares outstanding	20,600	24,175	21,053	25,900
Average common shares outstanding assuming dilution	20,600	24,670	21,240	26,371

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

(U.S. dollars in thousands, except share amounts)

(Unaudited)

	March 31 2003	June 30 2002	March 31 2002
Assets
Current Assets
Cash and short-term investments	$10,915	$14,699	$36,601
Accounts receivable, less allowance for doubtful accounts	14,241	12,903	13,748
Inventories	87,240	81,314	82,497
Other current assets	1,966	1,300	1,975
Deferred income taxes	1,417	1,374	2,174

Total current assets	115,779	111,590	136,995
Property and equipment, less accumulated depreciation and amortization	30,667	29,604	22,438
Other assets	659	328	336
Deferred income taxes	3,731	3,580	2,878

Total Assets	$150,836	$145,102	$162,647

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$19,064	$12,793	$13,227
Accrued expenses	13,509	19,445	15,726
Income taxes payable	3,081	8,365	15,446
Long-term bank indebtedness—current portion	1,361	—	—
Obligation under capital leases—current portion	187	164	—
Deferred service contract revenue—current portion	6,810	6,226	5,656

Total current liabilities	44,012	46,993	50,055
Long-term bank indebtedness—non-current portion	5,442	—	—
Oligation under capital leases—non-current portion	390	384	—
Deferred service contract revenue—non current portion	5,387	4,975	4,896
Other liabilities	4,501	4,304	2,400

Total liabilities	59,732	56,656	57,351

Stockholders’ Equity

Preferred stock, no par value, 1,000,000 shares authorized, none issued or outstanding	—	—	—
Common stock, $1 par value, 40,000,000 shares authorized, 32,360,375, 32,091,097 and 31,857,135, respectively, issued	32,360	32,091	31,857
Additional paid-in capital	159,311	157,684	155,932
Common stock in treasury, at cost, 11,857,093, 10,337,243 and 8,518,692 shares, respectively	(123,760)	(111,527)	(89,182)
Retained earnings	37,395	27,320	28,869
Accumulated other comprehensive loss	(14,202)	(17,122)	(22,180)

Total stockholders’ equity	91,104	88,446	105,296

Commitments and contingencies (See Notes 8 and 9)
Total Liabilities and Stockholders’ Equity	$150,836	$145,102	$162,647

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

(Unaudited)

	Nine months ended March 31
	2003	2002
Cash flows from operating activities:
Net income	$10,075	$15,117
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,045	4,132
Stock-based compensation	877	1,013
Other	36	16

Cash provided by (used in) assets and liabilities:
Accounts receivable	(960)	(1,708)
Inventories	(3,071)	3,228
Other current assets	(665)	(897)
Accounts payable	5,558	(5,881)
Accrued expenses	(6,603)	2,572
Income taxes payable	(5,250)	(8,345)
Deferred service contract revenue	606	972

Net cash provided by operating activities	5,648	10,219

Cash flows from investing activities:
Additions to property and equipment	(4,779)	(7,902)
Proceeds from sales of property and equipment	61	124
Other investing activities	(154)	(372)

Net cash used in investing activities	(4,872)	(8,150)

Cash flows from financing activities:
Short-term bank borrowings	47,796	—
Repayments of short-term bank borrowings	(48,224)	—
Long-term bank indebtedness	6,803	—
Proceeds from issuance of common stock to employee plans	978	1,203
Proceeds from exercise of stock options	43	2,394
Repayment of obligation under capital leases	11	—
Purchase of treasury stock	(12,233)	(53,567)

Net cash used in financing activities	(4,826)	(49,970)

Effect of exchange rate changes on cash	266	(1,731)

Net decrease in cash and short-term investments	(3,784)	(49,632)
Cash and short-term investments, beginning of the period	14,699	86,233

Cash and short-term investments, end of the period	$10,915	$36,601

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1    Basis of Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, “Interim Financial Statements”, and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with accounting principles and practices (including consolidation practices) as reflected in InterTAN, Inc.’s (“InterTAN” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2002, and, in the opinion of the Company, include all adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2003 and 2002 and the results of its operations for the three and nine months ended March 31, 2003 and 2002 and its cash flows for the nine months ended March 31, 2003 and 2002. Such adjustments are of a normal and recurring nature. Operating results for the three and nine months ended March 31, 2003 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

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

In November of 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”

(“EITF 02-16”), effective for new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. EITF 02-16 addresses the accounting for cash consideration given to a reseller of a vendor’s products from a vendor. EITF 02-16 indicates that, generally, cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer’s income statement unless that presumption can be overcome. The presumption can be overcome when the consideration is either (i) a payment for assets or services delivered to the vendor, in which case the consideration can be recorded as revenue, or (ii) a reimbursement of specific, incremental, identifiable costs incurred by the Company to sell the vendor’s products, in which case the cash consideration should be characterized as a reduction of that cost. The Company indends to adopt EITF 02-16 during the fourth quarter of fiscal year 2003 as a cumulative change in accounting policy. Management is in the process of evaluating the effects of this new standard on the Company’s consolidated financial statements.

In January 2003, the FASB issued Financial Accounting Standards No. 148 (“FAS 148”)—“Accounting for Stock-Based Compensation—Transition and Disclosure”. FAS 148 gives entities that elect to adopt the fair market value method of accounting for stock options granted to employees provided for in FAS 123 three alternative transitional accounting methods. In addition, the opportunity to apply the fair market value method only to options granted after the adoption of the standard will not be available for fiscal years beginning after December 31, 2003. FAS 148 also provides that certain pro-forma and other information regarding stock options which is currently required only in an entities annual financial statements will now be required in interim reports as well. FAS 148 is effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company currently uses the intrinsic value method of accounting for compensation expense related to stock options granted to employees and directors and currently has no plans to change its method of accounting for such expense as contemplated in FAS 123 and FAS 148.

Because the Company uses the intrinsic value method of accounting for compensation expense related to stock options granted to employees and directors and because, with the exception of certain options granted to directors during fiscal year 1999, the exercise price of the stock options granted is equal to the market price of the common stock on the date of grant, compensation expense has typically not been recognized upon the grant of stock options. Had the Company adopted the fair value method of recognizing stock-based compensation, the estimated fair value of the options granted would have been amortized to compensation expense over the vesting period. Pro forma information is presented below for the three and nine months ended March 31, 2003 and 2002 as if the Company had adopted the fair value method.

(U.S. dollars, in thousands, except per share amounts)	Three months ended March 31		Nine months ended March 31
	2003	2002	2003	2002
Net income (loss) as reported	$(404)	$2,403	$10,075	$15,117
Stock-based compensation expenses included in reported net income (loss), net of related tax effects	—	32	57	224
Total stock-based compensation expenses determined under fair value method for all awards, net of related tax efffects	(181)	(376)	(634)	(1,217)

Pro forma net income (loss)	$(585)	$2,059	$9,498	$14,124

Net income (loss) per common share
Basic – as reported	$(0.02)	$0.10	$0.48	$0.58

Basic – pro-forma	$(0.03)	$0.09	$0.45	$0.55

Diluted – as reported	$(0.02)	$0.10	$0.47	$0.57

Diluted – pro forma	$(0.03)	$0.08	$0.45	$0.55

Note 3    Bank Debt

In December 2002 the Company’s Canadian subsidiary entered in a new credit facility (the “Credit Facility”) in the amount of C$85,000,000 (approximately $57,826,000 at March 31, 2003 exchange rates) with a major Canadian bank, replacing its existing asset-backed facility which had been in place since December 1997. The Credit Facility consists of two revolving renewable facilities and a five-year non-revolving term facility.

The first one-year renewable revolving facility is for C$30,000,000 (approximately $20,409,000 at March 31, 2003 rates of exchange.) This facility is intended for normal working capital requirements and is available throughout the year. The amount that can be used for letters of credit is limited to C$5,000,000 during fiscal year 2003 (approximately $3,402,000 at March 31, 2003 rates of exchange), increasing to C$8,000,000 and C$11,000,000 during fiscal years 2004 and 2005, respectively. Further increases of C$2,000,000 each are contemplated for fiscal years 2006 and 2007.

The second one-year renewable revolving facility is for C$45,000,000 (approximately $30,614,000 at March 31, 2003 rates of exchange.) This facility is for seasonal working capital requirements and is available only during the annual period of September 1 to January 31. This facility cannot be used for letters of credit and must be repaid in full each January 31.

Advances under these revolving facilities are limited to a borrowing base calculation tied to the Company’s accounts receivable and inventories. At March 31, 2003, no amounts were outstanding under either facility, nor were any amounts committed in support of letters of credit. At March 31, 2003, C$30,000,000 (approximately $20,409,000 at March 31, 2003 rates of exchange) was available for use under these facilities.

The Credit facility also includes a five–year non-revolving term facility in the amount of C$10,000,000 (approximately $6,803,000 at March 31, 2003 rates of exchange.) This facility is intended for capital expenditures or the repurchase of the Company’s common stock. In December 2002, the Company drew down on this facility in full to finance the seventh share repurchase program announced in October 2002. Consequently, at March 31, 2003 C$10,000,000 (approximately $6,803,000 at March 31, 2003 rates of exchange) was outstanding under this facility. A repayment of C$2,000,000 (approximately $1,361,000 at

March 31, 2003 rates of exchange) is due December 17, 2003. Further repayments of C$2,000,000 are due on December 17, 2004 through December 17, 2007, inclusive.

The Credit Facility requires that the Company remain in compliance with certain financial ratios including the current ratio, fixed charge coverage ratio, tangible net worth and total adjusted debt to tangible net worth. The Company was in compliance with all of these covenants at March 31, 2003 and management does not anticipate any difficulty in remaining in compliance with these covenants based on the current forecast for fiscal year 2004. Borrowing rates under the facility range from Canadian prime plus 0.50% to prime plus 1.5%, based on the Company’s quarterly performance against predetermined fixed charge coverage ratios. Using the same criteria, the Company may borrow at Canadian bankers’ acceptance and LIBOR rates plus from 1.50% to 2.5%. Letters of credit are charged at rates ranging from 1.5% per annum to 2.5% per annum, using the same performance criteria. Using the same fixed charge coverage test, a standby fee of 0.25% to 0.50% is payable on the unused portion of the revolving credit facilities at that time.

Security granted by InterTAN Canada Ltd. to secure its obligations under the Credit Facility include a demand debenture with a face value of C$125,000,000 ($85,038,000 at March 31, 2003 rates of exchange), general security agreement, charge/mortgage on real property owned by it and a general assignment of accounts receivable. The obligations of InterTAN Canada Ltd. are further secured by a guarantee issued by InterTAN, Inc. of all future indebtedness, liability and obligations now or in the future owing by it to lenders under the Credit Facility.

The cost of establishing the Credit Facility, including professional fees and a loan origination fee were approximately C$1,000,000 (approximately $680,000 at March 31, 2003 exchange rates.) These costs have been allocated between the revolving and non-revolving facilities and will be amortized over the terms of the respective facilities.

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

The following is a summary of activity within the restructuring reserve during the nine months ended March 31, 2003:

(U.S. dollars in thousands)	Balance June 30 2002	Paid	Balance March 31 2003
Retirement, severance and other compensation costs	$1,767	$388	$1,379

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

Note 5    Treasury Stock Repurchase Program

By June 30, 2002, the Company had completed five previously announced share repurchase programs. In addition, a sixth repurchase plan, announced in June 2002 had been partially completed. In total, under all six plans, 10,216,400 shares had been acquired by June 30, 2002 for total consideration of $110,045,000. During the first quarter of fiscal year 2003, a further 454,850 shares were acquired under the sixth plan at an aggregate cost of $4,957,904, or approximately $10.90 per share. On October 11, 2002, the Company announced a seventh stock repurchase program under which management is authorized, subject to market conditions, to purchase up to an additional 1,065,000 shares, approximately 5% of the shares then outstanding. During the three months ended December 31, 2002, 594,000 shares were acquired under this plan at an aggregate cost of $4,171,000, or approximately $7.02 per share. This program was completed during the three months ended March 31, 2003, with an additional 471,000 shares being acquired at an aggregate cost of $3,105,000. The average cost of all shares acquired under the seventh stock repurchase program was approximately $6.83 per share. On April 22, 2003, the Company announced an eight stock repurchase program under which management is authorized, subject to regulatory approval and market conditions, to purchase approximately 5% of the Company’s common shares then outstanding.

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

Basic and diluted net income (loss) per average common share and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is set out below:

	Three months ended March 31
(U.S.dollars in thousands, except for per share data)	2003			2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$(404)			$2,403

Basic EPS
Income (loss) available to common stockholders	$(404)	20,600	$(0.02)	$2,403	24,175	$0.10

Effect of Dilutive Securities
Stock options	—	—		—	495

Diluted EPS
Income (loss) available to common stockholders including assumed conversions	$(404)	20,600	$(0.02)	$2,403	24,670	$0.10

	Nine months ended March 31
(U.S.dollars in thousands, except for per share data)	2003			2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$10,075			$15,117

Basic EPS
Income available to common stockholders	$10,075	21,053	$0.48	$15,117	25,900	$0.58

Effect of Dilutive Securities
Stock options	—	187		—	471

Diluted EPS
Income available to common stockholders including assumed conversions	$10,075	21,240	$0.47	$15,117	26,371	$0.57

At March 31, 2003 and 2002, the Company’s directors and employees held options to purchase 940,333 and 1,310,296 common shares, respectively, at prices ranging from $2.4792 to $14.75. During the three months ended March 31, 2003 and 2002, all but 565,081 and 13,472 of such options were considered in calculating diluted EPS. These options were excluded because the option exercise price was greater than the average market price of the Company’s common stock during such periods. The dilutive effect of these options in future periods will depend on the average price of the Company’s common stock during such periods.

Note 7    Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income (loss) includes net income (loss), unrealized gains (losses) on foreign currency contracts designated as cash flow hedges and the net change in foreign currency translation effects. The comprehensive income for the three months ended March 31, 2003 and 2002 was $5,483,000 and $2,122,000, respectively. For the nine month-periods ended March 31, 2003 and 2002, comprehensive income was $12,995,000 and $9,944,000, respectively.

Note 8    Income Taxes

The provision for income taxes for the three-month period ended March 31, 2003 was $228,000, representing Canadian income tax on the profits of the Company’s Canadian subsidiary. These taxes are payable notwithstanding the fact that the corporate expenses of the parent company resulted in a consolidated loss. The provision for income taxes for the nine-month period ended March 31, 2003 was $8,433,000, again representing Canadian income tax on the profits of the Company’s Canadian subsidiary. For the three and nine-month periods ended March 31, 2002, the provision was $2,294,000 and $12,774,000, respectively.

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

Note 9    Product Warranties

Products sold in the Company’s stores typically carry a one-year warranty covered by the product manufacturer. Accordingly, the Company does not provide for the expected warranty costs. The Company also offers extended warranty plans to its customers. These contracts extend the warranty period beyond the original warranty period provided by the manufacturer and provide enhanced benefits. The term of these contracts, including the original warranty period, is typically three years. As the Company is the primary obligor on these contracts, all revenue on the sale of extended warranty plans is deferred and is amortized on a straight-line basis, over the term of the contract. The Company has certain recourse for a portion of the obligation against the manufacturer during the one-year warranty period covered by such manufacturer. The Company pays its sales associates a specific commission on the sale of extended warranty plans. These costs are also deferred and expensed ratably over the term of the contracts. Actual warranty costs are expensed as incurred. The following is a summary of the activity in the deferred revenue and deferred charge accounts during the three and six-month periods ended March 31, 2003:

	Three months ended March 31, 2003
(U.S. dollars, in thousands)	Balance December 31 2002	Additions	Amortized to Income	Foreign Currency Effects	Balance March 31 2003
Deferred revenue	$13,904	$1,864	$(2,311)	$1,018	$14,475
Deferred costs	(2,090)	(413)	370	(145)	(2,278)

	$11,814	$1,451	$(1,941)	$873	$12,197

	Nine months ended March 31, 2003
(U.S. dollars, in thousands)	Balance June 30 2002	Additions	Amortized to Income	Foreign Currency Effects	Balance March 31 2003
Deferred revenue	$13,317	$6,675	$(6,605)	$1,088	$14,475

Deferred costs	(2,116)	(1,063)	1,046	(145)	(2,278)

	$11,201	$5,612	$(5,559)	$943	$12,197

Note 10    Commitments and Contingencies

In connection with the sale of its former United Kingdom subsidiary during fiscal year 1999, the Company remains contingently liable as guarantor of certain leases of InterTAN U.K. Limited. At March 31, 2003 the remaining lease obligation assumed by the purchaser and guaranteed by the Company was approximately $15,000,000 and the average remaining life of such leases was approximately 4 years. If the purchaser were to default on the lease obligations, management believes the Company could reduce the exposure through assignment, subletting and other means. The Company has obtained an indemnity from the purchaser for an amount equal to management’s best estimate of the Company’s potential exposure under these guarantees. At March 31, 2003, the amount of this indemnity was approximately £4,000,000 (approximately $6,300,000 at March 31, 2003 exchange rates.) The amount of this indemnity declines over time as the Company’s risk diminishes. It will be reduced to £3,000,000 in January 2004 and by a further £1,000,000 each succeeding January, until it is reduced to zero in January 2007.

In April 2001, the Company sold its Australian subsidiary. The gain on disposal reported in fiscal year 2001 was based on management’s calculation of certain adjustments to be paid following completion of the sale. The purchaser has advised the Company that it disagrees with management’s calculation of those adjustments and has commenced legal action in support of its claim. Management believes that its calculation of the adjustments is appropriate and that there are strong arguments against the position adopted by the purchaser. The Company is in the process of vigorously defending its position. Should the purchaser prevail in this dispute, the Company would have an additional liability of approximately $2,500,000 at March 31, 2003 exchange rates.

Under the terms of the sale agreement, during the two-year period following the sale, which ends April 30, 2003, the Company indemnified the purchaser against any inaccuracies in the financial statements of the former Australian subsidiary as of the date of sale relating to tax matters. This indemnity has a limit of A$4,000,000 (approximately $2,400,000 at March 31, 2003 exchange rates). To date, no claims have been made under this tax indemnity.

Management believes there are authoritative arguments in support of the position that the gain on the sale of the Australian subsidiary is exempt from Australian capital gains tax by virtue of the tax treaty between the United States and Australia, and, accordingly, no Australian tax was recorded with respect to the sale. However, there can be no assurance that the Australian tax authorities will not challenge this position. If Australian tax were to apply to the gain on sale, the Company would have an additional liability of approximately $8,500,000, at March 31, 2003 rates of exchange, which the Company would vigorously dispute.

During the second quarter of fiscal year 2003, a claim was made by a former employee for damages for wrongful dismissal in the amount of approximately $900,000. The Company believed that the possible range of loss in this matter, if any, was substantially less than the amount claimed, and made adequate provision in the second quarter for its best estimate of any liability that might ultimately arise from this matter. This claim was settled during the third quarter for an amount within the Company’s range of estimate and in an amount less than half of the amount originally claimed. The Company reversed an immaterial portion of this reserve into income during the third quarter.

Apart from this matter and the issues discussed in Note 8, there are no material pending proceedings or claims, other than routine matters incidental to the Company’s business, to which the Company or any of its subsidiaries is a party, or to which any of its property is subject.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

InterTAN, Inc. (the “Company” or “InterTAN”) is engaged in the sale of consumer electronics products, primarily through company-operated retail stores and dealer outlets in Canada. The Company’s retail operations are conducted through a wholly owned subsidiary, InterTAN Canada Ltd., which operates most of its retail units under the trade name “RadioShack.” The “RadioShack” trade name is used under license from RadioShack Corporation (“RadioShack U.S.A.”). In addition, the Company has entered into an agreement in Canada with Rogers Wireless Inc. (“Rogers”) under which Rogers has outsourced the operation of certain of its wireless telecommunications stores (“Rogers AT&T” stores) to the Company. At March 31, 2003, 77 Rogers AT&T stores were in operation. During the fourth quarter of fiscal year 2002, the Company acquired selected assets of Battery Plus, a retailer of batteries and other specialty consumer electronics products. At March 31, 2003, 42 Battery Plus stores were in operation.

Comparability of results for the nine-month period ended March 31, 2003 with the prior year

There were two special charges in the first quarter of fiscal year 2002 that significantly impacted the Company’s results of operations and affected the comparability of reported results for the nine months ended March 31, 2002 with the results for the first nine months of fiscal year 2003.

During the first quarter of fiscal year 2002, the Company recorded a restructuring charge of $2,703,000. See “Restructuring Charge”. During the first quarter of the prior year, the Company also expensed costs aggregation $510,000, primarily professional fees and related expenses, incurred in connection with a study of various alternatives to enhance shareholder value. Management estimates that the tax provision for the quarter was reduced by approximately $1,030,000 as a result of the deductibility for tax purposes of a portion of the restructuring costs. The comparability of results for the three months ended March 31, 2003 and 2002 are unaffected by these charges.

The tables below reflect the Company’s operating income and net income for the nine-month periods ended March 31, 2003 and 2002, adjusted to eliminate the restructuring charge and the professional fees during the nine-month period ended March 31, 2002:

	Nine months ended March 31
(U.S. dollars in thousands, except per share amounts)	2003	2002
Operating income	$19,079	$26,630
Adjustments
Restructuring charge	—	2,703
Professional fees	—	510

Operating income as adjusted	$19,079	$29,843

Net income	$10,075	$15,117
Adjustments
Restructuring charge	—	2,703
Professional fees	—	510
Income taxes	—	(1,030)

Net income as adjusted	$10,075	$17,300

Operating income and Net income as adjusted are presented here to provide additional information about the Company’s operations. These measures are intended to enhance the comparability of InterTAN’s core operating results only and are in addition to, but not as a substitute for, net income, cash flow from operating activities and other measures of financial performance, which are prepared in accordance with generally accepted accounting principles, as an indicator of operating performance or as a measure of liquidity. The terms “operating income as adjusted” and “net income as adjusted” as used by the Company may differ in method of calculation and thus not comparable to similarly titled measures used by other entities.”

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

The following is a summary of activity within this reserve during the first nine months of fiscal year 2003:

(U.S. dollars in thousands)	Balance June 30 2002	Paid	Balance March 31 2003
Retirement, severance and other compensation costs	$1,767	$388	$1,379

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

Foreign Exchange Effects

Profit and loss accounts, including sales, are translated from local currency values to U.S. dollars at monthly average exchange rates. During the third quarter of fiscal year 2003, the Canadian dollar was 5.7% stronger against the U.S. dollar relative to the comparable value during the second quarter of the prior year. As a result, the same local currency amounts in Canada translated into more U.S. dollars as compared with the prior year. For example, if local currency sales in Canada in the third quarter of fiscal year 2003 were the same as those in the third quarter of the prior year, the fiscal year 2003 income statement would reflect a 5.7% increase in sales when reported in U.S. dollars. For the nine months ended December 31, 2002, the Canadian dollar was 1.5% stronger against the U.S. dollar than during the comparable period last year. Management has built its plans for the fourth quarter using an estimated exchange rate for the Canadian dollar of $0.66.

Sales Outlets

The Company’s sales outlets by type is summarized in the following table:

	June 30 2002	Opened	Closed	March 31 2003	March 31 2002
Company-operated	488	14	10	492	486
Rogers AT&T	66	12	1	77	61
Battery Plus	42	2	2	42	—
Dealer	367	15	35	347	368

	963	43	48	958	915

Net Sales and Operating Revenues

Sales for the three months ended March 31, 2003 in U.S. dollars were $81,865,000. In Canadian dollars, this represented a total sales decline of 6% over the comparable prior year quarter. Comparable store sales, however, declined by 10% over the prior-year quarter. This difference is explained primarily by the addition of 16 new Rogers AT&T stores and the acquisition of 42 Battery Plus stores. On a net basis, the Company also had 6 more company-operated RadioShack stores than at the same time last year. Sales, measured in U.S. dollars declined by only 1%, reflecting a Canadian dollar that was about 6% stronger than during the third quarter last year.

Sales of digital cameras continued to grow at a significant pace during the third quarter, posting an increase of 66% over the prior year. Sales of wireless products were up 13%, with a 17% increase in unit sales. Importantly, this positive result reflects the emphasis that management continues to place on the sale of more profitable core phones. Sales of audio/video products, including home theatre, and batteries showed high single digit growth and sales of video games were flat with the third quarter last year.

All other categories experienced sales declines, with several being in the double-digit range. The trend towards soft computer and home satellite sales experienced in recent quarters continued. Sales of CPU’s and monitors were off 36% from the prior year, with sales of related accessories and software also down 10% and 26%, respectively. While satellite sales declined by 25%, much of this reduction was pricing related, as unit sales were off only 13%. Sales declines were also experienced in FRS radios and other communications products, personal electronics, landline telephones, parts and accessories and toys. Sales of low-margin cellular air time cards were also down, again reflecting the Company’s emphasis on the sale of more profitable core systems. Management believes that an unusually severe winter, in particular in Central and Eastern Canada, and consumer caution, resulting from a variety of factors, contributed to a sales performance for the quarter that fell short of management’s expectations. Management further believes that, in some categories, the reduction of assortments undertaken last summer had a negative impact on sales and profits and is taking aggressive steps to augment many segments of the Company’s product line.

After the sale compensation for the quarter in the form of residuals and sales-based volume rebates declined in local currency by about 13% over the comparable prior year quarter. While residual income increased by 21%, the effects of this increase were substantially offset by a 39% decline in sales-based volume rebates and other bonuses, primarily as a result of a reduction in performance based bonuses. After-the sale compensation continues to be an important part of the Company’s business, representing 2% of gross revenue for the quarter.

For the nine months ended March 31, 2003 sales in U.S. dollars were $312,149,000. Measured in Canadian dollars, this represented a decrease of less than 1% over the prior year. Comparable store sales, however, declined by 4.2%, reflecting a net increase of 64 company-operated retail outlets as discussed above. In U.S. dollars, total sales increased by about 1%, as a result of a stronger Canadian dollar. Individual category performance was comparable to that of the quarter.

Management anticipates that sales for the fourth quarter, measured in local currency will decline by 4% to 6%, reflecting, in part, a continued soft market for desk top computers and home satellite systems. In an effort to grow sales and profits, management has reviewed the Company’s product assortment and plans to add over 1,000 new items over the next several months. Emphasis will be placed on unique and unusual items that historically have differentiated the Company from its competitors. Management believes that the effect of these assortment changes will not yield their peak impact on sales and profits until the first quarter of fiscal year 2004.

The Company’s collective agreement with its unionized workforce at its Barrie distribution center expired April 30, 2003. Management and union representatives are actively involved in the contract resolution process and management is hopeful that this matter can be resolved without an adverse effect on the business. Management has what it believes to be appropriate contingency plans in the event that the process fails to result in a satisfactory resolution. The estimate of sales for the fourth quarter set out above does not take into consideration any impact that an unsatisfactory conclusion of these negotiations could have.

Gross Profit

In U.S. dollars, gross profit dollars for three and nine months ended March 31, 2003 decreased by $313,000 and $239,000, respectively. The following analysis summarizes the components of the changes in gross profit dollars for the third quarter of fiscal year 2003 and for the nine months ended March 31, 2003 from the comparable prior year periods:

(U.S. dollars in thousands)	Quarter	Year to Date
Decrease in sales	$(2,213)	$(656)
Increase (decrease) in gross margin percentage	39	(1,525)
Foreign currency effects	1,861	1,942

	$(313)	$(239)

For the past several quarters, the Company has experienced pressure on its gross margin percentage, primarily as a result of a shift in consumer demand towards products, primarily digital and other branded goods, most of which carry margins below the Company’s traditional levels. This trend began to improve during the second quarter when InterTAN reported a gross margin percentage that was within 20 basis points of the prior year. Further improvement occurred during the third quarter such that the gross margin for the three months ended March 31, 2003 was flat with the prior year at 39.9%. Lower PC and satellite sales as a portion of the sales mix was a contributing factor to this improvement. The gross margin percentage for the nine months ended March 31, 2003 was 38.8%, down 50 basis points from the comparable period a year ago.

During the fourth quarter of fiscal year 2003, management anticipates that the gross margin percentage could improve by 500 to 550 basis points, with approximately 400 basis points of that improvement attributable to the effects of a special inventory charge of $3,500,000 recorded in the fourth quarter last year. Part of this improvement is expected to be attributable to the introduction of some of the new products described earlier. These products will typically carry higher margins than other products in the assortment. Continued soft computer sales, at least in the near term and mature satellite sales will also contribute to the improvement in the margin percentage.

Selling, General and Administrative Expenses

The following table provides a breakdown of selling, general and administrative expense (“SG&A”) by major category:

	Three months ended March 31				Nine months ended March 31
	2003		2002		2003		2002
(U.S. dollars in thousands, except percents)	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales
Payroll	$13,625	16.6	$11,693	14.1	$43,546	14.0	$38,746	12.5
Advertising	2,932	3.6	2,642	3.2	10,261	3.3	9,588	3.1
Rent	5,014	6.1	4,345	5.3	15,054	4.8	13,854	4.5
Taxes (other than income tax)	2,457	3.0	2,288	2.8	7,124	2.3	6,505	2.1
Telephone and utilities	1,058	1.3	943	1.1	3,010	1.0	2,614	0.8
Other	5,739	7.0	5,152	6.2	18,087	5.8	16,683	5.5

	$30,825	37.7	$27,063	32.7	$97,082	31.2	$87,990	28.5

SG&A expenses in U.S. dollars during the three months ended March 31, 2003 increased by $3,762,000 over the comparable quarter last year. This comparison was influenced by the effects of a stronger Canadian dollar. Measured at the same exchange rates, SG&A expense for the quarter increased by $2,010,000 or about 7%. Year to date, SG&A expenses have increased by $9,092,000 over the same period last year. Measured at the same exchange rates, SG&A expense for the nine months ended March 31, 2003 increased by $7,687,000 or about 9%.

The following is a breakdown of the same-exchange-rate increases in SG&A expense during the three and nine months ended March 31, 2003 over the comparable prior year periods:

(In thousands)	Quarter	Year to Date
Payroll	$1,293	$4,187
Advertising	(204)	541
Rent	501	961
Taxes (other than income taxes)	41	498
Telephone and utilities	62	347
Other	317	1,153

Increase	$2,010	$7,687

The Company has invested significantly in its infrastructure in the last twelve months. As indicated earlier, the Company added a net 64 additional retail locations since March 31 of last year, including a net of 6 new RadioShack stores after closing ten unprofitable locations, 16 Rogers AT&T stores and a net 42 Battery Plus stores. These new retail outlets resulted in higher payroll costs, both in-store and in retail support functions as well as in increased rent and occupancy costs during both the three and nine-month periods ended March 31, 2003. Payroll costs in the distribution center also experienced a temporary increase during the third quarter, as extra resources were added through mid-February to realign inventory levels after the holiday selling season. Higher costs in the warehouse also contributed to the increase in payroll costs for the nine months ended March 31, 2003 as extra resources were added to ensure that the Company’s new distribution system, which had experienced some short-term implementation difficulties, kept stores in stock during the holiday selling season. Warehouse staff levels have now been cut back to levels less than at the same time a year ago, reflecting the successful installation of the Company’s new distribution system.

The SG&A percentage for the quarter was 37.7%, compared with 32.7% in the third quarter last year, an increase of 500 basis points. Year to date, the SG&A percentage increased by 270 basis points to 31.2%. These increases are primarily due to the Company’s sales performance being insufficient to compensate for the effects of its investment in additional stores.

Management has recently taken steps to bring the Company’s cost structure more in line with a model that accommodates a lower rate of sales growth. These initiatives involved a reduction of the field sales force by culling the ranks of less productive staff as well as the elimination of various non-selling positions. Management does not believe the full benefit of these staff reductions will be experienced until the first quarter of fiscal year 2004, as the fiscal year 2003 fourth quarter benefit will be partially offset by severance costs.

Foreign Currency Transaction Losses

Foreign currency transaction losses were $131,000 during the third quarter of fiscal year 2003 compared with losses of $33,000 for the comparable quarter last year. For the nine months ended March 31, 2003, foreign currency transaction gains were $37,000, compared with gains of $262,000 during the prior year.

Interest income and expense

Interest income for the quarter was $64,000 compared with $266,000 a year ago, reflecting excess cash on hand last year, as a portion of the proceeds on the sale of the Company’s Australian subsidiary were still on hand. Interest income for the nine months end March 31, 2003 was $223,000, down from $1,301,000 last year. Interest expense for the quarter increased from $102,000 to $249,000. While no borrowings under the Company’s credit facility took place last year, this year the Company borrowed during the third quarter under both the revolving and term portions of its new credit facility to finance the payment of trade payables arising during the holiday selling season and to finance the repurchase of common stock. The revolving portion of the facility was repaid in full by quarter end. For the nine months ended March 31, 2003, interest expense increased to $831,000 from $302,000. In addition to the third quarter borrowings described above, the Company also borrowed during the second quarter to finance the seasonal build-up of inventories. No such borrowings were necessary in the prior year. Management estimates that interest expense for the fourth quarter, net of interest income, will be approximately $200,000 to $250,000.

Provision for Income Taxes

The provision for income taxes for the three-month period ended March 31, 2003 was $228,000, representing Canadian income tax on the profits of the Company’s Canadian subsidiary. These taxes are payable notwithstanding the fact that the corporate expenses of the parent company resulted in a consolidated loss. The provision for income taxes for the nine-month period ended March 31, 2003 was $8,433,000, again representing Canadian income tax on the profits of the Company’s Canadian subsidiary. For the three and nine-month periods ended March 31, 2002, the provision was $2,294,000 and $12,774,000, respectively. Management estimates that the provision for income taxes for the fourth quarter will be approximately $500,000 to $600,000.

Financial Condition

Most balance sheet accounts are translated from their values in local currency to U.S. dollars at the respective month end rates. The table below outlines the percentage change, to March 31, 2003, in the value of the Canadian dollar as measured against the U.S. dollar:

Percentage increase from March 31, 2002	8.6%
Percentage increase from June 30, 2002	3.2%

Cash and short-term investments

Cash and short-term investments at March 31, 2003 were $10,915,000. Net of the current and non-current portion of the Company’s long-term debt, the net balance at March 31, 2003 was $4,112,000. Cash and short-

term investments at March 31, 2002 and June 30, 2002 were $36,601,000 and $14,699,000, respectively. There were no bank borrowings at either date. The reduction in the Company’s net cash resources results primarily from the purchase of the Company’s common stock under various share repurchase programs and the settlement of disputed tax balances with both the Canadian and United States tax authorities. See Notes 5 and 8 to the Company’s consolidated Financial Statements.

Inventories

Inventories at March 31, 2003 were $87,240,000 up from $82,497,000 a year ago. This increase is more than attributable to foreign currency effects. Measured in Canadian dollars, inventories have decreased by about 2.6%, notwithstanding a net addition of 64 additional retail locations. Inventory levels from June 30, 2002 have increased in Canadian dollars by about 4%. As previously indicated, the Company is in the process of a change to its merchandising strategy that will result in a significant increase in the product assortment in coming months. The Company believes that this process can be managed in a manner that will not require a disproportionate additional investment in inventories.

Property and equipment

Property and equipment was $30,667,000 at March 31, 2003, compared with $22,438,000 and $29,604,000 at March 31, 2002 and June 30, 2002, respectively. The increase from the March 31, 2003 level results primarily from the installation of the Company’s new warehouse and distribution system in the fourth quarter of fiscal year 2002. Capital additions during the first nine months of fiscal year 2003 have been more than offset by depreciation expense.

Accounts payable

Accounts payable were $19,064,000 at March 31, 2003 compared to $13,227,000 at March 31, 2002 and $12,793,000 at June 30, 2002. The increase at March 31, 2003 is a result of the introduction of new vendor agreements during the second quarter. Many of these agreements include extended payment terms.

Accrued expenses

Accrued expenses were $13,509,000 at March 31, 2003, compared with $15,726,000 and $19,445,000 at March 31, 2002 and June 30, 2002, respectively. Accrued expenses were higher at June 30, 2002 primarily because of the remaining amount due under contract on a capital project associated with the Company’s new warehouse and distribution system. Although this capital project had been substantially completed, it was still in the testing phase and was included in projects in progress. The amount due under contract had been accrued, as these amounts had not been settled at year-end.

Income Taxes Payable

Income taxes payable were $3,081,000 at March 31, 2003 compared with $15,446,000 at March 31, 2002 and $8,365,000 at June 30, 2002. Both of these reductions are a result of payments resolving very old tax balances that had been in dispute with both the Canadian and United States tax authorities as discussed below.

The reduction from March 31, 2002 is due in part to the payment of negotiated settlements of tax balances relating to prior years with both the Canadian and United States tax authorities. During the fourth quarter of fiscal year 2002, the Company made a payment of approximately $3,900,000 to the U.S. tax authorities with respect to the settlement of disputes relating to the 1990 to 1994 taxation years. In addition, during fiscal years 1999 and 2001, the Company reached agreements with the Canadian tax authorities, settling substantially all of its remaining outstanding Canadian tax issues. Because of the age of these issues and the terms of the settlements, there were complex interest computations to be made. At June 30, 2002, final statements summarizing amounts owing had not been received. Management estimated that at June 30, 2002, the liability to settle all outstanding Canadian tax issues was approximately $11,000,000 to $13,000,000. In October 2002, a payment of approximately $7,300,000 was made in satisfaction of a significant portion of these issues. This payment was net of the application of an overpayment of fiscal year 2002 income taxes of approximately $2,900,000, resulting in a reduction of the Company’s liability of approximately $10,200,000. Management estimates that its liability with respect to the remaining issues is approximately $2,000,000. Management further believes that it has a provision recorded sufficient to pay the estimated liability resulting from these issues; however, the amount ultimately paid could differ from management’s estimate.

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

Liquidity and Capital Resources

Cash flows from operating activities during the nine-month period ended March 31, 2003 generated $5,648,000 in cash compared with $10,219,000 in cash during the comparable period last year. This reduction was due primarily to a reduction in net income, adjusted for non-cash items, which produced $4,245,000 less in cash than in the comparable period last year. Changes in working capital requirements consumed $10,385,000 in cash, an increase of $326,000 over the prior year.

Cash flow from investing activities consumed $4,872,000 and $8,150,000 in cash during the nine-month periods ended March 31, 2003, and 2002 respectively, as the effects of routine additions to property and equipment were partially offset by the proceeds from the sale of property and equipment and from other investing activities.

During the nine-month period ended March 31, 2003, cash flow from financing activities consumed $4,826,000 in cash. During the nine month period ended March 31, 2003, the Company completed its sixth stock repurchase program announced in June 2002 and also a seventh share purchased program announced in October 2002. In total, approximately 1,520,000 shares were acquired at a total cost of $12,233,000. Since the Company began to repurchase its common stock approximately three years ago, the Company has purchased approximately 39% of the common shares outstanding at the inception of the first program. This cash outflow was partially offset by borrowings under the Company’s new credit facility and proceeds on the issuance of stock to employee plans. During the first nine months of fiscal year 2002, cash flow from financing activities consumed $49,770,000 in cash. During that period, the Company completed two separate stock repurchase programs. Under these two programs, an aggregate of 5,400,000 shares were purchased at a total cost of $53,567,000. This cash outflow was partially offset by proceeds from the issuance of common stock to employee plans and from the exercise of stock options

In December 2002 the Company’s Canadian subsidiary entered in a new credit facility (the “Credit Facility”) in the amount of C$85,000,000 (approximately $57,826,000 at March 31, 2003 exchange rates) with a major

Canadian bank, replacing its existing asset-backed facility which had been in place since December 1997. The Credit Facility consists of two revolving renewable facilities and a five-year non-revolving term facility.

The first one-year renewable revolving facility is for C$30,000,000 (approximately $20,409,000 at March 31, 2003 rates of exchange.) This facility is intended for normal working capital requirements and is available throughout the year. The amount that can be used for letters of credit is limited to C$5,000,000 during fiscal year 2003 (approximately $3,402,000 at March 31, 2003 rates of exchange), increasing to C$8,000,000 and C$11,000,000 during fiscal years 2004 and 2005, respectively. Further increases of C$2,000,000 each are contemplated for fiscal years 2006 and 2007.

The second one-year renewable revolving facility is for C$45,000,000 (approximately $30,614,000 at March 31, 2003 rates of exchange.) This facility is for seasonal working capital requirements and is available only during the annual period of September 1 to January 31. This facility cannot be used for letters of credit and must be repaid in full each January 31.

Advances under these revolving facilities are limited to a borrowing base calculation tied to the Company’s accounts receivable and inventories. At March 31, 2003, no amounts were outstanding under either facility, nor were any amounts committed in support of letters of credit. At March 31, 2003, C$30,000,000 (approximately $20,409,000 at March 31, 2003 rates of exchange) was available for use under these facilities.

These two revolving facilities will be used primarily to finance seasonal inventory build up and, from time to time, to provide letters of credit in support of purchase orders. Under the terms of the Company’s Merchandise Agreement with RadioShack U.S.A., purchase orders with Far Eastern suppliers must be supported, based on a formula set out in the Merchandise Agreement, by letters of credit issued by banks on behalf of InterTAN, by a surety bond, or backed by cash deposits. The Company has secured surety bond coverage from a major insurer (the “Bond”) in an amount not to exceed $6,000,000. Use of the Bond gives the Company greater flexibility in placing orders with Far Eastern suppliers by releasing a portion of the credit available under the Revolving Loan Agreement for other purposes. The Company anticipates that the amount of the Bond may be reduced to $2,000,000 in coming months.

The Credit facility also includes a five–year non-revolving term facility in the amount of C$10,000,000 (approximately $6,803,000 at March 31, 2003 rates of exchange.) This facility is intended for capital expenditures or the repurchase of the Company’s common stock. In December 2002, the Company drew down on this facility in full to finance the seventh share repurchase program announced in October 2002. Consequently, at March 31, 2003 C$10,000,000 (approximately $6,803,000 at March 31, 2003 rates of exchange) was outstanding under this facility. A repayment of C$2,000,000 (approximately $1,361,000 at March 31, 2003 rates of exchange) is due December 17, 2003. Further repayments of C$2,000,000 are due on December 17, 2004 through December 17, 2007, inclusive.

The Credit Facility requires that the Company remain in compliance with certain financial ratios including the current ratio, fixed charge coverage ratio, tangible net worth and total adjusted debt to tangible net worth. The Company was in compliance with all of these covenants at March 31, 2003 and management does not anticipate any difficulty in remaining in compliance with these covenants based on the current forecast for fiscal year 2004. Borrowing rates under the facility range from Canadian prime plus 0.50% to prime plus 1.5%, based on the Company’s quarterly performance against predetermined fixed charge coverage ratios. Using the same criteria, the Company may borrow at Canadian bankers’ acceptance and LIBOR rates plus from 1.50% to 2.5%. Letters of credit are charged at rates ranging from 1.5% per annum to 2.5% per annum, using the same performance criteria. Using the same fixed charge coverage test, a standby fee of 0.25% to 0.50% is payable on the unused portion of the revolving credit facilities at that time.

Security granted by InterTAN Canada Ltd. to secure its obligations under the Credit Facility include a demand debenture with a face value of C$125,000,000 ($85,038,000 at March 31, 2003 rates of exchange), general security agreement, charge/mortgage on real property owned by it and a general assignment of accounts receivable. The obligations of InterTAN Canada Ltd. are further secured by a guarantee issued by InterTAN, Inc. of all future indebtedness, liability and obligations now or in the future owing by it to lenders under the Credit Facility.

Management estimates that capital expenditures in Canada during the remainder of fiscal 2003 will approximate $3,100,000. These expenditures relate primarily to investments in store assets, including new stores, renovating and relocating existing stores, store fixtures and equipment, and enhancements to management information systems. In April, 2003, the Company announced an eighth stock repurchase program under which management is authorized, subject to regulatory approval and market conditions, to purchase up to an additional 5% of the shares then outstanding. Management does not anticipate that purchases under this plan will commence until late in the fourth quarter, based on the time required to secure the necessary regulatory approval. Accordingly, such purchases may not have a material impact on cash flows for the fourth quarter. The impact of this stock repurchase program on cash flows during fiscal year 2004 will depend on market conditions at that time, including the price of the Company’s common stock. In October 2002, a payment of approximately $7,300,000 was made in satisfaction of a significant portion of the Company’s remaining Canadian tax issues. See “Income Taxes Payable.” Management estimates that its liability with respect to the remaining issues is approximately $2,000,000 and anticipates that this amount will be paid during the fourth quarter or early in fiscal year 2004. Management projects that borrowings under the revolving portion of the Credit Facility will peak at approximately C$10,000,000 ($6,803,000 at March 31, 2003 exchange rates) during the remainder of fiscal year 2003.

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

Management monitors the foreign exchange risk associated with its U.S. dollar open orders on a regular basis by reviewing the amount of such open orders, exchange rates, including forecasts from major financial institutions, local news and other economic factors. Based on this input, management decides whether or not to lock in the cost of a portion of those orders in advance of delivery by purchasing U.S. dollars or forward exchange rate contracts to be settled on or near the estimated date of inventory delivery. At March 31, 2003, U.S. dollar purchase orders totaled approximately $7,131,000. At March 31, 2003, a cash balance of U.S.$5,193,000 had been identified as a hedge against this commitment, resulting in a net currency exposure of $1,938,000. Consequently, a 10% decline in the value of the Canadian dollar would result in an increase in product cost of about $194,000. The incremental cost of such a decline in currency values, if incurred, would be reflected in higher cost of sales in future periods. In these circumstances, management would take product-pricing action, where appropriate.

Translation of financial results

The functional currency of the Company’s Canadian subsidiary is the Canadian dollar. However, the reporting currency of the Company on a consolidated basis is the U.S. dollar. Consequently, fluctuations in the value of the Canadian dollar have a direct effect on reported consolidated results. It is not possible for management to effectively hedge against the possible impact of this risk. Had the average value of the Canadian dollar been 10% lower during the second quarter of fiscal year 2003, sales and operating income would have been reduced by approximately $8,186 and $14,000, respectively.

Net investment in Canada

The Company’s net investment in Canada is recorded in U.S. dollars at the respective period-end rates. Changes in these rates will have a direct effect on the carrying value of this investment. The cumulative effect of such currency fluctuations is recorded in stockholders’ equity in accumulated other comprehensive loss. The Company’s net investment in Canada at March 31, 2003 was $90,573,000. If the Canadian dollar were to lose 10% of its value against the U.S. dollar, other comprehensive loss would increase by $9,057,000. The Company currently has no plans to hedge its investment in Canada.

Short-term interest rates

The Company’s new credit facility includes a C$30,000,000 ($20,409,000 at March 31, 2003 exchange rates) that is available year round and a second C$45,000,000 seasonal facility ($30,614,000 at March 31, 2003 exchange rates). See “Liquidity and Capital Resources”. During the third quarter of fiscal year 2003, average borrowings under these credit facilities was approximately C$4,279,000 (approximately $2,911,000 at the March 31, 2003 exchange rate) and interest paid on such advances, excluding standby fees and amortization of closing costs, was approximately C$58,000 (approximately $39,000). Interest rates on this facility range from Canadian prime plus 0.50% to prime plus 1.5% or Canadian bankers’ acceptance and LIBOR rates plus from 1.50% to 2.5%, based on the Company’s quarterly performance against predetermined fixed charge coverage ratios. The average borrowing rate for the quarter was approximately 5.5%. Had the borrowing rate been 10% higher, management estimates that interest expense for the quarter would have increased by approximately $4,000. It has not been the Company’s policy to hedge against the risk presented by possible fluctuations in short-term interest rates.

The Company’s new credit facility also includes a C$10,000,000 (approximately $6,803,000 at March 31, 2003 rates of exchange) non-revolving five-year term facility. The Company drew down the entire amount of this facility in December 2002. Interest paid on this facility during the quarter, excluding amortization of closing costs, was approximately C$121,000 (approximately $82,000 at the March 31, 2003 rate of exchange). Interest rates on this facility also range from Canadian prime plus 0.50% to prime plus 1.5% or Canadian bankers’ acceptance and LIBOR rates plus from 1.50% to 2.5%, based on the Company’s quarterly performance against predetermined fixed charge coverage ratios. The average borrowing rate for the quarter was approximately

4.9%. Had the borrowing rate been 10% higher, management estimates that interest expense for the quarter would have increased by approximately $8,000. It has not been the Company’s policy to hedge against the risk presented by possible fluctuations in short-term interest rates.

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

PART II—OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS

The various matters discussed in Notes 8 and 10 to the Company’s Consolidated Financial Statements on pages 12 and 13 of this Form 10-Q are incorporated herein by reference.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s stockholders during the three-month period ended March 31, 2003.

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

3(b)	Bylaws (Filed on Exhibit 3(b) to InterTAN’s Registration Statement on Form 10 and incorporated herein by reference).

3(b)(i)	Amendments to Bylaws through August 3, 1990 (Filed as Exhibit 3(b)(i) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1990 and incorporated herein by reference).

3(b)(ii)	Amendments to Bylaws through May 15, 1995 (Filed as Exhibit 3(b)(ii) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

3(b)(iii)	Amended and Restated Bylaws (filed as Exhibit 3(b)(iii) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1996 and incorporated herein by reference).

4(a)	Articles Fifth and Tenth of the Restated Certificate of Incorporation (included in Exhibit 3 (a)).

4(b)	Rights Agreement between InterTAN, Inc. and Bank Boston, NA (filed as Exhibit 4 to the company’s Form 8-A filed on September 17, 1999 and incorporated herein by reference).

*99(a)	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99(b)	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

  b)   Reports on Form 8-K:

No Reports on form 8K were filed during the three-month period ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InterTAN, Inc.
(Registrant)

Date: May 14, 2003	By:	/S/ JAMES P. MADDOX
James P Maddox
Vice-President and Chief Financial Officer (Principal Accounting Officer)

	By:	/S/ BRIAN E. LEVY
Brian E. Levy
President and Chief Executive Officer (Authorized Officer)

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

In connection with this Quarterly Report of InterTAN, Inc. on Form 10Q for the three-month period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I Brian E. Levy, President and Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. ss. 1350 , as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

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

May 14, 2003

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

In connection with this Quarterly Report of InterTAN, Inc. on Form 10Q for the three-month period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I James P. Maddox, Vice President and Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. ss. 1350 , as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

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

May 14, 2003

InterTAN, Inc.

Form 10Q – Period Ended March 31, 2003

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