Form 10-K
period 2003-06-30
INTERTAN INC
filed 2003-08-29
CIK 803227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-10062

InterTAN, Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-2130875
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

279 Bayview Drive Barrie, Ontario, Canada	L4M 4W5
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 705-728-6242 Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00 per share* (*Includes related preferred stock purchase rights)	New York Stock Exchange

Securities registered pursuant of Section 12(g) of the Act:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 25, 2003 was $190,782,031 based on the New York Stock Exchange closing price on such date.

As of August 25, 2003 there were 20,619,175 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III. With the exception of those portions that are incorporated by reference in this Annual Report on Form 10-K, the definitive 2003 Proxy Statement is not to be deemed incorporated into or filed as part of this Report.

InterTAN, Inc.

Form 10-K for the Year Ended June 30, 2003

Part IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	82

	Signatures and Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	90

PART I

Item 1	BUSINESS

Description of Business

InterTAN, Inc. (“InterTAN” or the “Company”) was incorporated in the State of Delaware in June 1986 in order to receive from RadioShack Corporation (“RadioShack U.S.A.”), formerly named Tandy Corporation, the assets and businesses of its foreign retail operations, conducted in Canada under the “RadioShack” trade name and in Australia, the United Kingdom and Europe under the “Tandy” trade name. Following the transfer of assets, on January 16, 1987 RadioShack U.S.A. distributed shares of InterTAN common stock to the RadioShack U.S.A. stockholders in a tax-free distribution on the basis of one InterTAN share for every ten RadioShack U.S.A. shares held. Thus RadioShack U.S.A. effected a spin-off and divestiture of these foreign retail operations and its then ownership interest in InterTAN and its operations, thereby constituting InterTAN as an independent public corporation. The Company’s operations in continental Europe were closed during fiscal years 1993 and 1994. During fiscal year 1999, the Company sold its subsidiary in the United Kingdom. The Company sold its subsidiary in Australia during fiscal year 2001. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Gain) Loss on Disposal of Subsidiary Company.” In April 2002, the Company acquired selected assets and retail locations of Battery Plus, a specialty retailer of batteries and other consumer electronics products.

InterTAN is now engaged principally in the sale of consumer electronics products and services through company-operated retail stores and dealer outlets in Canada. The Company also operates wireless telecommunications stores (the “Rogers Wireless Stores”) under contract with Rogers Wireless Inc. (“Rogers Wireless”). InterTAN’s ongoing retail operations are conducted through its wholly-owned subsidiary, InterTAN Canada Ltd. (“InterTAN Canada” or “RadioShack Canada”), a British Columbia corporation which operates in Canada under the trade names “RadioShack” and “Battery Plus”. As used herein, “InterTAN” or “Company” sometimes collectively refers to InterTAN and InterTAN Canada, according to the context.

The Company’s web site address is www.intertan.com. The Company makes available, free of charge through its web site, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as practicable after filing or furnishing the material with the Securities and Exchange Commission.

As at June 30, 2003, InterTAN Canada operated a total of 498 RadioShack stores and 38 Battery Plus stores in Canada. In addition, a network of dealers accounted for a further 337 retail locations. RadioShack Canada uses a form of contract management program in 64 of its company-operated stores. See “Notes to Consolidated Financial Statements—Note 1.” The Company also operated 79 Rogers Wireless Stores at June 30, 2003. See “Strategic Alliances—Rogers Wireless Stores.”

The format for InterTAN’s company-operated stores in Canada typically incorporates the concept of small, strategically located stores in malls, power centers and shopping centers, each providing the customer with convenience and readily available products and services to meet a wide range of consumer electronic needs. While the average size of a RadioShack Canada store is approximately 1,800 square feet, many newer stores have a larger footprint and average 2,000 to 2,500 square feet. During fiscal year 2003, the Company introduced its “Digital Revolution Store” concept. At June 30, 2003, 19 Digital Revolution Stores were in operation. This new store format will be gradually rolled out as new stores are added and existing stores are refitted or relocated. This model more prominently displays the latest digital technologies and unique electronic gadgets to reflect continued consumer preference for these products. Battery Plus stores are smaller than the

Company’s RadioShack stores, ranging from kiosks of about 200 square feet to stores averaging about 800 square feet. Rogers Wireless stores are similar in size to Battery Plus stores. InterTAN emphasizes product knowledge and customer service. Research has confirmed that the Company’s sales associates are noted for their helpfulness and product knowledge and that customers look to the Company’s stores to find the answers to their technology questions. The Company has also successfully installed an E-learning system for the training of its sales associates which helps maintain the Company’s strength of knowledgeable and helpful service.

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

InterTAN also provides after-sale service for many of the products it sells during warranty periods and beyond. The Company also offers out-of-warranty repair service to customers for a wide range of nationally branded electronic products as well as being an authorized repair center for in-warranty repairs for many nationally branded products. The Company’s service centers provide repair capability within a satisfactory turnaround period. The Company also offers extended warranty plans to its customers. Under these plans, the Company will either repair or replace defective product, depending on the nature of the contract, for a specified number of years beyond the normal warranty period.

The Company also operates an e-commerce site, www.radioshack.ca, which provides information to and takes orders from customers. RadioShack.ca allows customers the convenience of shopping for a wide variety of electronics and other products from their desktop computer. Customers have the option of having product delivered to their door or taking delivery at their nearest RadioShack store.

Employees

As at June 30, 2003 InterTAN employed approximately 2,891 persons. Approximately 111 of InterTAN Canada’s employees, who are engaged in warehousing and distribution operations, are represented by a union. In the fourth quarter of fiscal year 2003, the terms of a new three-year collective agreement were ratified with these employees. The Company considers its relationships with its employees to be good.

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

As part of its efforts to meet its customers demands, the Company now offers a wide range of nationally and internationally branded product including, among others, Panasonic, Compaq, Hewlett Packard, Epson, Sony, Lexmark, Sharp, StarChoice, Express Vu, JVC, TDK, Fuji, Sanyo, D-Link, Nokia, Motorola and Ericsson (the lack of a ®, TM or SM is not intended, regarding all of the names referred to herein above, to indicate a lack of registration thereof). While this strategy, in combination with others, has resulted in an increase in gross profit dollars, the strategy has also put pressure on the gross margin percentage as branded goods generally carry margins below those of the Company’s historical private label offerings. However, this pressure is partially mitigated by the fact that branded product can often be acquired under more favorable payment and delivery terms, provides advertising support, reduces warranty exposure and reduces inventory risks.

Over the past five years, InterTAN’s strategy focused on a product plan dedicated to profitable sales growth by improving gross profit dollars while at the same time increasing sales. Fundamental to this plan is a product offering which includes both national brands and private label goods, emphasis on strategically selected core categories which yield attractive margins, and in which management believes the Company has a strong position in its markets, and managing the percentage of lower margin product in the overall sales mix. This strategy has been complemented by the introduction of certain service initiatives designed not only to produce revenue in their own right, but also to increase traffic in the Company’s stores. Many of these service initiatives include after sale compensation that serve to improve gross margins.

During the second half of Fiscal 2003, in response to market conditions and its perception of gross margin trends in the consumer electronics industry, the Company revised its merchandising strategy to focus added attention on certain product segments that allow the company to better differentiate its product offering from mainstream and large format consumer electronics retailers. The Company believes that this strategy will deliver improved gross margins to the shareholders and make its product offering less easily duplicated by competitors. Management continues to review its product assortment, placing emphasis on introducing new accessories, including unique gadgets, which the Company has been known for offering. These products tend to carry a higher margin than the Company average.

The Company intends to continue the use of private label lines to complement its branded strategy. Management believes that its private label products offer value to the consumer and also produce above average gross margins for the Company. As part of this strategy, the Company works closely with sourcing and trading companies including RadioShack U.S.A.’s purchasing and export agent, RadioShack International Procurement Limited Partnership (“RIPLP”) in an effort to leverage RadioShack U.S.A.’s sourcing capabilities to negotiate favorable prices with Far East vendors. See “Suppliers” and “Merchandise, License and Advertising Agreements”.

InterTAN’s stores carry a broad range of brand name and private label, quality consumer electronic products. The selection of products offered for sale is comprehensive, ranging from, among other things, small parts and accessories to large ticket items such as computers and stereo systems. Types of product include: telecommunications products and services, direct-to-home satellite, personal electronics, computers and related services, batteries, parts and accessories, communications products, audio/video gear, digital cameras and accessories and video game gear. It is management’s view that the range of products offered by InterTAN, in particular its parts and accessories, is broader than that typically offered by others in the retail consumer electronics industry and many of its products are exclusively carried by InterTAN within Canada. However, many products sold through the Company’s retail outlets are sold by many other retail stores, including department stores, consumer electronics chains and computer outlets.

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

In the fourth quarter of fiscal year 2002, the Company replaced its aging warehousing and distribution system hardware and software with new, state of the art equipment and software which became operational in the first quarter of fiscal year 2003. The long-term benefits of this system will include improved inventory management and reduced labour costs in the warehouse and in its stores.

Management Information Systems

The Company’s information systems are used to process inventory, accounting, payroll, communications and other operating information for all aspects of the Company’s operations. In addition, each of the Company’s stores has one or more computers that serve as point-of-sale terminals and are linked to the operational headquarters. This information network, referred to as POS, provides detailed sales and margin information on a daily basis, updates InterTAN’s customer database and provides improved financial controls, as well as acting as a monitor of individual store performance. The POS systems are also linked directly to a system used to automatically replenish a store’s stock as inventory is sold. Refinements are made on a continuing basis to the Company’s information systems in order to increase the efficiency of store inventories, inventory requirements forecasting and flow, advertising and consumer information, E-Commerce, and to enhance opportunities for employee learning.

Suppliers

During fiscal year 2003, InterTAN Canada acquired approximately 9.5% of its inventory pursuant to a merchandise agreement with RadioShack U.S.A. and acquired the balance from numerous other sources.

Under its merchandise arrangements with RadioShack U.S.A., InterTAN may purchase private label products which RadioShack U.S.A. has available for sale in the United States in its then current catalog, or those products which may otherwise be reasonably available from RadioShack U.S.A. or through RIPLP. Through its ongoing relationship with RadioShack U.S.A., InterTAN is able to take advantage of RadioShack U.S.A.’s sourcing strength to obtain selected products which management believes generate gross margins which are higher than industry averages and which offer enhanced customer value. The Company also uses this relationship to offer its customers a broad and deep range of parts and accessories. RadioShack U.S.A has agreed that it will not cancel these merchandise arrangements in the event of a change of control, except at the request of the acquirer. See Amending Agreement section of “Merchandise, License and Advertising Agreements”. While the Company from time to time enters into exclusivity arrangements with certain suppliers (see “Business—Strategic Alliances”), with the exception of Rogers Wireless, InterTAN is not materially dependent on any one supplier other than RadioShack U.S.A. See “Merchandise, License and Advertising Agreements.” A loss or disruption in service from Rogers Wireless could have a material adverse effect on RadioShack Canada’s business until such time as an alliance could be concluded with one of Canada’s other major cellular carriers.

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

Rogers Wireless Stores

The Company has entered into an alliance with Rogers Wireless to operate telecommunications stores under the banner “Rogers Wireless”. At June 30, 2003 the Company operated 79 Rogers Wireless stores in major malls across Canada. These stores predominantly carry Rogers Wireless cellular communications products and accessories. Additionally, most of RadioShack Canada’s 498 company-operated RadioShack stores exclusively feature Rogers Wireless communications products and services. Rogers funded the construction of sections in those stores for the exclusive offering of Rogers Wireless cellular products (including digital), paging and other services. This relationship aligns the Company’s consumer electronics retail expertise with Rogers Wireless technological strength. See “Management’s Discussion and Analysis—Sales Outlets”

High Speed Internet Access

The Company has formed alliances with the majority of Canada’s providers of high speed Internet access. These alliances make Internet connectivity, through either high-speed cable modem or DSL, available in the Company’s stores. The Company will continue to refine its Internet strategy as technological advances and market opportunities dictate.

Merchandise, License and Advertising Agreements

Merchandising Agreement

The Company and RadioShack U.S.A. are parties to a Merchandise Agreement that requires the Company to use RIPLP as its exclusive purchasing agent for products from the Far East, which will be branded with the trademark RadioShack U.S.A., during the term thereof. Under the Merchandising Agreement, the Company must pay RIPLP commissions of approximately 4% of purchases as well as an annual purchasing agent/exporter fee. For fiscal year 2003 and future periods this fee was set at $532,500 and will increase pro-rata if consolidated sales exceed $400,000,000 and will be reduced by certain credits the Company earns by purchasing products through RIPLP. This Merchandise Agreement expires June 30, 2010.

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

Advertising Agreement

Pursuant to an advertising agreement with RadioShack U.S.A., the Company is entitled to the limited use of certain marketing materials, research and marks developed by or for RadioShack U.S.A. since January 1, 1994. The right to use any marks covered by the agreement are vested in the Company by being added to the license agreements described above. The fee payable to RadioShack U.S.A. under this agreement for calendar years 2002 and 2003 is $45,000. This fee increases to $55,000 for 2004 and subsequent years.

Seasonality

Like other retailers, InterTAN’s business is seasonal, with sales peaking in the November—December holiday selling season. Cash flow requirements are also seasonal since inventories build prior to the holiday selling seasons. Significant inventory growth begins to build in late summer and peaks in mid November.

Competition

The consumer electronics industry in Canada is highly competitive. Based on publicly available material, InterTAN believes that the largest retailer in Canada in fiscal year 2003 (other than department stores) which had a product line similar to, or competitive with, products offered for sale by InterTAN Canada was Future Shop which operated through approximately 104 locations. In November 2001, Future Shop was acquired by Best Buy Co. Inc., a U.S. based big box retailer. In addition to its Future Shop locations, Best Buy opened 10 locations under its own banner primarily in the greater Toronto market with plans to open approximately 10 additional new stores in the coming year in locations across Canada. InterTAN’s other main competitors in Canada are department stores, computer and business product specialty retailers, general retailers and other consumer electronics retailers. Certain of the Company’s competitors have greater resources, financial or otherwise, than InterTAN. While there can be no assurance as to the extent to which competition may affect future sales growth and profit potential, management believes that InterTAN Canada’s range of products and service orientation differentiate the Company from other consumer electronics retailers in Canada, or similar big box entrants into the marketplace. The Company has also established a market position in important growth categories, including wireless and other digital products, as well as more unique electronic gadgets. The Company also distinguishes itself from its competitors through its “Power-Up” philosophy, which espouses that most products be readily and effectively displayed and that employees be well versed on appropriate product knowledge to enable them to provide hands on interactive demonstrations.

Backlog of Orders

The Company has no material backlog of orders for the products it sells.

Inflation

Over the past three years, the Company has not been significantly impacted by inflation and does not expect inflation to have a significant impact on operations in the foreseeable future unless global situations substantially affect the world economy.

Geographic/Segment Analysis

InterTAN was traditionally organised along geographic lines. The Company’s segments included its Canadian, Australian and United Kingdom retail operations and its Corporate Headquarters. The Company’s Australian and United Kingdom subsidiaries were segments through April 2001 and January 1999, respectively, at which time those subsidiaries were sold. InterTAN closed all company-operated outlets in continental Europe during fiscal years 1993 and 1994.

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

A table included in Note 17 to the Company’s Consolidated Financial Statements and which appears on page 76 of this Annual Report on Form 10-K shows net sales, depreciation, operating income (loss), identifiable assets and capital expenditures of the Company by segment / geographic area for the three years ended June 30, 2003. This table is incorporated herein by reference.

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

Loss of the relationship with RadioShack U.S.A. would require the Company to re-brand its stores and find alternative sources of supply.

RadioShack U.S.A., including certain of its affiliates, is one of the Company’s principal suppliers and is the licensor of the Company’s principal trade names and marks. Maintaining its contractual relationships, particularly the supply and license arrangement, with RadioShack U.S.A. is currently an integral part of the Company’s strategy. The loss of such relationships with RadioShack U.S.A. would require the Company to transition to a new, appropriate and credible brand. See “Business—Suppliers”, “—Merchandise, License, Amending and Advertising Agreements” and Note 5 to the Consolidated Financial Statements which is incorporated herein by reference.

The Company’s quarterly operating results are subject to significant variations and may not be indicative of financial results for the year as a whole.

The Company’s quarterly results of operations may fluctuate significantly as the result of the timing of the opening of, and the amount of net sales contributed by, new stores and the timing of costs associated with the selection, leasing, construction and opening of new stores, as well as seasonal factors, product introductions and changes in product mix. In addition, sales can be affected as a result of store closures. The Company’s business is seasonal, with sales and earnings being relatively lower during the fiscal quarters other than the second fiscal quarter which includes the holiday selling season. Adverse business and economic conditions during this period may adversely affect results of operations. In addition, excluding the effects of new store openings, the Company’s inventories and related short-term financing needs are seasonal, with the greatest requirements occurring during its second fiscal quarter. The Company’s financial results for a particular quarter may not be indicative of results for an entire year and the Company’s revenues and/or expenses will vary from quarter to quarter. The Company’s operating results may also be affected by changes in global and regional economic conditions in the markets where its stores are located, as well as by weather and other natural conditions. See “Business—Seasonality” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is incorporated herein by reference.

Competition in the consumer electronics market may reduce the demand for, or the price of, the Company’s products.

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

Failure to arrange for the production of private label goods in sufficient amounts with timely delivery could have an adverse impact on the Company’s earnings.

The Company’s merchandise strategy places emphasis on private label products in certain product categories. These products are typically sourced for the Company in the Far East and manufactured to the Company’s order and specification. Consequently, private label products may require larger minimum order quantities and longer lead times than nationally branded product which is generally available locally on reasonably short notice. There can be no assurance that the Company will be able to arrange for the production of private label goods to the level required to meet its merchandising and profit objectives. Delays in the timing of arrival of goods from the Far East could also have an adverse impact on the Company’s business, particularly delays during the holiday selling season. See “Business—Products and Distribution” and “Suppliers”

The inability of either the marketplace or the Company to successfully introduce new products and additional services to customers could adversely affect the Company’s business.

The Company’s operating results are, and will continue to be, subject in part to the introduction and acceptance of new products in the consumer electronics industry. Fluctuations in consumer demand, which could be caused by lack of successful product development, delays in product introductions, product related difficulties or lack of consumer acceptance, could adversely affect the growth rate of sales of products and services and could adversely affect the Company’s operating results. The Company’s operating results are also affected by its ability to anticipate and quickly respond to the changes taking place in its markets as consumers’ needs, interests and preferences alter with time. There can be no assurance that the Company will be successful in this regard. The Company’s strategy, particularly through certain of its strategic alliances, also includes offering direct-to-home satellite and additional communications products and services, which may include, among others, paging, cable television, communication, cellular phone service and Internet access. Entry into new markets entails risks associated with the state of development of the market, intense competition from companies already operating in those markets, potential competition from companies that may have greater financial resources and experience than the Company, regulatory changes, and increased selling and marketing expenses. There can be no assurance that the Company’s products or services will receive market acceptance in a timely manner, or at all, or that prices and demand in new markets will be at a level sufficient to provide profitable operations. See “Business—Products and Distribution” and “Strategic Alliances.”

The inability to open new, profitable stores and attract quality employees to operate those stores could have an adverse affect on the Company’s earnings.

The Company’s success is dependent in part upon its ability to open and operate new stores on a profitable basis and to increase sales at existing stores. The Company’s performance is also dependent to a significant degree upon its ability to hire, train and integrate qualified employees into its operations. The Company plans to open approximately a net of 15 new RadioShack stores in Canada in fiscal year 2004. There can be no assurances that the Company will be able to locate and obtain favorable store sites to meet its goals, attract and retain competent personnel, open new stores on a timely and cost-efficient basis or operate the new and existing stores on a profitable basis. The Company plans to open new stores in existing markets, which may result in the diversion of sales from existing stores and thus some reduction in comparable store sales. See “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Sales and Operating Revenues.”

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

General economic and market conditions and price and volume fluctuations may adversely affect the market price of the common stock and the ability of the Company to access capital markets, if necessary, to finance its future operations.

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

Periodic fluctuations of the Canadian dollar against the U.S. dollar will impact the Company’s financial results.

The Company’s financial results are reported in U.S. dollars. Due to the structure of the Company’s operations, possible periodic fluctuation of the Canadian dollar against the U.S. dollar will have an impact on the Company’s financial results. RadioShack Canada conducts business in Canadian currency; accordingly, depreciation in the value of Canada’s currency against the U.S. dollar would reduce earnings as reported by the Company in its financial statements. RadioShack Canada purchased approximately 20% of its inventory in U.S. dollars. The products purchased were sold in Canada in Canadian dollars. Accordingly, exchange rate fluctuations could have an effect on the Company’s gross margins. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” which is incorporated herein by reference.

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

Changes in the global economic and political conditions could have an impact on the Company’s financial results.

Changes in economic conditions including, but not limited to, recessionary trends, level of the equity markets, consumer credit availability, interest rates, inflation, consumers’ disposable income and spending levels, job security and unemployment, and overall consumer confidence could affect the operating results of the Company. The operating results of the Company may also, from time to time, be generally affected by global political conditions, including the War on Terrorism, as well as such conditions in Canada.

Item 2	PROPERTIES

InterTAN owns a 402,000 square-foot building (owned by InterTAN Canada) containing office and warehouse space and a retail location in Barrie, Ontario, Canada, where the headquarters of InterTAN Canada is located.

With the exception of a retail store being located in the property in Barrie discussed above, InterTAN’s retailing operations are primarily conducted in leased facilities. Typical RadioShack store sizes are between 1,800 and 2,500 square feet. Battery Plus stores are smaller, ranging in size from 200 square-foot kiosks to in-line stores of approximately 800 square-feet. Rogers Wireless stores are similar in size to Battery Plus stores.

Additional information on the Company’s properties is found in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and in the “Notes to Consolidated Financial Statements” and is incorporated herein by reference. The following items are discussed further in the referenced pages of this Form 10-K.

Pages
Rent Expense	31-34
Retail Square Feet	17
Sales Outlets	25

Item 3	LEGAL PROCEEDINGS

With the exception of the matters discussed in Notes 2 and 9 of the “Notes to Consolidated Financial Statements” on pages 61 and 66 of this Form 10-K, such Notes being incorporated herein by reference, there are no pending legal proceedings, other than non-material ordinary routine litigation incidental to InterTAN’s business, to which InterTAN or any of its subsidiaries is a party or to which any of their property is subject.

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

The high and low closing prices in U.S. dollars of InterTAN’s common stock on the New York Stock Exchange for each full quarterly period within the two most recent fiscal years is as set out below:

Quarter ended	High	Low
June 2003	$8.20	$4.67
March 2003	8.21	4.51
December 2002	8.05	4.90
September 2002	11.20	6.65
June 2002	13.50	10.99
March 2002	12.60	11.35
December 2001	12.90	7.90
September 2001	13.42	6.40

As of August 25, 2003 there were approximately 8,900 record shareholders of InterTAN’s common stock. This number excludes shareholders holding stock under nominee security position listing.

InterTAN has never declared cash dividends.

Item 6	SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

(In thousands, in U.S. dollars, except percent, per share data, number of sales outlets and number of employees)	Year ended June 30
	2003 [1]	2002 [2]		2001 [4]		2000		1999 [5]
OPERATING RESULTS:
Net sales	$403,502	$393,809		$468,756	[3]	$484,218	[3]	$500,050 [3]
Gross profit percent	40.6 [1]	38.2		40.1		42.0		43.8
Operating income	19,645	24,660		41,417		44,005		3,014
Net income (loss) before cumulative effect of accounting change	8,291	13,568		23,527		25,120		(24,645)
Cumulative effect of accounting change for vendor allowances, net of tax	(580)	—		—		—		—
Net income (loss)	7,711	13,568		23,527		25,120		(24,645)
Basic net income (loss) per average common share
Before cumulative effect of accounting change	0.40	0.54		0.84		0.85		(1.17)
Cumulative effect of accounting change	(0.03)	—		—		—		—
Basic net income (loss) per average common share	0.37	0.54		0.84		0.85		(1.17)
Diluted net income (loss) per average common share
Before cumulative effect of accounting change	0.39	0.53		0.82		0.82		(1.17)
Cumulative effect of accounting change	(0.03)	—		—		—		—
Diluted net income (loss) per average common share	0.36	0.53		0.82		0.82		(1.17)

FINANCIAL POSITION AT YEAR END:
Total assets	166,329	145,102		215,530		208,076		198,315
Net working capital (Current assets minus current liabilities)	76,306	64,597		128,562		104,462		96,966
Long-term obligations	6,369	384		—		—		—
Stockholders’ equity	97,497	88,446		144,309		118,776		110,760

OTHER INFORMATION AT YEAR END:
Market capitalization	168,889	242,555		393,725		337,323		397,104
Number of sales outlets	952	897	[6]	833	[6]	1,143		1,127 [6]
Retail square feet (company-operated stores)	998	957	[6]	887		1,131		1,071
Number of employees	2,891	3,046	[6]	2,840		3,435		3,155

[1]	During fiscal year 2003, the Company changed its method of accounting for vendor allowances in accordance with Emerging Issues Task Force Consensus No. 02-16 (“EITF 02-16”)—“Accounting by a Reseller for Cash Consideration Received from a Vendor”. The change resulted in an after-tax, non-cash charge of $580,000 that is also reflected in the financial results for fiscal year 2003 as a cumulative effect of a change in accounting principle. See “Change in Accounting Principle—Vendor Allowances.”. Prior fiscal years have not been restated to reflect the pro forma effects of these changes. As a result of the implementation of EITF 02-16 the gross margin percentage for fiscal year 2003 has increased by 1.5 percentage points. See “Management’s

Discussion and Analysis of Financial Condition and Results of Operations – Change in Accounting Principle – Vendor Allowances”.
[2]	Fiscal year 2002 includes restructuring charges of $2,912,000, inventory provisions of $3,500,000, an adjustment to the value of a claim of $217,000 and the write-off of costs aggregating $510,000 incurred in connection with the study of various alternatives to enhance shareholder value. If these items had been excluded, operating income and net income would be increased by $7,139,000 and $4,531,000, respectively.
[3]	The Company’s subsidiaries in Australia and the United Kingdom were sold during fiscal years 2001 and 1999, respectively. If sales in those subsidiaries were excluded from fiscal years 2001, 2000 and 1999, sales in those years would have been $382,353,000, $364,163,000 and $297,314,000, respectively, representing the sales of the Company’s Canadian subsidiary.
[4]	Fiscal year 2001 includes the sales and operating results of the Company’s former subsidiary in Australia for the first 10 months of the year as well as a gain on the disposal of this subsidiary of $4,101,000 and related income taxes of $581,000. Eliminating the results of this subsidiary would reduce operating income and net income by $4,087,000 and $3,248,000 respectively.
[5]	Fiscal year 1999 includes the sales and operating results of the Company’s former subsidiary in the United Kingdom for the first six months of the year as well as a loss on the disposal of this subsidiary of $35,088,000. Eliminating the results of this subsidiary would increase operating income and reduce the net loss by $31,723,000 and $32,641,000, respectively.
[6]	The increase in the number of stores, retail square feet and number of employees in fiscal year 2002 is partially attributable to the addition of 42 Battery Plus stores. In fiscal year 2001, the decline in the number of sales units is attributable to the sale of the Company’s former subsidiary in Australia. In fiscal year 1999, the decline in the number of sales outlets is due to the disposal of the Company’s former subsidiary in the United Kingdom. In fiscal 1998, the decline was due primarily to the closure of stores under a restructuring plan in the United Kingdom and the planned reduction in the number of low volume dealers in all countries.

Item 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”).

Introductory Note Regarding Forward-looking Information

Certain statements contained in MD&A for InterTAN, Inc. (the “Company” or “InterTAN”) constitute forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements regarding:

•	Management’s estimates of future sales growth and gross margin percentages;

•	The impact of new product introductions on future sales and gross margin percentages;

•	The resolution of the Company’s dispute with the purchaser of its former subsidiary in Australia;

•	Estimates of future foreign exchange and tax rates;

•	Future levels of depreciation, interest income and expense and income taxes;

•	Management’s estimates of future earnings per share;

•	The impact of new store additions and the cost cutting initiatives undertaken on future selling, general and administrative expenses;

•	The ability of the Company to remain in compliance with its bank covenants;

•	The impact on future cash flows of the eighth common stock repurchase program, planned capital expenditures and payments of income tax balances, including estimates of future borrowings under the Company’s revolving credit agreement;

•	The adequacy of the Company’s liquidity;

•	The outcome of various Australian, Canadian and United States income tax issues and the timing of payments related thereto;

•	The adequacy of the indemnity obtained from the purchaser of the Company’s former subsidiary in the United Kingdom; and

•	Possible payments under indemnities provided to the purchaser of InterTAN Australia Ltd.

Important factors that could cause actual results to differ materially from those indicated in the forward-looking statements are discussed in Part I of this Annual Report on Form 10-K. These risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

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

Revenue recognition

Revenue is recognized when merchandise is delivered to customers or, in the case of service revenue, when the service has been performed. For the Company, net sales and operating revenues include items related to normal business operations, including the sale of goods to customers, service contract revenue, cellular and satellite activation income, residual income and sales-based volume rebates. Retail sales are recorded at the time of the sale to the customer. Service contract revenue relates to the sale of extended warranty plans. Revenue from such plans is recognized rateably over the life of the contract, generally three years. Cellular and satellite activation income is commission revenue received from carriers for obtaining new customers. Activation income is recognized when a customer’s product is activated onto a particular carrier’s network in one of the Company’s stores. An appropriate provision for contract cancellations is also recorded, based on the Company’s historical cancellation experience. Residual income is participation income received from cellular and satellite carriers, based on the customer’s continued use of the carrier’s network. Residual income is recognized monthly, based on the contractual percentage of each customer’s monthly bill. Sales-based volume rebates are additional commission revenue from cellular and satellite carriers. Such rebates are recognized as income when prescribed activation level thresholds are achieved, either on a quarterly or on an annual basis.

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

Income taxes

The Company is liable for income taxes in many jurisdictions including the United States, Canada, including its provinces and, previously, Australia. In making an estimate of its income tax liability the Company must first make an assessment of which items of income and expense are taxable in a particular jurisdiction. This process involves a determination of the amount of taxes currently payable as well as the assessment of the effect of temporary timing differences resulting from different treatment of items for accounting and tax purposes. These differences in the timing of the recognition of income or the deductibility of expenses result in deferred income tax balances that are recorded as assets or liabilities as the case may be on the Company’s balance sheet. If different judgments had been used, the Company’s income tax liability could have been different from the amount recorded. In addition, there can be no assurance that the taxing authorities of those jurisdictions will, upon audit, agree with the Company’s assessment.

Results of Operations

The Company is engaged in the sale of consumer electronics products primarily through company-operated retail stores and dealer outlets in Canada. The Company’s retail operations are conducted through its wholly owned subsidiary, InterTAN Canada Ltd., which operates in Canada under the trade names “RadioShack” and “Battery Plus”. The Company previously also had retail and dealer outlets in Australia. These operations were conducted through a wholly owned subsidiary, InterTAN Australia Ltd., which operated under the “Tandy” name. The Australian subsidiary was sold effective April 2001. See “(Gain) Loss on disposal of subsidiary company.” The “RadioShack” and “Tandy” trade names are used under license from RadioShack Corporation (“RadioShack U.S.A.”). In addition, the Company has entered into an agreement in Canada with Rogers Wireless Inc. (“Rogers”) to operate telecommunications stores (“Rogers Wireless stores”). At June 30, 2003, 79 Rogers Wireless stores were in operation. In April 2002, the Company acquired the business and selected assets of Battery Plus, a retailer of batteries and other specialty consumer electronics products. At June 30, 2003, 38 Battery Plus stores were in operation.

All references to “Canada” or “RadioShack Canada”, “Australia” or “Tandy Australia” or “Corporate Headquarters” refer to the Company’s reportable segments, unless otherwise noted.

Overview

There were a number of special factors and charges in fiscal years 2003, 2002 and 2001 that significantly impacted the Company’s results of operations and affected the comparability of the reported results with other periods. The results for fiscal year 2003 include a foreign exchange loss of $1,683,000 relating to certain forward foreign exchange contracts that the Company held in the fourth quarter that had been marked to market. See “Currency Transaction (Gains) Losses”. The fiscal year 2003 results also include a tax charge in the amount of $250,000 relating to a dividend distribution from InterTAN Canada Ltd. to the parent company and a tax charge of $1,050,000 which represents U.S. tax relating to the Company’s various treasury stock repurchase programs. See “Income Taxes”.

During fiscal year 2002, the Company recorded restructuring charges of $2,912,000 in connection with the consolidation and integration of its Corporate Office with that of its Canadian subsidiary and the reorganization of its merchandising and marketing departments. In conjunction with this restructuring, the Company also expensed costs aggregating $510,000 incurred in connection with the study of various alternatives to enhance shareholder value. The fiscal year 2002 results also include an inventory charge of $3,500,000 designed to expedite the acceleration of the Company’s transition towards a more streamlined merchandise strategy focused on higher growth products and an adjustment to the carrying value of certain receivables related to one of its divested businesses. See “Restructuring Charges”.

As previously discussed, effective April 30, 2001, the Company sold its subsidiary in Australia and recorded a gain on disposal of $4,101,000. In addition, the Company settled many of its remaining tax issues with the Canadian and United States tax authorities and recorded a charge of $700,000 in conjunction with such settlement. See “(Gain) loss on Disposal of Subsidiary Company” and “Income Taxes”.

Change in Accounting Principle—Vendor Allowances

In September 2002 the Emerging Issues Task Force of the Financial Accounting Standards Board (“the FASB”) issued Consensus No. 02-16 (“EITF 02-16”)—“Accounting by a Reseller for Cash Consideration Received from a Vendor”, with final consensus reached in March 2003. EITF 02-16 establishes new accounting standards for recording allowances received by a vendor or other supplier in a retailer’s financial statements. During fiscal year 2003, the Company changed its method of accounting for such allowances in accordance with EITF 02-16. The new standard requires that these allowances and certain other amounts received by resellers from vendors be treated as a reduction of the cost of inventory acquired from the vendor and recorded as a component of the cost of products sold when the related product or service is sold, unless the amount represents a reimbursement of a specific, identifiable and incremental cost incurred to sell the vendor’s products or services. The Company continues to record vendor allowances that represent reimbursements of specific, identifiable and incremental costs incurred to sell the vendor’s products or services as a reduction of the related cost in its consolidated statements of operations. Previously, and in accordance with generally accepted accounting principles, the Company had recognized and recorded vendor allowances as a reduction of advertising expense included in selling, general and administrative expenses. The following table compares selected data for the fiscal years ended June 30, 2003, 2002 and 2001 with the corresponding prior-year period, both as reported and pro forma, as if the change had been given retroactive effect:

(U.S. dollars, in thousands, except per share amounts)	2003	2002				2001
		Pro forma		As Reported		Pro forma	As Reported
Net sales and operating revenues	$403,052	$393,809		$393,809		$468,756	$468,756
Gross profit	$163,741	$156,638	[1]	$150,428	[1]	$196,004	$187,803
Gross margin percentage	40.6%	39.8	% [1]	38.2	% [1]	41.8%	40.1%
Selling, general and administrative expenses	$137,152	$123,058		$116,958		$152,091	$144,268
Selling, general and administrative expense percentage	34.0%	31.2%		29.7%		32.4%	30.8%
Operating income	$19,645	$24,770	[2]	$24,660	[2]	$41,795	$41,417
Net income	$7,711 [3]	$13,633	[2]	$13,568	[2]	$23,753	$23,527
Diluted income per average common share	$0.36	$0.53		$0.53		$0.83	$0.82

[1]	Includes an inventory charge of $3,500,000 related to a change in the Company’s merchandising strategy.
[2]	Includes a restructuring charge, non-recurring professional fees, special inventory charges and an adjustment to the carrying value of certain claims totaling $7,139,000, or $4,531,000, net of related taxes.
[3]	Includes a tax charge of $1,050,000 related to the purchase of the Company’s common stock and a foreign exchange loss of $1,683,000 in connection with managing the foreign exchange exposure associated with inventory commitments. These two items totalled $2,056,000, net of tax.

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

Summarized in the table below are the net sales and operating revenues, operating income (loss), and assets for the Company’s reportable segments for the fiscal years ended June 30, 2003, 2002 and 2001. The results for fiscal years 2002 and 2001 have not been adjusted to reflect the change in accounting policy for vendor allowances:

	Year Ended June 30
(U.S. dollars in thousands)	2003		2002		2001
Net sales and operating revenues:
Canada	$403,052		$393,809		$382,353
Australia	—		—		86,403	[3]

	$403,052		$393,809		$468,756

Operating income (loss):
Canada	$19,645		$24,660	[1,2]	$41,503
Australia	—		—		4,087	[3]
Corporate Headquarters	—	[1]	—	[1]	(4,173)

Operating income	19,645		24,660		41,417
Foreign currency transaction gains (losses)	(2,112	) [4]	41		(353)
Interest income	299		1,444		1,737
Interest expense	(1,018)		(403)		(873)

Income before income taxes and cumulative effect of accounting change	$16,814		$25,742		$41,928

Assets:
Canada	$166,329		$145,102		$163,016
Australia	—		—		—	[3]
Corporate Headquarters	—	[1]	—	[1]	52,514

	$166,329		$145,102		$215,530

[1]	During fiscal year 2002, the Company’s former Corporate Headquarters unit was integrated with its Canadian subsidiary.
[2]	Includes restructuring charges of $2,912,000, an inventory charge of $3,500,000, an adjustment to the carrying value of certain receivables of $217,000 and the write-off of $510,000 in costs associated with the Company’s strategic review process. For a discussion of comparable operating income see “Overview.”

[3]	The Company sold its Australian subsidiary as of April 30, 2001 and recognized a gain of $4,101,000. Accordingly, the Company’s 2001 operating results in Australia reflect only ten months of operation and the gain on sale.
[4]	Includes a foreign exchange loss of $1,683,000 relating to certain forward exchange contracts that the Company held in the fourth quarter that had been marked to market. See “Currency Transaction (Gains) Losses”.

Sales Outlets

The Company’s sales outlets by type is summarized in the following table:

	Year ended June 30
	2003	2002	2001 [1]
Company-operated	498	488	418
Rogers Wireless	79	66	55
Battery Plus	38	42	—
Dealer	337	367	360

	952	963	833

[1]	The Company’s Australian subsidiary was sold effective April 2001. At the time of the sale the Company had 233 Company-operated stores and 103 Dealer-operated stores. These stores are excluded from above.

The dealers included in the preceding table are independent retail businesses which operate under their own trade names but are permitted, under dealer agreements, to purchase any of the products sold by InterTAN company stores. The dealer agreements contain a license permitting the dealer to designate the consumer electronics department of the dealer’s business as a “RadioShack Dealer”. Sales to dealers accounted for approximately 12%, 13% and 12% of sales during fiscal year 2003, 2002 and 2001, respectively. The Company intends to continue to explore opportunities to expand its dealer base in Canada to produce profitable sales from communities too small to support company-operated stores.

In 1996 and as amended in June 2001, the Company entered into an Operating and Marketing Agreement (the “Mall Store Agreement”) with Rogers, under which Rogers has outsourced the operation of certain of its dealer locations (the “Rogers Wireless stores”) to the Company. Under this agreement, the Company has appointed Rogers as the exclusive supplier of wireless communications services to its customers, both in the Rogers Wireless stores and in the Company’s RadioShack stores. The Rogers Wireless stores are dedicated primarily to the sale of wireless services offered by Rogers to customers, including related hardware. In addition, up to 25% of the retail square footage of each store may be used to sell other products offered by the Company in its RadioShack stores that do not compete with services and products offered by Rogers. At June 30, 2003, the Company operated 79 Rogers Wireless locations.

Pursuant to the Mall Store Agreement, Rogers negotiates the lease arrangement of each store and is the tenant under the lease. The Company has neither primary nor secondary responsibility for the Rogers Wireless store leases. Rogers is responsible for the leasehold improvements in each store and is also responsible for payment of the rent, premises liability insurance costs, realty taxes, common area maintenance charges and mall marketing promotion costs. The Company owns the inventory in the Rogers Wireless stores and is also responsible for the installation, maintenance and other costs of the stores’ point-of-sale systems. In addition, the Company is responsible for the operating costs of the Rogers Wireless stores including payroll and related costs, and any percentage rent attributable to the sale of non wireless-based products. Employees working in the Rogers Wireless stores are employees of the Company and not Rogers.

Rogers’ primary source of revenue from the Rogers Wireless stores is the future income stream it will receive from customers who subscribe to its wireless services. While the Company purchases some of the inventory sold in both the Rogers wireless stores and in its own RadioShack stores from Rogers, the Company believes it could purchase such inventory directly from third party vendors, other than prepaid product, at comparable prices.

The Company receives the following revenues from the sale of Rogers’ wireless services and products. Except where indicated, the basis of computation of these amounts is identical in the Rogers Wireless stores and the Company’s RadioShack stores:

•	Revenue from the sale of wireless products;

•	Activation commission for selling a customer Rogers’ wireless services. Activation commission for selling a core wireless phone subscription in a Rogers Wireless store is paid at a rate equal to 80% of the amount paid for a similar activation in one of the Company’s RadioShack stores;

•	Bonus activation commission if certain pre-determined activations target levels are achieved;

•	Residual commissions based on a core customers’ monthly wireless bill over a fixed period. Residual commission is not payable with respect to core systems sold in a Rogers Wireless store;

•	A churn bonus, if the churn rate in the Rogers Wireless stores and in the Company’s RadioShack stores attains certain retention targets; and

•	A purchase-based volume rebate on the purchase of prepaid airtime cards.

The Company also receives co-operative advertising support from Rogers for advertising in both channels.

The purchase-based volume rebate described above is recorded as revenue annually when calculated. Upon adoption of EITF 02-16 such volume rebates were reclassified as a reduction of cost of goods sold. This had the impact of reducing revenue by approximately $400,000 and reducing cost of sales by a like amount. Certain co-operative advertising payments received from Rogers are treated as a reduction in selling, general and administrative expenses. These payments represent a reimbursement of costs to market Rogers’ wireless services and do not represent a reduction in the cost of product purchased from Rogers. These costs to market Rogers’ wireless service are specific, identifiable and incremental. The aggregate consideration received from Rogers is less than the costs being reimbursed.

The current Mall Store Agreement, unless renewed by the parties, runs through December 31, 2006.

Seasonality

InterTAN’s business is seasonal; sales peak in the November—December holiday selling season. The Company’s cash flow requirements are also seasonal since inventories build prior to the holiday selling season. Significant inventory growth typically begins to build in late summer and peaks in November.

Foreign currency effects

Profit and loss accounts, including sales, are translated from local currency values into U.S. dollars at the monthly average exchange rates. The impact of fluctuations of local country currencies against the U.S. dollar can be significant. During fiscal year 2003 the Canadian dollar was stronger on average against the U.S. dollar than it was in fiscal year 2002. As a result, the same local currency amounts translate into more U.S. dollars as compared with the prior year. For example, if local currency sales in Canada in fiscal year 2003 were equal to those in fiscal year 2002, the fiscal year 2003 income statement would reflect a 3.6% increase in sales when reported in U.S. dollars. If local currency sales in Canada in fiscal year 2002 were equal to those in fiscal year 2001, the fiscal year 2002 income statement would reflect a 3.3% decrease in sales when reported in U.S. dollars.

Estimates of fiscal year 2004 results contained in MD&A assume a Canadian dollar exchange rate of $0.65. The average rate of exchange during fiscal year 2003 was $0.6599.

Net Sales and Operating Revenues

Fiscal 2003 Results Compared with Fiscal 2002

Sales in U.S. dollars for fiscal year 2003 were $403,052,000, an increase over the prior year of $9,243,000, or 2.3%. This increase was more than attributable to the effects of a year on year decline in the value of the U.S. dollar relative to the Canadian dollar, the latter being the functional currency of the Company’s Canadian subsidiary. In local currency, sales declined by 1.3%. Comparable store sales declined by 4.4%, also measured in local currency. The difference between the total sales performance and the comparable store sales performance is explained primarily by the addition, on a net basis, of 13 Rogers Wireless stores and 10 company-operated RadioShack stores. See “Results of Operations—Sales Outlets.” In addition, the Battery Plus stores were acquired late in fiscal year 2002 and were, therefore, excluded from the comparable store calculation for most of the year. Dealer sales were down by 5.5%.

Sales of digital cameras grew by over 66%, reflecting the growing demand for this product. The Company has responded to this demand with a broader and deeper assortment. Double-digit growth in this category is expected to continue in fiscal year 2004. Sales of wireless products increased by 12%. This sales gain resulted not only from new users, but also from customers upgrading their hardware. Importantly, the Company has been successful in increasing the level of contracted phone sales as opposed to sales of prepaid models. Management believes this will continue to be a growth category in fiscal year 2004, with a high single-digit or low double-digit gain expected. Sales of video games and related gear and software were also very strong, showing an increase of 35% over last year, reflecting the successful introduction of those products into the Company’s stores. While further growth in this category is expected, the pace of growth will be slower, with low double-digit growth anticipated. Sales of toys grew by 9%. Many of the Company’s products in the toy line performed well. Management anticipates mid single-digit growth from this category for fiscal year 2004. Sales of audio/video products increased by 7%. The rapid adoption of DVD players by consumers as well as the success of home theatre contributed to this performance. Management believes a mid single-digit gain is realistic for this category in fiscal year 2004. The Company believes it has the broadest and deepest assortment of batteries in the marketplace. This competitive edge, combined with effective promotion, produced a 5% sales gain in this category in fiscal year 2003. A solid single-digit sales increase is projected for fiscal year 2004. After the sale compensation, including residuals and sales-based volume rebates, increased by 2% during fiscal year 2003 and represented about 2% of total revenue. Management expects similar results during fiscal year 2004.

Sales of computers declined by 28% and sales of computer accessories and software declined by 2% and 22% respectively. The PC market was very volatile in Canada during fiscal year 2003. There was an ample supply of product and competition for customers was fierce. The Company took a conservative approach in this environment, which may have contributed to a decline in sales. Lower hardware sales also had an effect on the sale of related accessories and software. For fiscal year 2004, the Company plans to offer a wider and deeper assortment of computers in selected stores. Additional emphasis will be placed on laptop models which the Company sees as an area of particular growth. Management anticipates single-digit growth in this category for fiscal year 2004. Sales of home satellite systems were down 23% over the prior year. Part of this decline is attributable to vendor-driven price reductions, as unit sales were down only 17%. The satellite market is a maturing one and has also been hurt by the activities of gray and black marketers, offering systems featuring U.S. based programming at prices well below market levels. The carriers are forecasting that in the coming year, year over year subscriber growth will decline. Management anticipates that the Company will mirror the performance of the industry as a whole. Sales of communication products were down 8%, reflecting, in part, lower price points. The Company belies that a low single-digit sales gain is achievable for fiscal year 2004. Sales of parts and accessories declined by 9% during fiscal year 2004. Late in fiscal year 2002, the Company streamlined its product assortment as part of a redirection in its merchandising strategy. See “Gross Profit—Fiscal 2002 Results Compared with Fiscal 2001.” Management believes that the reduction of assortments undertaken a year ago had a negative impact on sales and profits in the parts and accessory category and is taking aggressive steps to augment many segments of the Company’s product line. Emphasis will be placed on unique and unusual items that historically have differentiated the Company from its competitors. To date over 700 new or replacement products have been introduced with a further 700 expected to arrive in time for the holiday selling season. Many of these new products fall into the parts and accessory category. Management believes that a high single-digit gain can be achieved in the parts and accessory categories for fiscal year 2004. Sales of prepaid cellular airtime cards declined by 12%. This reduction is in part due to the emphasis placed by the Company on the sale of contracted phones and in part because of a wider distribution channel for the cards, including through the internet.

Overall, management anticipates that total revenues for fiscal year 2004 will increase by 3% to 5%.

Fiscal 2002 Results Compared with Fiscal 2001

When the sales of the Company’s Australian subsidiary are removed from sales of fiscal year 2001, the Canadian subsidiary showed a sales increase, in U.S. dollars of $11,456,000, or 3.0%. The effects of a weaker Canadian dollar adversely affected this comparison. Measured in local currency, sales in the Company’s Canadian subsidiary increased by 6.5%, with comparable store sales increasing by 3.7%. The difference between the total sales gain and comparable store sales growth is explained primarily by new stores. At June 30, 2002, excluding the Battery Plus stores which were acquired late in the year, the Company operated about 5% more RadioShack and Rogers Wireless stores than at the same time in fiscal 2001. An increase in after the sale compensation, including residuals and sales-based volume rebates, which are not credited to individual stores was also a factor. Sales in the dealer division increased by 1.3%.

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

Sales of computer hardware and monitors declined by 23% during fiscal year 2002. Earlier in the year, demand for older generation machines declined, as consumers delayed major purchases in anticipation of the introduction of Windows XP and machines with Pentium 4 technology. The effects of this drop in demand were further increased by the fact that early offerings of Pentium 4 machines were priced well above consumers’ comfort level. During the critical holiday selling season, while demand for Pentium 4 computers was strong, the supply of 1.5GHz Pentium 4 chips was tight. This situation was compounded by a low allocation by certain manufacturers to the Canadian marketplace. The end result was that very few of the Company’s stores had a consistent line-up over the holiday period. The sales comparison with the prior year was also adversely affected by the conclusion of a government sponsored program to subsidize the purchase of computers by families in the province of Quebec. This program produced a sales performance in the computer hardware category last year that proved impossible to match. While the performance of the computer category was disappointing, it was reflective of a soft market in Canada generally for PC’s. The sales performance in the satellite category was adversely affected by the activities of gray and black marketers. For the year, unit sales of satellite systems increased by 14% over the prior year, considerably less than the rate of growth experienced in the prior year. However pricing action by the carriers and promotional activity by the Company resulted in a 9% drop in satellite revenues for the year. Sales of more traditional analog products, in general, yielded disappointing results. Sales of analog personal electronics, landline telephones and toys showed declines. In some cases, the effects of unit sales growth were offset by falling retail prices, which put pressure on overall sales growth.

Gross Profit

Fiscal 2003 Results Compared with Fiscal 2002

Gross profit dollars for fiscal year 2003 were $163,741,000, $13,313,000 higher than in fiscal year 2002. Last year, gross profit dollars had been depressed by a special charge related to a change in the Company’s merchandising strategy. See “Fiscal 2002 Results Compared with Fiscal 2001” below. In addition, had the adoption of EITF 02-16 been given retroactive effect, gross profit dollars would have increased by a further $6,210,000 during fiscal year 2002. Foreign currency effects also had a significant impact on the comparison. The following table summarizes the components of the change in gross profit from the prior year:

(U.S. dollars in thousands)	Change in Gross Profit
Inventory adjustment in fiscal year 2002 (see discussion below)	$3,500
Effect of EITF 02-16	6,210
Decrease in sales	(1,972)
Reduction in the comparable gross margin percentage	(156)
Foreign currency rate effects	5,731

$13,313

The following table illustrates comparable gross profit as a percentage of sales:

	Year ended June 30
	2003	2002		2002
		Pro Forma		As reported
Gross profit as a percentage of sales	40.6	39.8	[1]	38.2	[1]

[1]	Computed as if the impact of EITF 02-16 had been given retroactive effect. Includes the inventory adjustment of $3,500,000 discussed below. Excluding that adjustment, the comparable pro forma gross margin percentage would have been 40.7%.

For some time, the Company has experienced pressure on its gross margin percentage, primarily as a result of a shift in consumer demand towards products, primarily digital and other branded goods, most of which carry margins below the Company’s traditional levels. During the first quarter of fiscal 2003, margins were also negatively influenced by the sell-through of clearance merchandise. This trend began to improve during the second quarter when InterTAN reported a gross margin percentage that was within 20 basis points of the prior year. Further improvement occurred during the third quarter, such that the gross margin for the three months ended March 31, 2003 was flat with the prior year at 39.9%. A strong fourth quarter margin performance resulted in comparable pro forma margins, including the effects of EITF 02-16 but excluding the effects of the inventory charge described above, for the year as a whole being more or less flat with the prior year. Comparable fourth quarter gross margins were approximately 300 basis points higher than in the prior year. Lower PC and satellite sales as a portion of the sales mix was a contributing factor to this improvement. In addition to the effects of the $3,500,000 inventory charge recorded last year, fourth quarter margins a year ago were further reduced by the sell through of clearance merchandise, which cannibalized the sale of regularly priced product. Fourth quarter margins this year also benefited from the introduction of some of the new products described earlier. These products typically carry higher margins than other products in the assortment.

For fiscal year 2004, management believes that an increase in the gross margin percentage of 50 to 100 basis points can be achieved. The main factor contributing to this result is the introduction of over 1400 new items to the product line. As indicated above, many of these products typically carry higher margins than the fiscal year 2003 mix of products in the assortment. Although sales of computers are expected to increase, the Company believes that these sales can be achieved at higher margins than in the past. Sales of computer accessories are also expected to increase which will help offset the effects of an increase in computer sales in the overall sales mix.

Fiscal 2002 Results Compared with Fiscal 2001

Gross profit dollars for fiscal year 2002 were $37,375,000 lower than during fiscal year 2001. This reduction is more than explained by the sale of the Company’s Australian subsidiary and a charge of $3,500,000 to write down inventory in the Canadian subsidiary to net realizable value. The following summarizes the components of the change in gross profit from the prior year:

(U.S. dollars, in thousands)	Change in Gross Profit
Increase in sales	$9,625
Reduction in the gross margin percentage	(4,412)
Foreign currency rate effects	(5,019)
Inventory adjustment (see discussion below)	(3,500)

(3,306)
Effect of sale of Australian subsidiary	(34,069)

$(37,375)

During the latter part of fiscal year 2002, the Company carried out an in depth review of its merchandising strategy in light of changing consumer preferences, consumer perceptions of the Company’s stores and product positioning. As a consequence of that study, management took the decision to refocus the Company’s product assortment to expedite the acceleration of the Company’s transition to a more streamlined merchandising strategy focused on higher growth products, to improve product adjacencies and to create an innovative category management strategy, while maintaining a strong focus on its core electronic, wireless and accessories business. In order to facilitate this transition, the Company re-evaluated its merchandise offering, and commenced an aggressive strategy to eliminate products incongruent with its new assortment. As a consequence of this decision, the Company recorded a charge of $3,500,000 to write down the affected inventory to net realizable value.

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

Selling, General and Administrative Expenses

Fiscal 2003 Results Compared to Fiscal 2002

The following table provides a breakdown of selling, general and administrative expense (“SG&A”) by major category compared to the results for fiscal year 2002, both as reported and pro forma, as if the change in accounting policy for vendor returns had been given retroactive effect:

SG&A Expenses by Category

	2003		2002		2002
(U.S. dollars in thousands, except percents)	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales
			Pro forma		As reported
Canadian and corporate expenses
Payroll	$57,812	14.3	$50,954	12.9	$50,954	12.9
Advertising	20,314	5.0	19,110	4.8	13,010	3.3
Rent	20,600	5.1	18,538	4.7	18,538	4.7
Taxes (other than income taxes)	9,950	2.5	8,736	2.2	8,736	2.2
Telephone and utilities	4,069	1.0	3,518	0.9	3,518	0.9
Other	24,407	6.1	22,202	5.7	22,202	5.7

	$137,152	34.0	$123,058	31.2	$116,958	29.7

During fiscal year 2003, SG&A expenses increased by $14,094,000 when compared to fiscal year 2002 results on a pro forma basis. Approximately $4,879,000 of this increase is attributable to foreign exchange. Measured in local currency, this represented an increase of 7.2% in SG&A over the prior year. The following is a breakdown of the same-exchange-rate increase in SG&A expense over the prior year using the pro forma results:

Percentage increase
Payroll	9.2
Advertising	2.1
Rent	6.8
Taxes (other than income taxes)	9.2
Telephone and utilities	10.8
Other	6.0

Total increase	7.2

The company invested significantly in additional stores during fiscal year 2003 by adding a net of 10 new RadioShack stores and a net of 13 new Rogers stores. The addition of these new stores has contributed considerably to the increase in payroll costs over the prior year. As well, payroll for fiscal year 2003 reflects a full year of operation of the Battery Plus stores acquired in the fourth quarter of fiscal year 2002. Extra resources added in the distribution centre due to short-term difficulties in the implementation of the new warehouse system also contributed to the increase in payroll costs. Additional personnel were added in the second and third quarters of fiscal year 2003 to ensure that the new distribution system kept the stores in stock over the holiday selling season and to re-align inventory levels after this period. Staff in the warehouse has now been lowered to levels less than that of the previous year, reflecting the successful implementation of the new distribution system. Rent increased as a result of both the addition of new stores and regular increases on lease renewals. As previously discussed, the Company does not pay rent on any of the Rogers stores. Taxes (other than income taxes) represents business taxes on the Company’s head office and distribution center and its retail locations. This category would increase as a result of the increase in the store count and increases in the local property tax rates. Telephone and utilities expense has increased as a result of the placement of high-speed internet service in the stores to allow for customer demonstrations and as a result of the increase in the number of new stores in fiscal year 2003.

Management does not anticipate a significant increase in SG&A expense in fiscal year 2004. While the planned addition of new stores will increase payroll and rent expense, these increases will be offset by initiatives taken in the third quarter of fiscal year 2003 to reduce the field sales force by culling the ranks of less productive staff and the elimination of various non-selling positions. Management estimates that SG&A expenses, as a percentage of sales, for fiscal year 2004 will be 50 to 100 basis points lower than fiscal year 2003.

Fiscal 2002 Results Compared to Fiscal 2001

The following table provides a breakdown of SG&A by major category for fiscal year 2002, both as reported and pro forma, compared to the results for fiscal year 2001, both as reported and pro forma, as if the change in accounting policy for vendor returns had been given retroactive effect:

	2002			2002			2001		2001
(U.S. dollars in thousands, except percents)	Dollars	% of Sales		Dollars	% of Sales		Dollars	% of Sales	Dollars	% of Sales
	Pro forma			As reported			Pro forma		As reported
Canadian and corporate expenses
Payroll	$50,954	12.9	[1]	$50,954	12.9	[1]	$49,488	12.9 [1]	$49,488	12.9	[1]
Advertising	19,110	4.8	[1]	13,010	3.3	[1]	20,184	5.3 [1]	13,764	3.6	[1]
Rent	18,538	4.7	[1]	18,538	4.7	[1]	17,430	4.6 [1]	17,430	4.6	[1]
Taxes (other than income taxes)	8,736	2.2	[1]	8,736	2.2	[1]	7,912	2.1 [1]	7,912	2.1	[1]
Telephone and utilities	3,518	0.9	[1]	3,518	0.9	[1]	3,328	0.9 [1]	3,328	0.9	[1]
Other	22,202	5.7	[1]	22,202	5.7	[1]	19,963	5.2 [1]	19,963	5.2	[1]

	123,058	31.2	[1]	116,958	29.7	[1]	118,305	30.9 [1]	111,885	29.3	[1]
Australian expenses	—	—		—	—		33,786	39.1 [2]	32,383	37.5	[2]

Consolidated expenses	$123,058	31.2	[3]	$116,958	29.7	[3]	$152,091	32.4 [3]	$144,268	30.8	[3]

[1]	Percentages are of Canadian sales.
[2]	Percentages are of Australian sales.
[3]	Percentages are of consolidated sales.

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

During fiscal year 2002, comparable SG&A expenses increased by $5,073,000. Measured in local currency, this represented an increase of 7.8%. The following is a breakdown of the same-exchange-rate increase (decrease) in SG&A expense in Canada and Corporate Headquarters over the same quarter in the prior year on an as-reported basis:

Percentage increase (decrease)
Payroll	6.2
Advertising	(3.8)
Rent	10.8
Taxes (other than income taxes)	13.9
Telephone and utilities	9.1
Other	14.5

Total increase	7.8

Payroll in stores increased both as a result of higher sales and due to an enhancement in the pay plan for store personnel. The Company believed this new plan would continue to deliver long-term benefits, including improved morale and retention of key personnel. Personnel turnover was reduced significantly during fiscal year 2002. Payroll in central units also increased as management was strengthened and key resources were added, in particular in support of the inventory and supply chain management functions. The effect of these payroll increases was substantially mitigated by the benefits of the restructuring and consolidation of the Corporate Office in the first quarter of fiscal year 2002. Rent increased as a result of an increase of 57 new company-operated stores, including 42 Battery Plus stores added during the fourth quarter, as well as scheduled rent increases. Taxes (other than income taxes) primarily represents business taxes on the Company’s head office and distribution center and its retail locations. This expense category would increase with the store count as well as increases in local property tax rates. Other SG&A expenses in fiscal year 2002 included the write-off of costs aggregating $510,000 incurred in connection with the study of various alternatives to enhance shareholder value. An increase in insurance costs also contributed to an increase in other SG&A expenses.

Depreciation

Fiscal 2003 Results Compared to Fiscal 2002

Depreciation expense increased during fiscal year 2003 by $1,249,000. This increase is largely due to the addition of the new warehouse and distribution centre.

Management estimates that depreciation expense for fiscal year 2004 will be approximately $6,500,000.

Fiscal 2002 Results Compared to Fiscal 2001

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

(Gain) Loss on Disposal of Subsidiary Company

During the fourth quarter of fiscal year 2001, the Company sold its former subsidiary in Australia and recorded a gain of $4,101,000. The consolidated statements of operations and cash flows for the fiscal year ended June 30, 2001 includes the results of the Australian subsidiary.

The gain on disposal reported in the fiscal year 2001 was based on management’s calculation of certain adjustments to be paid following completion of the sale. The purchaser has advised the Company that it disagrees with management’s calculation of those adjustments and has commenced legal action in support of its claim. Management believes that its calculation of the adjustments is appropriate and that there are strong arguments against the position adopted by the purchaser. The Company is in the process of vigorously defending its position. Should the purchaser prevail in this dispute, the Company would have an additional liability of approximately $2,695,000.

Under the terms of the sale agreement, during the nine-month period following the sale, which period ended January 31, 2002, the Company indemnified the purchaser against any inaccuracies in the financial statements of the former Australian subsidiary as of the date of sale. Except as noted above, no claims were made under this indemnity within the prescribed time period. Layered on top of this indemnity is a two-year indemnity covering tax matters only and expired April 30, 2003. This indemnity had a limit of A$4,000,000 (approximately $2,695,000). No claims were made under this tax indemnity. In addition, the Company indemnified the purchaser against termination costs with respect to certain employees. One claim has been received under this indemnity for an amount of approximately $84,000. The time for making additional claims under this indemnity has now expired.

United States federal and Australian withholding tax on the sale were approximately $600,000. Management believes there are authoritative arguments in support of the position that this transaction is exempt from Australian capital gains tax by virtue of the tax treaty between the United States and Australia, and, accordingly, no Australian tax was recorded with respect to the sale. However, there can be no assurance that the Australian tax authorities will not challenge this position. If Australian tax were to apply to the gain on sale, the Company would have an additional liability of approximately $9,350,000, which the Company would vigorously dispute.

During the fourth quarter of fiscal year 2002, the Company re-evaluated the collectability of certain receivables relating to one of its divested operations and recorded a non-cash charge of $217,000.

Restructuring Charges

During the first quarter of fiscal year 2002, the Company recorded a restructuring charge of $2,703,000, representing the cost of streamlining the Company’s Corporate Office and integrating it with InterTAN’s operating subsidiary, InterTAN Canada Ltd.

During the fourth quarter of fiscal year 2002, the Company announced a further restructuring of its merchandising and marketing groups to streamline the decision making process and to optimise responsiveness. In connection with this restructuring, the Company recorded a charge of $209,000 during the fourth quarter of fiscal year 2002.

The following is a summary of activity within the restructuring reserve during fiscal years 2003 and 2002:

(U.S. dollars in thousands)	Balance June 30 2001	Provision Recorded	Paid	Balance June 30 2002
Professional fees and related expenses	$—	$7	$7	$—
Retirement, severance and other compensation costs	—	2,790	1,023	1,767
Other charges	—	115	115	—

	$—	$2,912	$1,145	$1,767

(U.S. dollars in thousands)	Balance June 30 2002	Paid	Balance June 30 2003
Retirement, severance and other compensation costs	$1,767	$414	$1,353

In conjunction with the restructuring during the first quarter of fiscal year 2002, the Company also expensed costs aggregating $510,000 incurred in connection with the study of various alternatives to enhance shareholder value. This amount has been included in selling, general and administrative expenses.

In conjunction with the restructuring during the fourth quarter of fiscal year 2002, the Company also recorded an inventory charge of $3,500,000 designed to expedite the acceleration of the Company’s transition towards a merchandise strategy focused on higher growth, primarily digital products. This inventory adjustment was charged to cost of products sold.

Currency Transaction (Gains) Losses

A foreign currency transaction loss of $2,112,000 arose during fiscal year 2003. This loss was the result of the impact of a sudden and unanticipated decline in the value of the U.S. dollar relative to the Canadian dollar. The primary reason for this loss was a charge of $1,683,000 which was recorded in the fourth quarter. It is the Company’s policy to manage its exposure to the foreign currency risk related to outstanding U.S. dollar purchase orders in its Canadian subsidiary by either maintaining U.S. dollar cash balances or by purchasing forward foreign exchange contracts. Significant U.S. dollar denominated orders were outstanding in the March/April time frame and, consistent with Company policy, those orders were backed with forward exchange contracts against anticipated delivery dates. Between March 31, 2003 and June 30, 2003 the U.S. dollar declined in value by over 8% relative to the Canadian dollar. For financial accounting purposes, under FAS 133, these contracts could not be treated as hedges and had to be marked to market and included in the consolidated statement of operations, rather than being deferred and included in the cost of inventory, as acquired.

A foreign currency gain of $41,000 and a loss of $353,000 occurred during fiscal years 2002 and 2001, respectively. These gains and losses resulted from a variety of factors, including the effect of fluctuating foreign currency values on certain assets and trade payables denominated in currencies other than the functional currency of the debtor.

Interest Income and Expense

Interest income was $299,000, $1,444,000 and $1,737,000 during fiscal years 2003, 2002, and 2001, respectively. The reduction in interest income during fiscal years 2003 and 2002 resulted from a reduction in the Company’s cash resources as a result of the repurchase of common stock during those periods and the payment of previously disputed tax balances relating to prior periods. Declining interest rates were also a factor in the reduction in interest income.

Interest expense during fiscal year 2003 increased by $615,000. Interest expense during fiscal year 2002 decreased by $470,000. During fiscal year 2003 the Company borrowed from its operating line to finance the seasonal build-up of inventory. The Company also used its non-revolving term facility to finance the Company’s seventh stock repurchase program. Interest expense for fiscal year 2002 consisted entirely of amortization of loan origination costs and standby fees, as the Company did not need to borrow under its credit line during the year.

Management anticipates net interest expense for fiscal year 2004 to be approximately $1,500,000, reflecting a full year of interest on the outstanding balance of the non-revolving term facility.

Income Taxes

The provision for income taxes in fiscal year 2003 includes a provision for Canadian taxes on the profits of RadioShack Canada. The provision also included Canadian tax on a dividend distribution to the parent Company and United States income taxes related to the Company’s stock repurchase program. The Company, along with all taxpayers, had benefited from a two-year exemption from this tax and anticipated that this exemption would be continued. However, the exemption was removed in the final tax bill enacted in May 2003. The latter two items totalled $1,300,000. The effective tax rate for fiscal year 2003 was 50.7%. Excluding the dividend distribution tax and the United States taxes described above, the effective rate would have been 43%. Management estimates that the effective tax rate for fiscal year 2004 will be approximately 41%. The provision for income taxes in fiscal year 2002 and 2001 included a provision for Canadian taxes on the profits of RadioShack Canada. No provision for Australian taxes was made during fiscal year 2001, because the Australian subsidiary had a pre-tax loss through the date of its sale. The fiscal year 2001 provision included a special charge of $700,000 related to the settlement of outstanding issues with the Canadian and United States authorities as well as a provision of $581,000 relating to the sale of the Australian subsidiary. See “Gain (Loss) on Disposal of Subsidiary Company.”

During fiscal years 1999 and 2001, the Company reached agreements with the Canadian tax authorities, settling substantially all of its remaining outstanding Canadian tax issues. Because of the age of these issues and the terms of the settlements, there were complex interest computations to be made. At June 30, 2002, final statements summarizing amounts owing had not been received. Management estimated that at June 30, 2002, the liability to settle all outstanding Canadian tax issues was approximately $11,000,000 to $13,000,000. In October 2002, a payment of approximately $7,300,000 was made in satisfaction of a significant portion of these issues. This payment was net of the application of an overpayment of fiscal year 2002 income taxes of approximately $2,900,000, resulting in a reduction of the Company’s liability of approximately $10,200,000. Management estimates that its liability with respect to the remaining issues is approximately $2,500,000. Management further believes that it has a provision recorded sufficient to pay the estimated liability resulting from these issues; however, the amount ultimately paid could differ from management’s estimate.

The Company has one remaining issue in dispute with the Internal Revenue Service (“IRS”) in the United States. The Company disagrees with the position of the IRS on this issue and, on the advice of legal counsel, believes it has meritorious arguments in its defence and is in the process of vigorously defending its position. It is management’s determination that no additional provision need be recorded for this matter. However, should the IRS prevail in its position, the Company could potentially have an additional liability of approximately $2,300,000.

Earnings per Share

Basic earnings per share (“EPS”) is calculated by dividing the net income or loss by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted.

The Company’s only dilutive instruments are the options to purchase common stock held by the Company’s directors and employees. At June 30, 2003, the Company’s directors and employees held options to purchase 1,175,722 common shares at prices ranging from $2.48 to $11.95 per share. During quarters one through four of fiscal year 2003, all but 495,169; 650,269; 565,081 and 552,770 of options then outstanding were included in the computation of diluted earnings per common share. These options were excluded because the option exercise price was greater than the average market price of the common stock during the particular quarter. The dilutive effect of the various options held by the Company’s directors and employees in future periods will depend on the average market price of the Company’s common stock during such periods.

Management estimates the earnings per share for fiscal year 2004 will be approximately $0.65 to $0.75 per diluted share. This estimate assumes an average of 21,250,000 shares outstanding.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in an entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not have any ownership in any variable interest entities. The Company believes that the adoption of FIN 46 will not have a material impact on the Company’s consolidated financial position or on its results of operations.

In April 2003, the FASB issued Financial Accounting Standards No. 149 (“FAS 149”)—“Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends FAS 133 by requiring that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and must be applied prospectively. The Company does not expect the adoption of FAS 149 to have a material impact on consolidated financial statements.

In May 2003, the FASB issued Financial Accounting Standards No. 150 (“FAS 150”)—“Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 and must be applied prospectively by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company does not expect the adoption of FAS 150 to have a material impact on its consolidated financial statements since it does not currently have any financial instruments with characteristics of both liabilities and equity.

Liquidity and Capital Resources

Cash flow from operating activities generated $5,707,000 in cash during fiscal year 2003. Net income adjusted for non-cash items, generated $16,548,000 in cash, while working capital requirements consumed $10,841,000 in cash. The reduction in the amount of cash generated from operating activities over the prior year is explained by a number of factors. Net income, adjusted for non-cash items produced $8,170,000 less in cash than in fiscal year 2002. Payment of a cash deposit to RadioShack International Procurement Limited Partnership (“RIPLP”) in the amount of $4,179,000 as security for inventory purchases and a reduction in accrued expenses contributed to the amount of cash consumed by working capital requirements. This consumption of cash is offset by an increase in accounts payable arising from extended payment terms negotiated with various vendors.

Cash flow from operating activities generated $12,943,000 in cash during fiscal year 2002. Net income, adjusted for non-cash items, generated $24,718,000 in cash, while working capital requirements consumed $11,775,000 in cash. Income taxes payable consumed $15,993,000 in cash, primarily as a result of the payment of balances relating to prior years. See “Income Taxes.” In addition, instalments of Canadian taxes for fiscal year 2002 exceeded taxes actually payable for the year. This is because instalments were based on actual taxes payable for fiscal year 2001. This overpayment was refunded during fiscal year 2003. A reduction in accounts payable also contributed to the amount of cash consumed by working capital requirements. This reduction reflects renewed emphasis on inventory management. The effects of reductions in the level of income taxes and accounts payable on cash were partially offset by a reduction in inventory levels and an increase in accrued expenses. The inventory reduction is part of an overall strategy of improving inventory management through a more focused merchandising strategy, increasing inventory turns and having a better in stock position. This increase in accrued expenses is primarily attributable to the accrual of capital costs associated with the distribution center project.

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

Investing activities consumed $6,759,000 in cash during fiscal year 2003, primarily related to the routine additions to property and equipment resulting from the addition of new stores and renovations to existing stores. This consumption of cash is partially offset by proceeds received from the disposal of property and equipment and other investing activities.

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

Cash flows from financing activities consumed $4,085,000 in cash during fiscal year 2003. During the year, the Company completed its sixth stock repurchase program announced in June 2002 and also a seventh share purchase program announced in October 2002. In total, approximately 1,520,000 shares were acquired at a total cost of $12,233,000. This outflow of cash was partially offset by borrowings under the Company’s new credit facility in the amount of $7,421,000 and by proceeds received from the issuance of stock under the Company’s stock purchase plan and by cash received from employees on the exercise of stock options.

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

In December 2002 the Company’s Canadian subsidiary entered in a new credit facility (the “Credit Facility”) in the amount of C$85,000,000 (approximately $63,079,000 at June 30, 2003 exchange rates) with a major Canadian bank, replacing its existing asset-backed facility which had been in place since December 1997. The Credit Facility consists of two revolving renewable facilities and a five-year non-revolving term facility.

The first one-year renewable revolving facility is for C$30,000,000 (approximately $22,263,000 at June 30, 2003 rates of exchange.) This facility is intended for normal working capital requirements and is available throughout the year. The amount that can be used for letters of credit is limited to C$5,000,000 during fiscal year 2003 (approximately $3,711,000 at June 30, 2003 rates of exchange), increasing to C$8,000,000 and C$11,000,000 during fiscal years 2004 and 2005, respectively. Further increases of C$2,000,000 each are contemplated for fiscal years 2006 and 2007.

The second one-year renewable revolving facility is for C$45,000,000 (approximately $33,395,000 at June 30, 2003 rates of exchange.) This facility is for seasonal working capital requirements and is available only during the annual period of September 1 to January 31. This facility cannot be used for letters of credit and must be repaid in full each January 31.

Advances under these revolving facilities are limited to a borrowing base calculation tied to the Company’s accounts receivable and inventories. At June 30, 2003, no amounts were outstanding under either facility and C$218,000 (approximately $162,000 at June 30, 2003 rates of exchange) was committed in support of letters of credit. At June 30, 2003, C$30,000,000 (approximately $22,263,000 at June 30, 2003 rates of exchange) was available for use under these facilities.

The Credit facility also includes a five–year non-revolving term facility in the amount of C$10,000,000 (approximately $7,421,000 at June 30, 2003 rates of exchange.) This facility is intended for capital expenditures or the repurchase of the Company’s common stock. In December 2002, the Company drew down on this facility in full to finance the seventh share repurchase program announced in October 2002. Consequently, at June 30, 2003 C$10,000,000 (approximately $7,421,000 at June 30, 2003 rates of exchange) was outstanding under this facility. A repayment of C$2,000,000 (approximately $1,484,000 at June 30, 2003 rates of exchange) is due December 17, 2003. Further repayments of C$2,000,000 are due on December 17, 2004 through December 17, 2007, inclusive.

The Credit Facility requires that the Company remain in compliance with certain financial ratios including the current ratio, fixed charge coverage ratio, tangible net worth and total adjusted debt to tangible net worth. The Company was in compliance with all of these covenants at June 30, 2003 and management does not anticipate any difficulty in remaining in compliance with these covenants based on the current forecast for fiscal year 2004. Borrowing rates under the facility range from Canadian prime plus 0.50% to prime plus 1.5%, based on the Company’s quarterly performance against predetermined fixed charge coverage ratios. Using the same criteria, the Company may borrow at Canadian bankers’ acceptance and LIBOR rates plus from 1.50% to 2.5%. Letters of credit are charged at rates ranging from 1.5% per annum to 2.5% per annum, using the same performance criteria. Using the same fixed charge coverage test, a standby fee of 0.25% to 0.50% is payable on the unused portion of the revolving credit facilities at that time. The weighted average interest rate paid by the Company under its credit facility for the year was 5.58%.

Security granted by InterTAN Canada Ltd. to secure its obligations under the Credit Facility include a demand debenture with a face value of C$125,000,000 ($92,763,000 at June 30, 2003 rates of exchange), general security agreement, charge/mortgage on real property owned by it and a general assignment of accounts receivable. The obligations of InterTAN Canada Ltd. are further secured by a guarantee issued by InterTAN, Inc. of all future indebtedness, liability and obligations now or in the future owing by it to lenders under the Credit Facility.

The cost of establishing the Credit Facility, including professional fees and a loan origination fee were approximately C$1,000,000 (approximately $742,000 at June 30, 2003 exchange rates.) These costs have been allocated between the revolving and non-revolving facilities. Costs aggregating C$290,000 (approximately $215,000 at June 30, 2003 rates of exchange) were allocated to the short-term facilities and the remaining C$710,000 (approximately $527,000 at June 30, 2003 rates of exchange) were allocated to the long-term facility. These costs will be amortized over the terms of the respective facilities.

Under the terms of the Company’s Merchandise Agreement with RadioShack U.S.A., purchase orders with Far Eastern suppliers must be supported, based on a formula set out in the Merchandise Agreement, by letters of credit issued by banks on behalf of InterTAN, by a surety bond, or backed by cash deposits. The Company has secured surety bond coverage from a major insurer (the “Bond”) in an amount not to exceed $2,000,000. At June 30, 2003 the Company also had $4,179,000 on deposit with RIPLP. Use of the Bond and placement of the cash deposit gives the Company greater flexibility in placing orders with Far Eastern suppliers by releasing a portion of the credit available under the Revolving Loan Agreement for other purposes.

The Company’s primary uses of liquidity during fiscal year 2004 will include the funding of capital expenditures, the build up of inventories for the 2003 holiday selling season, funding the repurchase of common stock and payments of income tax balances. Management anticipates capital expenditures in the amount of approximately $8,500,000, relating primarily to investments in store assets, including new stores and renovating and relocating existing stores, and in additions and improvements to management information systems. In July 2003, the Company announced that it had received regulatory approval to repurchase an additional 1,025,000 shares of the Company’s common stock. Management estimates that this will cost approximately $8,000,000 to $10,000,000. Management estimates that its liability with respect to remaining income tax issues is approximately $2,500,000 and that such amount will be paid during fiscal year 2004. Management also estimates that bank borrowing at the upper range of the credit limits under its revolving facilities will be required to finance the seasonal build up of inventories. Such borrowings will peak in November and management estimates that the seasonal revolving line will be paid down in full, as required, by the end of the January.

Management believes that the Company’s cash and short-term investments on hand and its cash flow from operations combined with its banking facilities, the Bond and the amount on deposit will provide the Company with sufficient liquidity to meet its planned requirements through fiscal year 2004.

The table below sets out the Company’s obligation under its operating and capital leases at June 30, 2003:

(U.S. dollars in thousands)	2004	2005	2006	2007	2008	Thereafter	Total
Operating leases	$14,369	$13,120	$12,086	$10,975	$10,299	$29,175	$90,024
Obligation under capital leases[1]	239	224	170	60	—	—	693

	$14,608	$13,344	$12,256	$11,035	$10,299	$29,175	$90,717

[1]	Includes interest

In addition to these obligations, during fiscal year 2002, the Company entered into a contract under which it is obligated to spend approximately $C40,000,000 (approximately $29,700,000 at June 30, 2003 rates of exchange) in advertising over a five-year period. At June 30, 2003 and 2002, the remaining commitment under this contract was approximately $C23,000,000 (approximately $17,100,000 at June 30, 2003 rates of exchange) and $C31,600,000 (approximately $23,500,000 at June 30, 2003 rates of exchange), respectively. These commitments will be spent during fiscal years 2003 through 2006.

Item 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of market risks arising primarily from the impact of changes in interest rates on its credit facilities and from the impact of foreign currency fluctuations as they relate to its investment, debt and activities in Canada.

Foreign currency fluctuations

The Company’s activities are carried on in Canada and, previously, Australia. The Company is exposed to foreign currency risks in three broad areas:

•	Its inventory purchases;

•	Translation of its financial results; and

•	Its net investment in Canada.

In fiscal year 2003, approximately 20% of RadioShack Canada’s purchases were from vendors requiring payment in U.S. dollars. Accordingly, there is risk that the value of the Canadian dollar could fluctuate relative to the U.S. dollar from the date the goods are ordered and the invoice amount becomes payable.

Management monitors the foreign exchange risk associated with its U.S. dollar open orders on a regular basis by reviewing the amount of such open orders, exchange rates, including forecasts from major financial institutions, local news and other economic factors. Based on this input, management decides whether or not to mitigate the exchange risk of a portion of those orders in advance of delivery by purchasing forward exchange rate contracts to be settled on or near the estimated date of inventory delivery. For financial reporting purposes, the Company is not able to designate these contracts as hedges.

The table below shows the amount of open orders at June 30, 2003 and 2002 and foreign exchange contracts on hand at June 30, 2003 and 2002 and the financial impact which would result if the local currencies were to decline in value by 10% relative to the U.S. dollar from June 30, 2003 and 2002 to the date of delivery.

(U.S. dollars in thousands)	June 30, 2003	June 30, 2002
Open orders	$18,738	$23,665

Impact of a 10% decline in local currency values	$1,874	$2,367

Foreign exchange contracts on hand	$6,000	$2,000

Impact of a 10% decline in local currency values	$(600)	$(200)

Net impact of a 10% decline in local currency values	$1,274	$2,167

The incremental cost of such a decline in currency values, if incurred, would be reflected in higher cost of sales in future periods. In these circumstances, management would take product-pricing action, where appropriate. The foreign exchange gain related to the forward contracts would be included in the consolidated statements of operations as part of foreign currency transactions gains (losses) for the period in which the gain arose.

Translation of financial results

The functional currencies of the Company’s operating subsidiary in Canada is the Canadian dollar. However, the reporting currency of the Company on a consolidated basis is the U.S. dollar. Consequently, fluctuations in the value of the Canadian dollar has a direct effect on reported consolidated results. It is not possible for management to effectively hedge against the possible impact of this risk.

The following table shows the consolidated sales and operating income for fiscal years 2003 and 2002 and the effect that a 10% decline in value of the Canadian dollar would have had on those results.

	Year ended June 30, 2003		Year ended June 30, 2002
(U.S. dollars, in thousands)	As Reported	Effect of a 10% Decline in Currency Values	As Reported	Effect of a 10% Decline in Currency Values
Sales	$403,052	$(40,305)	$393,809	$(39,381)

Operating Income	$19,645	$(1,965)	$24,660	$(2,466)

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

The following table shows the Company’s net investment in Canada and is expressed in U.S. dollars at June 30, 2003 and 2002. The table also shows the effect on this amount if the Canadian dollar were to lose 10% of its value against the U.S. dollar:

	June 30, 2003		June 30, 2002
	Net Investment	Effect of a 10% Decline in Currency Values	Net Investment	Effect of a 10% Decline in Currency Values
Canada	$97,899	$(9,790)	$84,236	$(8,424)

Short-term interest rates

The Company’s credit facilities consist of two revolving renewable facilities and a five-year non-revolving term facility. These banking arrangements, which are used primarily to finance inventory purchases and the Company’s stock repurchase program, provide for interest on any short-term and long-term borrowings at rates determined with reference to the local “prime” or “base rates”. These rates are, therefore, subject to change for a variety of reasons that are beyond the Company’s control. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” which is incorporated herein by reference.

In fiscal year 2003 the Company borrowed under both its short-term and long-term credit facilities throughout the year. Borrowings for the year averaged approximately $18,000,000 and interest paid on such advances averaged approximately $850,000. Interest on these borrowings was payable at the Canadian prime rate plus 0.50% to 1.50%. Had the Canadian prime rate been 10% higher, management estimates that interest expense would have increased by approximately $85,000. The Company did not borrow under its Canadian facility during fiscal year 2002.

It has not been the Company’s policy to hedge against the risk presented by possible fluctuations in short-term interest rates.

Item 8	FINANCIAL STATEMENTS

Report of Independent Accountants

To the Board of Directors and Stockholders of InterTAN, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of InterTAN, Inc. and its subsidiaries at June 30, 2003, and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with generally accepted accounting principles in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Toronto, Canada

August 14, 2003

Consolidated Statements of Operations

	Year ended June 30
(In thousands, in U.S. dollars, except per share data)	2003	2002	2001
	(Note 1)	(Note 1)	(Note 1)

Net sales and operating revenues	$403,052	$393,809	$468,756
Other income (loss)	(21)	(7)	138

	403,031	393,802	468,894
Operating costs and expenses:
Cost of products sold	239,311	243,381	280,953
Selling, general and administrative expenses	137,152	116,958	144,268
Depreciation	6,923	5,674	6,357
(Gain) loss on disposal of subsidiary company (Note 2)	—	217	(4,101)
Restructuring charges	—	2,912	—

	383,386	369,142	427,477

Operating income	19,645	24,660	41,417

Foreign currency transaction gains (losses)	(2,112)	41	(353)
Interest income	299	1,444	1,737
Interest expense	(1,018)	(403)	(873)

Income before income taxes and cumulative effect of accounting change	16,814	25,742	41,928
Income taxes (Note 9)	8,523	12,174	18,401

Net income before cumulative effect of accounting change	8,291	13,568	23,527
Cumulative effect of accounting change for vendor allowances, net of income taxes of $388 (Note 1)	(580)	—	—

Net income	$7,711	$13,568	$23,527

Basic net income per average common share
Before cumulative effect of accounting change	$0.40	$0.54	$0.84
Cumulative effect of accounting change	(0.03)	—	—

Basic net income per average common share	$0.37	$0.54	$0.84

Diluted net income per average common share
Before cumulative effect of accounting change	$0.39	$0.53	$0.82
Cumulative effect of accounting change	(0.03)	—	—

Diluted net income per average common share	$0.36	$0.53	$0.82

Average common shares outstanding	20,925	25,142	27,937
Average common shares outstanding assuming dilution	21,103	25,610	28,664

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

(In thousands, in U.S. dollars, except share amounts)	June 30 2003	June 30 2002
Assets
Current Assets
Cash and short-term investments	$10,322	$14,699
Accounts receivable, less allowance for doubtful accounts	16,275	12,903
Inventories	92,433	81,314
Deferred service contract costs—current portion (Note 10)	1,368	1,170
Prepaids, deposits and other current assets	5,301	1,300
Deferred income taxes (Note 9)	1,306	1,374

Total current assets	127,005	112,760

Property and equipment, less accumulated depreciation (Note 7)	33,537	29,604
Deferred service contract costs—non-current portion (Note 10)	1,071	946
Other assets	761	328
Deferred income taxes (Note 9)	3,955	3,580

Total Assets	$166,329	$147,218

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$22,633	$12,793
Accrued expenses (Note 8)	15,290	19,445
Income taxes payable (Note 9)	1,867	8,365
Long-term bank indebtedness—current portion (Note 4)	1,484	—
Obligation under capital leases—current portion (Note 11)	216	164
Deferred service contract revenue—current portion (Note 10)	8,809	7,274
Deferred income taxes (Note 9)	400	—

Total current liabilities	50,699	48,041

Long-term bank indebtedness—non-current portion (Note 4)	5,937	—
Obligation under capital leases—non-current portion (Note 11)	432	384
Deferred service contract revenue—non-current portion (Note 10)	6,917	6,043
Other liabilities	4,847	4,304

Total liabilities	68,832	58,772

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 40,000,000 shares authorized, 32,453,259 and 32,091,097, respectively, issued	32,453	32,091
Additional paid-in capital	159,776	157,684
Common stock in treasury, at cost, 11,857,093 and 10,337,243 shares, respectively	(123,760)	(111,527)
Retained earnings	35,031	27,320
Accumulated other comprehensive loss	(6,003)	(17,122)

Total stockholders’ equity	97,497	88,446

Commitments and contingencies (See notes 2, 9 and 11)
Total Liabilities and Stockholders’ Equity	$166,329	$147,218

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Treasury Stock
(In thousands, in U.S. dollars)	Shares	Amount		Shares	Amount
Balance at June 30, 2000	30,498	$30,498	$146,214	(1,790)	$(18,700)
Comprehensive income:
Net income
Foreign currency translation adjustments
Comprehensive income
Issuance of common stock to employee plans	281	281	3,079
Issuance of common stock under stock option plans	446	446	1,858
Stock-based compensation			593	18	178
Purchase of treasury stock				(1,330)	(16,883)

Balance at June 30, 2001	31,225	31,225	151,744	(3,102)	(35,405)
Comprehensive income:
Net income
Foreign currency translation adjustments
Comprehensive income
Issuance of common stock to employee plans	268	268	2,641
Issuance of common stock under stock option plans	598	598	3,043
Stock-based compensation			256
Purchase of treasury stock				(7,235)	(76,122)

Balance at June 30, 2002	32,091	32,091	157,684	(10,337)	(111,527)
Comprehensive income:
Net income
Foreign currency translation adjustments
Comprehensive income
Issuance of common stock to employee plans	346	346	1,979
Issuance of common stock under stock option plans	16	16	56
Stock-based compensation			57
Purchase of treasury stock				(1,520)	(12,233)

Balance at June 30, 2003	32,453	$32,453	$159,776	(11,857)	$(123,760)

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Stockholders’ Equity—continued

(In thousands, in U.S. dollars)	Retained Earnings (Deficit)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2000	$(9,775)		$(29,461)	$118,776
Comprehensive Income
Net income	23,527	$23,527		23,527
Foreign currency translation adjustments		12,454	12,454	12,454

Comprehensive income		$35,981

Issuance of common stock to employee plans				3,360
Issuance of common stock under stock option plans				2,304
Stock-based compensation				771
Purchase of treasury stock				(16,883)

Balance at June 30, 2001	13,752		(17,007)	144,309
Comprehensive Income
Net income	13,568	$13,568		13,568
Foreign currency translation adjustments		(115)	(115)	(115)

Comprehensive income		$13,453

Issuance of common stock to employee plans				2,909
Issuance of common stock under stock option plans				3,641
Stock-based compensation				256
Purchase of treasury stock				(76,122)

Balance at June 30, 2002	27,320		(17,122)	88,446
Comprehensive Income
Net income	7,711	$7,711		7,711
Foreign currency translation adjustments		11,119	11,119	11,119

Comprehensive income		$18,830

Issuance of common stock to employee plans				2,325
Issuance of common stock under stock option plans				72
Stock-based compensation				57
Purchase of treasury stock				(12,233)

Balance at June 30, 2003	$35,031		$(6,003)	$97,497

Consolidated Statements of Cash Flows

	Year ended June 30
(In thousands, in U.S. dollars)	2003	2,002	2001
Cash flows from operating activities:
Net income	$7,711	$13,568	$23,527
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	6,923	5,674	6,357
Deferred income taxes	680	360	(801)
Inventory adjustment	—	3,500	—
(Gain) loss on disposal of subsidiary company	—	217	(4,101)
Stock-based compensation	1,119	1,409	2,097
Other	115	(10)	111

Cash provided by (used in) assets and liabilities:
Accounts receivable	(1,870)	(271)	(1,954)
Inventories	(671)	5,308	203
Prepaids, deposits and other current assets	(3,512)	(378)	(630)
Accounts payable	7,330	(6,980)	(1,601)
Accrued expenses	(5,868)	5,468	346
Income taxes payable	(6,588)	(15,993)	(4,721)
Deferred service contract revenue	654	1,325	422
Deferred service contract costs	(316)	(254)	(434)

Net cash provided by operating activities	5,707	12,943	18,821

Cash flows from investing activities:
Additions to property and equipment	(6,438)	(14,550)	(12,891)
Proceeds from sales of property and equipment	63	140	435
Effect of disposal of subsidiary companies on cash	—	—	47,735
Other investing activities	(384)	1,504	1,329

Net cash provided by (used in) investing activities	(6,759)	(12,906)	36,608

Cash flows from financing activities:
Short-term bank borrowings	47,796	—	—
Repayments of short-term bank borrowings	(48,224)	—	—
Long-term bank indebtedness	7,421	—	—
Proceeds from issuance of common stock to employee plans	1,263	1,753	2,033
Proceeds from exercise of stock options	72	3,401	950
Payment of obligation under capital leases	(180)	(101)	—
Purchase of treasury stock	(12,233)	(75,882)	(15,529)

Net cash used in financing activities	(4,085)	(70,829)	(12,546)

Effect of exchange rate changes on cash	760	(742)	(1,400)

Net increase (decrease) in cash and short-term investments	(4,377)	(71,534)	41,483
Cash and short-term investments, beginning of year	14,699	86,233	44,750

Cash and short-term investments, end of year	$10,322	$14,699	$86,233

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$940	$378	$752
Income taxes	$14,319	$28,111	$23,858

The accompanying notes are an integral part of these consolidated financial statements.

Note 1	Description of Business and Summary of Significant Accounting Policies

Description of Business and Principles of Consolidation

InterTAN, Inc. (the “Company” or “InterTAN”) is engaged in the sale of consumer electronics products primarily through company-operated retail stores and dealer outlets in Canada. The Company’s retail operations are conducted through its wholly-owned subsidiary, InterTAN Canada Ltd., which operates in Canada under the trade name “RadioShack”. The Company previously also had retail and dealer outlets in Australia which were conducted through a wholly-owned subsidiary, InterTAN Australia Ltd. which operated under the “Tandy” name. The Australian subsidiary was sold effective April 2001. See Note 2 to the consolidated financial statements. The “RadioShack” and “Tandy” trade names are used under license from RadioShack Corporation (“RadioShack U.S.A.”). In addition, the Company has entered into an agreement in Canada with Rogers Wireless Inc. (“Rogers”) to operate telecommunications stores under the Rogers Wireless banner (the “Rogers Wireless stores”). At June 30, 2003, 79 Rogers Wireless stores were in operation. The consolidated financial statements include the accounts of the Company, its Canadian subsidiary and, for fiscal year 2001, its former subsidiary in Australia. All material intercompany transactions, balances and profits have been eliminated. The Company’s fiscal year ends June 30.

Cash and Short-term Investments

Cash and short-term investments are defined as cash and short-term highly liquid deposits with maturity dates of less than 90 days.

Accounts Receivable and Allowance for Doubtful Accounts

Concentrations of credit risk with respect to customer receivables are limited due to the large number of customers comprising the Company’s customer base and their location in many different geographic areas of Canada. However, the Company does have some concentration of credit risk in the wireless telephone and direct-to-home satellite services industries. An allowance for doubtful accounts is provided when accounts are determined to be uncollectible. The allowance for doubtful accounts at June 30, 2003 and 2002 was $105,000 and $26,000, respectively.

Inventories

Inventories are comprised primarily of finished merchandise and are stated at the lower of cost, based on the average cost method, or market value.

Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are 40 years for buildings and range from three to twelve years for equipment, furniture and fixtures. Leasehold improvements are depreciated over the life of the lease or the useful life of the asset, whichever is shorter. Leases entered into by the Company, in which substantially all of the benefits and risks of ownership are transferred to the Company, are recorded as capital leases and included in property and equipment and obligation under capital leases. All other leases are classified as operating leases under which leasing costs are expensed in the period in which they are incurred. The capital cost of vehicles acquired under capital leases is depreciated over the term of the lease.

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

Net Sales and Operating Revenues and Cost of Products Sold

Net sales and operating revenues include items related to normal business operations, including service contract revenue, cellular and satellite activation income, residual income, and sales-based volume rebates. Retail sales are recorded at the time of the sale to the customer. Service contract revenue is recognized rateably over the life of the contract. Cellular and satellite activation income is commission revenue received from carriers for obtaining their new customer, which is recognized as income when the product is sold, with an appropriate provision for contract cancellations. Residual income is participation income from suppliers, based on the customer’s continued use of the carrier’s network. Residual income is recognized monthly, based on the contractual percentage of each customer’s monthly bill. Sales-based volume rebates are additional commission revenue which is recognized when service contract thresholds are achieved, either on a quarterly or on an annual basis. Purchase-based volume rebates are recognized when earned and are credited to cost of products sold or inventory, as appropriate.

Cost of products sold includes the purchase price of the product, including any customs duties, sales or import taxes and purchase fees or commissions. Cost of products sold also includes purchasing and receiving costs, inbound freight charges, inspection costs, warehousing costs and other costs of the Company’s distribution system, including outbound freight to the Company’s stores. The cost of transferring product between stores and the cost of returning product to the warehouse is included in selling general and administrative expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses include store-operating costs (inclusive of store occupancy costs), advertising, regional, district and head office administration expenses, and the amortization of direct selling expenses associated with deferred service contract revenue.

Advertising Costs

Advertising costs are expensed upon commencement of the related advertising program. During fiscal years 2003, 2002 and 2001, net advertising expense was $20,314,000, $13,010,000 and $17,203,000, respectively. Prior to fiscal year 2003, allowances received from vendors for co-operative advertising programs were netted against total advertising costs. Upon adoption of a new accounting standard for vendor allowances during fiscal year 2003, such amounts are now treated as a reduction in the cost of products sold when the related product or service is sold, unless the amount represents a reimbursement of a specific, identifiable and incremental cost incurred to sell the vendor’s products or services. See “Change in Accounting Principle – Vendor Allowances.”

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in stockholders’ equity during a period except those changes resulting from investments by owners and distributions to owners. For the Company, the components of comprehensive income (loss) include net income or loss and the effects of exchange rate changes on net assets located outside the United States (foreign currency translation adjustments). For fiscal years 2003, 2002 and 2001, foreign currency translation gains (losses) were $11,119,000, ($115,000) and $12,454,000, respectively. The fiscal year 2001 amount includes an adjustment of $18,225,000 related to the reclassification of accumulated foreign currency translation losses to the net gain or loss on the sale of the Australian subsidiary.

Contract Management

At June 30, 2003, the Company had 536 company-operated stores in Canada, of which 64 were operated under “contract management” arrangements. Under the typical contract management arrangement, the store manager is not employed by the Company, but is under contract to operate the store on its behalf. The Company selects and supplies the store location (including lease payments and other fixed location charges) and also supplies leasehold improvements, fixtures and store inventory. The Company is also committed to provide supporting services, including advertising, insurance and training. The contract manager is responsible for the labor and overhead necessary to operate the store. The contract manager is also required to provide a cash deposit. In return for the service of operating the store, the contract manager receives an allocation equal to approximately one-half of the store’s gross profit. The contract manager program was used much more extensively in the Company’s former subsidiary in Australia. At April 30, 2001, the effective date of sale of that subsidiary, the Company had 223 company-operated stores in Australia, of which 148 were operated under contract management arrangements.

The revenue, as well as the expenses paid by the Company, related to contract management stores are included in the consolidated statements of operations. The contract manager’s compensation is included in selling, general and administrative expenses. Contract manager’s deposits are included in the Other liabilities section of the consolidated balance sheets and amounted to $1,419,000 and $1,049,000 at June 30, 2003 and June 30, 2002, respectively.

Capitalized Financing Costs

Costs incurred in connection with the issuance of debt and renewal fees are capitalized and are amortized over the term of the respective debt. Amortization of these costs, which include underwriting, bank, legal and accounting fees, for fiscal years 2003, 2002 and 2001 was $100,000, $63,000 and $129,000, respectively. Unamortized balances at June 30, 2003 and June 30, 2002 were $678,000 and $23,000, respectively.

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

InterTAN generally considers the earnings of its foreign subsidiaries to be permanently reinvested for use in those operations and, consequently, deferred federal income taxes, net of applicable foreign tax credits, are not provided on the undistributed earnings of foreign subsidiaries which are to be so reinvested. If the earnings of the Company’s Canadian subsidiary as of June 30, 2003 were remitted to the parent, approximately $156,000,000 subject to adjustment for deemed foreign taxes paid, would be included in the taxable income of the parent. By operations of tax statutes currently in effect, the Company would incur certain U.S. income taxes, including alternative minimum tax. Such remittances would also be subject to Canadian withholding tax (presently at a rate of 5%) for which there would likely be no U.S. tax relief.

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

The Company’s Canadian subsidiary hedges certain commitments denominated in currencies other than the Canadian dollar through the purchase of forward contracts. Forward contracts are purchased only to cover specific commitments to purchase inventory for resale. For financial accounting purposes, under FAS 133 the Company is unable to designate these contracts as hedges. Accordingly, changes in the fair market value of these forward contracts are included in the Company’s consolidated statements of operations. Gains and losses on contracts intended to mitigate the effects of exchange rate fluctuations on payables and debt denominated in currencies other than the functional currency of the debtor are also included in income in the periods the exchange rates change.

Earnings per Share

Basic earnings per share (“EPS”) is calculated by dividing the net income or loss by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted.

The following table reconciles the numerator and denominator used in the basic and diluted earnings per share calculations for the years ended June 30, 2003, 2002 and 2001:

	2003			2002			2001
(U.S.dollars in thousands, except for per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income before cumulative effect of accounting change	$8,291			$13,568			$23,527

Basic EPS
Income available to common stockholders	$8,291	20,925	$0.40	$13,568	25,142	$0.54	$23,527	27,937	$0.84

Effect of Dilutive Securities
Stock options	—	178		—	468		—	727

Diluted EPS
Income available to common stockholders including assumed conversions	$8,291	21,103	$0.39	$13,568	25,610	$0.53	$23,527	28,664	$0.82

At June 30, 2003, the Company’s directors and employees held options to purchase 1,175,722 common shares at prices ranging from $2.48 to $11.95 per share. During quarters one through four of fiscal year 2003, all but

495,169; 650,269; 565,081 and 552,770, respectively, of options then outstanding were included in the computation of diluted earnings per common share. These options were excluded because the option exercise price was greater than the average market price of the common stock during the particular quarter. The dilutive effect of the various options held by the Company’s directors and employees in future periods will depend on the average market price of the Company’s common stock during such periods.

Accounting for Stock-based Compensation

The Company measures the expense associated with its stock-based compensation using the intrinsic value method. Application of this method generally results in compensation expense equal to the quoted price of the shares granted under the option less the amount, if any, the director or employee is required to pay for the underlying shares. See Notes 13 and 14.

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued Financial Accounting Standards (“FAS”) No. 148 (“FAS 148”)—“Accounting for Stock-Based Compensation—Transition and Disclosure”. FAS 148 gives entities that elect to adopt the fair market value method of accounting for stock options granted to employees provided for in FAS 123 three alternative transitional accounting methods. In addition, the opportunity to apply the fair market value method only to options granted after the adoption of the standard will not be available for fiscal years beginning after December 31, 2003. FAS 148 also provides that certain pro-forma and other information regarding stock options which is currently required only in an entity’s annual financial statements will now be required in interim reports as well and will be required to be displayed more prominently. FAS 148 is effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. As indicated, the Company currently uses the intrinsic value method of accounting for compensation expense related to stock options granted to employees and directors and currently has no plans to change its method of accounting for such expense as contemplated in FAS 123 and FAS 148.

Because the Company uses the intrinsic value method of accounting for compensation expense related to stock options granted to employees and directors and because, with the exception of certain options granted to directors during fiscal year 1999, the exercise price of the stock options granted is equal to the market price of the common stock on the date of grant, compensation expense has typically not been recognized upon the grant of stock options. Had the Company adopted the fair value method of recognizing stock-based compensation, the estimated fair value of the options granted would have been amortized to compensation expense over the vesting period. Pro forma information is presented below for each of the last three fiscal years as if the Company had adopted the fair value method:

	Year ended June 30
(U.S. dollars, in thousands, except per share amounts)	2003	2002	2001
Net income as reported	$7,711	$13,568	$23,527
Stock-based compensation expenses included in reported net income, net of related tax effects	57	256	227
Total stock-based compensation expenses determined under fair value methods for all awards, net of related tax effects	(997)	(1,577)	(1,942)

Pro forma net income	$6,771	$12,247	$21,812

Basic net income per common share, as reported	$0.37	$0.54	$0.84

Basic net income per common share, pro forma	$0.32	$0.49	$0.78

Diluted net income per common share, as reported	$0.36	$0.53	$0.82

Diluted net income per common share, pro forma	$0.32	$0.48	$0.76

For purposes of the pro forma information above, the fair value of each option granted in each year was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001
Risk-free interest rate	3.6%	4.4%	5.6%

Expected dividend yield	0.0%	0.0%	0.0%

Expected stock price volatility	63.7%	59.6%	54.1%

Expected life of stock options, in years	7.0	7.0	7.0

The weighted average fair value of options granted during fiscal years 2003, 2002 and 2001 using the model and assumptions described above was $3.98, $5.21and $6.73, respectively.

Change in Accounting Principle—Vendor Allowances

In September 2002 the Emerging Issues Task Force of the FASB issued Consensus No. 02-16 (“EITF 02-16”)—“Accounting by a Reseller for Cash Consideration Received from a Vendor”, with final consensus reached in March 2003. EITF 02-16 establishes new accounting standards for recording allowances received by a vendor or other supplier in a retailer’s financial statements.

During fiscal year 2003, the Company changed its method of accounting for such allowances in accordance with EITF 02-16. The new standard requires that these allowances and certain other amounts received by resellers from vendors be treated as a reduction of the cost of inventory acquired from the vendor and recorded as a component of the cost of products sold when the related product or service is sold, unless the amount represents a reimbursement of a specific, identifiable and incremental cost incurred to sell the vendor’s products or services. The Company continues to record vendor allowances that represent reimbursements of specific, identifiable and incremental costs incurred to sell the vendor’s products or services as a reduction of the related cost in its consolidated statements of operations. Previously, and in accordance with generally accepted accounting principles, the Company had recognized and recorded vendor allowances as a reduction of advertising expense included in selling, general and administrative expenses.

The cumulative effect of the change in the method of accounting for vendor allowances resulted in an after-tax, non-cash charge to net income of $580,000. The effect of the change on fiscal year 2003 was a decrease in income before income taxes of $803,000. The table below reflects the prior years’ effect on a pro forma basis as if this policy was in place during the years presented:

	Year ended June 30
(U.S. dollars, in thousands, except per share amounts)	2003	2002	2001
As Reported
Net income	$7,711	$13,568	$23,527
Basic net income per average common share	0.37	0.54	0.84
Diluted net income per average common share	0.36	0.53	0.82

Pro Forma
Net income	$8,291	$13,634	$23,753
Basic net income per average common share	0.40	0.54	0.85
Diluted net income per average common share	0.39	0.53	0.83

Other New Accounting Standards

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

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in an entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not have any ownership in any variable interest entities. The Company believes that the adoption of FIN 46 will not have a material impact on the Company’s consolidated financial position or on its results of operations.

In April 2003, the FASB issued Financial Accounting Standards No. 149 (“FAS 149”)—“Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends FAS 133 by requiring that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and must be applied prospectively. The Company does not expect the adoption of FAS 149 to have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued Financial Accounting Standards No. 150 (“FAS 150”)—“Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 and must be applied prospectively by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company does not expect the adoption of FAS 150 to have a material impact on its consolidated financial statements since it does not currently have any financial instruments with characteristics of both liabilities and equity.

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

Reclassifications

Certain previous year amounts have been reclassified to conform to the current-year presentation. This included reclassifying the current and non-current balances of deferred service contract costs, which had previously been netted against deferred service contract revenue, to assets. This reclassification has no impact on the consolidated statements of operations, stockholders’ equity and cash flows.

Note 2	(Gain) Loss on Disposal of Subsidiary Company

During the fourth quarter of fiscal year 2001, the Company sold its former subsidiary in Australia and recorded a gain of $4,101,000. The consolidated statements of operations and cash flows for the fiscal year ended June 30, 2001 include the results of the Australian subsidiary.

The gain on disposal reported in fiscal year 2001 was based on management’s calculation of certain adjustments to be paid following completion of the sale. The purchaser has advised the Company that it disagrees with management’s calculation of those adjustments and has commenced legal action in support of its claim. Management believes that its calculation of the adjustments is appropriate and that there are strong arguments against the position adopted by the purchaser. The Company is in the process of vigorously defending its position. Should the purchaser prevail in this dispute, the Company would have an additional liability of approximately $2,695,000.

Under the terms of the sale agreement, during the nine-month period following the sale, which ended January 31, 2002, the Company indemnified the purchaser against any inaccuracies in the financial statements of the former Australian subsidiary as of the date of sale. Except as noted above, no claims were made under this indemnity within the prescribed time period. Layered on top of this indemnity was a two-year indemnity covering tax matters only which expired April 30, 2003. This indemnity had a limit of A$4,000,000 (approximately $2,695,000). No claims were made under this tax indemnity. In addition, the Company indemnified the purchaser against termination costs with respect to certain employees. One claim has been received under this indemnity for an amount of approximately $84,000. The time for making additional claims under this indemnity has now expired.

United States federal tax and Australian withholding tax on the sale were approximately $600,000. Management believes there are authoritative arguments in support of the position that this transaction is exempt from Australian capital gains tax by virtue of the tax treaty between the United States and Australia, and, accordingly, no Australian tax was recorded with respect to the sale. However, there can be no assurance that the Australian tax authorities will not challenge this position. If Australian tax were to apply to the gain on sale, the Company would have an additional liability of approximately $9,350,000, which the Company would vigorously dispute.

During the fourth quarter of fiscal year 2002, the Company re-evaluated the collectability of certain receivables relating to one of its divested businesses and recorded a charge of $217,000.

Note 3	Restructuring Charge

During the first quarter of fiscal year 2002, the Company recorded a restructuring charge of $2,703,000, representing the cost of streamlining the Company’s Corporate Office and integrating it with InterTAN’s operating subsidiary, InterTAN Canada Ltd.

During the fourth quarter of fiscal year 2002, the Company announced a further restructuring of its merchandising and marketing groups to streamline the decision making process and to optimize responsiveness. In connection with this restructuring, the Company recorded a charge of $209,000 during the fourth quarter of fiscal year 2002.

The following is a summary of activity within the restructuring reserve during fiscal years 2003 and 2002:

(U.S. dollars in thousands)	Balance June 30 2001	Provision Recorded	Paid	Balance June 30 2002
Professional fees and related expenses	$—	$7	$7	$—
Retirement, severance and other compensation costs	—	2,790	1,023	1,767
Other charges	—	115	115	—

	$—	$2,912	$1,145	$1,767

(U.S. dollars in thousands)	Balance June 30 2002	Paid	Balance June 30 2003
Retirement, severance and other compensation costs	$1,767	$414	$1,353

In conjunction with the restructuring during the first quarter of fiscal year 2002, the Company also expensed costs aggregating $510,000 incurred in connection with the study of various alternatives to enhance shareholder value. This amount has been included in selling, general and administrative expenses.

In conjunction with the restructuring during the fourth quarter of fiscal year 2002, the Company also recorded an inventory charge of $3,500,000 designed to expedite the acceleration of the Company’s transition towards a merchandise strategy focused on higher growth, primarily digital products. This inventory adjustment was charged to cost of products sold.

Note 4	Bank Debt

In December 2002 the Company’s Canadian subsidiary entered in a new credit facility (the “Credit Facility”) in the amount of C$85,000,000 (approximately $63,079,000 at June 30, 2003 exchange rates) with a major Canadian bank, replacing its existing asset-backed facility which had been in place since December 1997. The Credit Facility consists of two revolving renewable facilities and a five-year non-revolving term facility.

The first one-year renewable revolving facility is for C$30,000,000 (approximately $22,263,000 at June 30, 2003 rates of exchange.) This facility is intended for normal working capital requirements and is available throughout the year. The amount that can be used for letters of credit is limited to C$5,000,000 during fiscal year 2003 (approximately $3,711,000 at June 30, 2003 rates of exchange), increasing to C$8,000,000 and C$11,000,000 during fiscal years 2004 and 2005, respectively. Further increases of C$2,000,000 each are contemplated for fiscal years 2006 and 2007.

The second one-year renewable revolving facility is for C$45,000,000 (approximately $33,395,000 at June 30, 2003 rates of exchange.) This facility is for seasonal working capital requirements and is available only during the annual period of September 1 to January 31. This facility cannot be used for letters of credit and must be repaid in full each January 31.

Advances under these revolving facilities are limited to a borrowing base calculation tied to the Company’s accounts receivable and inventories. At June 30, 2003, no amounts were outstanding under either facility and C$218,000 (approximately $162,000 at June 30, 2003 rates of exchange) was committed in support of letters of credit. At June 30, 2003, C$30,000,000 (approximately $22,263,000 at June 30, 2003 rates of exchange) was available for use under these facilities.

The Credit facility also includes a five–year non-revolving term facility in the amount of C$10,000,000 (approximately $7,421,000 at June 30, 2003 rates of exchange.) This facility is intended for capital expenditures or the repurchase of the Company’s common stock. In December 2002, the Company drew down on this facility in full to finance the seventh share repurchase program announced in October 2002. Consequently, at June 30, 2003 C$10,000,000 (approximately $7,421,000 at June 30, 2003 rates of exchange) was outstanding under this facility. A repayment of C$2,000,000 (approximately $1,484,000 at June 30, 2003 rates of exchange) is due December 17, 2003. Further repayments of C$2,000,000 are due on December 17, 2004 through December 17, 2007, inclusive.

The Credit Facility requires that the Company remain in compliance with certain financial ratios including the current ratio, fixed charge coverage ratio, tangible net worth and total adjusted debt to tangible net worth. The Company was in compliance with all of these covenants at June 30, 2003. Borrowing rates under the facility range from Canadian prime plus 0.50% to prime plus 1.5%, based on the Company’s quarterly performance against predetermined fixed charge coverage ratios. Using the same criteria, the Company may borrow at Canadian bankers’ acceptance and LIBOR rates plus from 1.50% to 2.5%. Letters of credit are charged at rates ranging from 1.5% per annum to 2.5% per annum, using the same performance criteria. Using the same fixed charge coverage test, a standby fee of 0.25% to 0.50% is payable on the unused portion of the revolving credit facilities at that time. The weighted average interest rate paid by the Company under its credit facility for the year was 5.58%.

Security granted by InterTAN Canada Ltd. to secure its obligations under the Credit Facility include a demand debenture with a face value of C$125,000,000 ($92,763,000 at June 30, 2003 rates of exchange), general security agreement, charge/mortgage on real property owned by it and a general assignment of accounts receivable. The obligations of InterTAN Canada Ltd. are further secured by a guarantee issued by InterTAN, Inc. of all future indebtedness, liability and obligations now or in the future owing by it to lenders under the Credit Facility.

The cost of establishing the Credit Facility, including professional fees and a loan origination fee were approximately C$1,000,000 (approximately $742,000 at June 30, 2003 exchange rates.) These costs have been allocated between the revolving and non-revolving facilities. Costs aggregating C$290,000 (approximately $215,000 at June 30, 2003 rates of exchange) were allocated to the short-term facilities and the remaining C$710,000 (approximately $527,000 at June 30, 2003 rates of exchange) were allocated to the long-term facility. These costs will be amortized over the terms of the respective facilities.

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

In consideration for the rights granted under the License Agreement, the Company is obliged to pay a royalty of 1.0% of consolidated sales using or deriving benefit from the use of the service marks or trade marks licensed under the agreement. During fiscal years 2003, 2002 and 2001, the Company paid RadioShack U.S.A. royalties totalling $3,600,000, $3,643,000 and $4,505,000, respectively. Pursuant to the terms of the Merchandise Agreement, the Company is obliged to use RadioShack U.S.A.’s export unit, RadioShack International Procurement Limited Partnership (“RIPLP”), as its exclusive exporter of products from the Far East through the term of the Merchandise Agreement. In such connection, the Company must pay a purchasing agent/exporter fee to RIPLP calculated by adding 0.2% of consolidated sales in excess of $400,000,000 to the base amount of $532,500 ($710,000 prior to the sale of InterTAN Australia Ltd.) and deducting from this certain credits the Company earns by purchasing products from RadioShack U.S.A. and RIPLP. The Company paid RadioShack U.S.A. fees totalling $481,000, $473,000 and $554,000 in respect of fiscal years 2003, 2002 and 2001, respectively, under this arrangement. During fiscal year 2003 the Company’s Canadian subsidiary purchased approximately 9.5% of its merchandise from RadioShack U.S.A. and RIPLP. During fiscal years 2002 and 2001 the Company’s Canadian subsidiary and, in the case of fiscal year 2001, its Australian subsidiary combined purchased approximately 11% and 14%, respectively, of their merchandise from those sources. The Company’s purchase orders with RIPLP must be supported, based on a formula set out in the Merchandise Agreement, by letters of credit issued by banks on behalf of InterTAN, by a surety bond, or backed by cash deposits. The Company has secured surety bond coverage from a major insurer in an amount not to exceed $2,000,000 ($6,000,000 at June 30, 2002). At June 30, 2003 the Company had $4,179,000 on deposit with RIPLP. No amounts were on deposit at June 30, 2002.

Note 6	Treasury Stock Repurchase Program

By June 30, 2002, the Company had completed five previously announced share repurchase programs. In addition, a sixth repurchase plan, announced in June 2002 had been partially completed. In total, under all six plans, 10,216,400 shares had been acquired by June 30, 2002 for total consideration of $110,045,000. During the first quarter of fiscal year 2003, a further 454,850 shares were acquired under the sixth plan at an aggregate cost of $4,957,904, or approximately $10.90 per share. On October 11, 2002, the Company announced a seventh stock repurchase program under which management was authorized, subject to market conditions, to purchase up to an additional 1,065,000 shares, approximately 5% of the shares then outstanding. This program was completed during fiscal year 2003, with all 1,065,000 shares being acquired at an aggregate cost of $7,276,000, or approximately $6.83 per share. On April 22, 2003, the Company announced an eight stock repurchase program under which management is authorized, subject to regulatory approval and market conditions, to purchase up to 1,025,000 additional shares, approximately 5% of the Company’s common shares then outstanding. Regulatory approval to proceed with this plan was not received until July 2003.

Note 7	Property and Equipment

Property and equipment at June 30, 2003 and 2002 are summarized as follows:

(U.S. dollars in thousands)	2003	2002
Land	$293	$260
Buildings	5,532	4,915
Equipment, furniture and fixtures	39,909	31,469
Leasehold improvements	27,934	22,811

	73,668	59,455

Less accumulated depreciation	40,131	29,851

Property and equipment, less accumulated depreciation	$33,537	$29,604

Equipment, furniture and fixtures in fiscal year 2003 and 2002 includes assets acquired under capital leases with an original capital cost of $851,000 and $649,000, respectively. The accumulated depreciation related to capital leases was $203,000 and $136,000 at June 30, 2003 and 2002, respectively. Also included in fiscal year 2002 are assets under construction in the amount of $5,974,000 which were not in use at June 30, 2002.

Note 8	Accrued Expenses

Accrued expenses at June 30, 2003 and 2002 are summarized as follows:

(U.S. dollars in thousands)	2003	2002
Payroll and bonuses	$6,253	$4,917
Accrual for equipment, furniture and fixtures	—	3,430	[1]
Sales taxes	2,422	3,229
Other	6,615	7,869

Accrued Expenses	$15,290	$19,445

[1]	The accrual of $3,430,000 for equipment, furniture and fixtures for fiscal year 2002 relates to the remaining amount due under contract on a capital project associated with the Company’s distribution facility. Although this capital project had been substantially completed, it was still in the testing phase and was included in projects in progress. The amount due under contract had been accrued as these amounts had not been settled as at June 30, 2002.

Note 9	Income Taxes

The components of the provisions for domestic and foreign income taxes are shown below:

	Year ended June 30
(U.S. dollars in thousands)	2003	2002	2001
Current expense:
United States	$650	$—	$1,119
Foreign	7,153	12,212	18,083

	7,803	12,212	19,202

Deferred (benefit) expense:
United States	400	—	—
Foreign	320	(38)	(801)

Total income tax expense	$8,523	$12,174	$18,401

The Company’s income tax expense primarily represents Canadian income tax on the profits earned by its Canadian subsidiary. The provision for income taxes in fiscal year 2003 also included a provision for Canadian taxes on a dividend distribution to the parent Company and United States alternative minimum taxes related to the Company’s stock repurchase program. The fiscal year 2001 provision included a special charge of $700,000 related to the settlement of outstanding issues with the Canadian and United States authorities as well as a provision of $581,000 relating to the sale of the Australian subsidiary. United States tax on the gain on sale was minimal because of the utilization of loss carryforwards for which the deferred tax asset had a full valuation allowance. No provision for Australian taxes was made during fiscal year 2001, because the Australian subsidiary had a pre-tax loss through the date of its sale.

Components of the difference between income tax expense and the amount calculated by applying the U.S. statutory rate of 35% to income before income taxes are as follows:

	Year ended June 30
(U.S. dollars in thousands, except percents)	2003	2002	2001
Components of pre-tax income (loss):
United States	$(1,647)	$(2,177)	$4,401
Foreign	18,461	27,919	37,527

Income before income taxes	16,814	25,742	41,928
Statutory U.S. tax rate	35%	35%	35%

Federal income tax expense at statutory rate	5,885	9,010	14,675
Foreign tax rate differentials	24	592	1,365
Provincial income taxes, less foreign federal income tax benefit	799	1,124	1,686
Withholding tax on receipt of dividend from foreign subsidiary	250	—	—
Income tax dispute settlements	—	—	700
Adjustment to valuation allowance for deferred tax assets	(10,981)	519	(7,988)
Adjustment to net operating losses	1,090	(1,755)	—
Reduction in Canadian statutory rates	86	375	1,799
Utilization of available loss carryforwards	—	—	6,122
Deemed dividend on property held in the United States	11,602	1,652	—
Other, net	(232)	657	42

Total income tax expense	$8,523	$12,174	$18,401

Deferred tax assets and liabilities are comprised of the following at June 30:

Assets:

(U.S. dollars in thousands)	2003	2002
Depreciation	$321	$519
Deferred service contracts	4,529	4,008
Loss carryforwards	12,596	23,505
Other	3,154	2,894

	20,600	30,926
Valuation allowance	(15,339)	(25,972)

Deferred tax asset	$5,261	$4,954

The deferred tax asset is classified as follows:
Current	$1,306	$1,374
Long-term	3,955	3,580

Deferred tax asset	$5,261	$4,954

Liabilities:

(U.S. dollars in thousands)	2003	2002
Portion of undistributed earnings of foreign subsidiary not permanently reinvested	$400	$—

Deferred tax liability	400	—

The deferred tax liability is classified as follows:
Current	$400	$—
Long-term	—	—

Deferred tax liability	$400	$—

The reduction in the valuation allowance of approximately $10,600,000 primarily relates to the utilization of net operating loss carryforwards in the United States as a result of deemed dividends related to the Company’s stock repurchase program. The Company regularly assesses the future tax benefit which might be derived from the Company’s deferred tax assets. In assessing the future benefit which might be derived from these deferred tax assets, the Company considers its recent operating history and financial condition within each separate tax jurisdiction.

In the United States, the Company has net operating loss carryforwards for tax purposes of approximately $21,000,000. These loss carryforwards will expire between 2012 and 2020. Also in the United States, the Company has alternative minimum tax credits of approximately $2,000,000. These tax credits may be carried forward indefinitely and can be used in future years to reduce income taxes payable. In Canada, the Company has a net capital loss carryforward from the sale of its Australian and United Kingdom subsidiaries of approximately $16,300,000. These losses may be carried forward indefinitely, but may only be applied against capital gains.

During fiscal years 1999 and 2001, the Company reached agreements with the Canadian tax authorities, settling substantially all of its remaining outstanding Canadian tax issues. Because of the age of these issues and the terms of the settlements, there were complex interest computations to be made. At June 30, 2002, final statements summarizing amounts owing had not been received. Management estimated that at June 30, 2002, the liability to settle all outstanding Canadian tax issues was approximately $11,000,000 to $13,000,000. In October 2002, a payment of approximately $7,300,000 was made in satisfaction of a significant portion of these issues. This payment was net of the application of an overpayment of fiscal year 2002 income taxes of approximately $2,900,000, resulting in a reduction of the Company’s liability of approximately $10,200,000. Management estimates that its liability with respect to the remaining issues is approximately $2,500,000. Management further believes that it has a provision recorded sufficient to pay the estimated liability resulting from these issues; however, the amount ultimately paid could differ from management’s estimate.

The Company has one remaining issue in dispute with the Internal Revenue Service (“IRS”) in the United States. The Company disagrees with the position of the IRS on this issue and, on the advice of legal counsel, believes it has meritorious arguments in its defense and is in the process of vigorously defending its position. It is management’s determination that no additional provision need be recorded for this matter. However, should the IRS prevail in its position, the Company could potentially have an additional liability of approximately $2,300,000.

Note 10	Product Warranties

Products sold in the Company’s stores typically carry a one-year warranty covered by the product manufacturer. Accordingly, the Company does not provide for the expected warranty costs. The Company also offers extended warranty plans to its customers. These contracts extend the warranty period beyond the original warranty period provided by the manufacturer and provide enhanced benefits. The term of these contracts, including the original warranty period, is typically three years. As the Company is the primary obligor on these contracts, all revenue on the sale of extended warranty plans is deferred and is amortized on a straight-line basis, over the term of the contract. The Company has certain recourse for a portion of the obligation against the manufacturer during the one-year warranty period covered by such manufacturer. The Company pays its sales associates a specific commission on the sale of extended warranty plans. These costs are also deferred and expensed rateably over the term of the contracts. Actual warranty costs are expensed as incurred. The following is a summary of the activity in the deferred revenue and deferred charge accounts during fiscal years 2002 and 2003:

	Year ended June 30, 2002
(U.S. dollars, in thousands)	Balance June 30 2001	Additions	Amortized to Income	Foreign Currency Effects	Balance June 30 2002
Deferred revenue	$11,997	$9,115	$(7,835)	$40	$13,317

Deferred costs	(1,891)	(1,434)	1,214	(5)	(2,116)

	$10,106	$7,681	$(6,621)	$35	$11,201

	Year ended June 30, 2003
(U.S. dollars, in thousands)	Balance June 30 2002	Additions	Amortized to Income	Foreign Currency Effects	Balance June 30 2003
Deferred revenue	$13,317	$9,850	$(9,127)	$1,686	$15,726

Deferred costs	(2,116)	(1,499)	1,449	(273)	(2,439)

	$11,201	$8,351	$(7,678)	$1,413	$13,287

Note 11	Commitments and Contingencies

The Company leases virtually all of its retail space under operating leases with terms ranging from one to fifteen years. Leases are normally based on a minimum rent plus a percentage of store sales in excess of a stipulated base. The remainder of InterTAN’s store leases generally provide for fixed monthly rent adjusted periodically using inflation indices and rent reviews.

In the years 2003, 2002 and 2001, minimum rents, including immaterial contingent rents and sublease rental income, were $15,454,000, $13,585,000 and $20,293,000, respectively. Future minimum rent commitments at June 30, 2003 for all long-term non-cancellable leases (net of immaterial sublease rent income) are as follows:

(U.S. dollars in thousands)
2004	$14,369
2005	13,120
2006	12,086
2007	10,975
2008	10,299
2009 and thereafter	29,175

The Company leases its automobile fleet under capital leases with terms of up to five years. The Company guarantees the residual value of the automobiles at the end of the lease or in the event of the early termination of the contract. The following is a schedule, by year, of the future minimum obligations under these capital leases, together with the balance of the obligation at June 30, 2003:

(U.S. dollars in thousands)
2004	$239
2005	224
2006	170
2007	60

Total minimum lease payment	693
Less imputed interest	(45)

Balance of the obligation June 30, 2003	648
Less current portion	(216)

Non-current portion	$432

Interest is calculated monthly at the lessor’s cost to issue one-month commercial paper plus 40 basis points. Interest in the above schedule was calculated at 4.4%, the rate in effect at June 30, 2003.

In connection with the sale of its former United Kingdom subsidiary during fiscal year 1999, the Company remains contingently liable as guarantor of certain leases of InterTAN U.K. Limited. At June 30, 2003 the remaining lease obligation assumed by the purchaser and guaranteed by the Company was approximately $14,700,000 and the average remaining life of such leases was approximately 4 years. No claims have been received from landlords in respect of this obligation. If the purchaser were to default on the lease obligations, management believes the Company could reduce the exposure through assignment, subletting and other means. The Company has obtained an indemnity from the purchaser for an amount equal to management’s best estimate of the Company’s potential exposure under these guarantees. At June 30, 2003, the amount of this indemnity was £4,000,000 (approximately$6,623,000 at the June 30, 2003 rate of exchange.) The amount of this indemnity declines over time as the Company’s risk diminishes. It will be reduced to £3,000,000 in January 2004 and by a further £1,000,000 each succeeding January, until it is reduced to zero in January 2007.

During fiscal year 2002, the Company entered into a contract under which it is obligated to spend approximately $C40,000,000 (approximately $29,700,000 at June 30, 2003 rates of exchange) in advertising over a five-year period. At June 30, 2003 and 2002, the remaining commitment under this contract was approximately

$C23,000,000 (approximately $17,100,000 at June 30, 2003 rates of exchange) and $C31,600,000 (approximately $23,500,000 at June 30, 2003 rates of exchange), respectively.

Apart from the matters described above and in Notes 2 and 9, there are no pending legal proceedings or claims other than non-material routine litigation incidental to the Company’s business to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

Note 12	Financial Instruments

Other than debt instruments, management believes that the book value of the Company’s financial instruments recorded on the balance sheet approximates their estimated fair value based on their nature and generally short maturity; such instruments include cash and short-term investments, accounts receivable, deposits, accounts payable, accrued expenses, long-term bank indebtedness – current portion and obligation under capital leases – current portion. At June 30, 2003, the Company had long-term debt instruments outstanding in the amount of $6,369,000. At June 30, 2002, the Company had long-term debt instruments outstanding in the amount of $384,000. The carrying value of these obligations approximated their fair value.

The Company enters into foreign exchange contracts to hedge against exchange rate fluctuations on certain debts, payables and open inventory purchase orders denominated in currencies other than the functional currency of the issuing entity. All foreign exchange contracts are written with major international financial institutions. Except for the opportunity cost of future currency values being more favorable than anticipated, the Company’s risk in those transactions is limited to the cost of replacing the contracts at current market rates in the event of non-performance by the counterparties. The Company believes its risk of counterparty non-performance is remote, and any losses incurred would not be material. At June 30, 2003 and 2002, the Company had approximately $6,000,000 and $2,000,000, respectively, of foreign exchange contracts outstanding with a market value of approximately $(551,000) and $0, respectively. Maturity on these contracts outstanding at June 30, 2003 was less than 60 days from the fiscal year-end. For financial accounting purposes, under FAS 133 the Company is unable to designate these contracts as hedges. Accordingly, changes in the fair market value of these forward contracts are included in the Company’s consolidated statements of operations.

Note 13	Employee Benefit Plans

The InterTAN, Inc. Group Registered Retirement Savings Plan is available to all employees of InterTAN, Inc. who have completed at least 60 days of service. Eligible employees may contribute up to 4% of their salary to a maximum of one-half of the maximum annual contribution allowable under Canadian law (currently C$6,750 or approximately $5,000). The Company matches the employee’s contribution.

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

The Company’s former Stock Purchase Plan was available to most employees. Each participant could contribute from 1% to 10% of annual compensation. The Company matched from 40% to 80% of the employee’s contribution depending on the length of the employee’s participation in the program. Shares were provided to the plan either by periodic purchases on the open market or by the Company issuing new shares. Membership in this plan was frozen effective June 30, 2002. Existing members were grandfathered into the now current plan.

Under the InterTAN Canada Ltd. Employee Savings Plan (the “Savings Plan”), a participating employee could contribute 5% of annual compensation into the plan. The Company matched 80% of the employee’s contribution. An employee could also elect to contribute an additional 5% of annual compensation to the plan, which is not matched by the employer. The Company’s contributions fully vested at the end of each calendar quarter. An Administrative Committee appointed by the Company’s Board of Directors directed the investment of the plan’s assets, a significant portion of which were invested in InterTAN, Inc. common stock. The Savings Plan was terminated effective June 30, 2002. Plan assets were distributed to members during the first quarter of fiscal year 2003.

The aggregate cost of these plans, included in other selling, general and administration expenses, was $1,707,000, $1,337,000 and $1,382,000 in 2003, 2002 and 2001, respectively.

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

At June 30, 2003, options to purchase 3,000 shares were outstanding under the 1986 Stock Option Plan. While options outstanding under this plan will remain in force until they are exercised, cancelled or expire, no further options may be granted. At June 30, 2003, options to purchase 940,222 shares were outstanding under the 1996 Stock Option Plan and 495,512 options were available for future grant. During fiscal year 2001, the Company accelerated the vesting of approximately 138,000 options held by senior employees of InterTAN Australia Ltd. and recorded compensation expense of $556,000.

In 1991, the Company adopted the Non-Employee Director Stock Option Plan (the “1991 Director Plan”) under which each non-employee director was granted an option, exercisable immediately, to purchase 37,500 shares of the Company’s common stock. Upon election, all new non-employee directors are granted an option to purchase 37,500 shares of the Company’s common stock. Options granted under the 1991 Director Plan are exercisable at a price equal to 100% of the market price of the common stock at the date of grant. The options generally expire ten years after the date of grant unless the optionee ceases to be a non-employee director, in which case the options expire one year after the date of cessation. Common stock issued under the 1991 Director Plan cannot exceed 300,000 shares. At June 30, 2003, options to purchase 112,500 shares were outstanding under the 1991 Director Plan and 37,500 options were available for future grant.

In June, 1999, the Company adopted a plan which would grant additional options to purchase common stock to each non-employee director (such options are collectively referred to as “the 1999 Director Plan”). Under the 1999 Director Plan, each non-employee director was granted an option to purchase 30,000 shares of the Company’s common stock at an exercise price of $10.50 per share. Options granted under this plan are exercisable on a cumulative basis equal to one-fourth per year on the date fixed for the Company’s annual meeting of stockholders, commencing with the 1999 meeting which was held in November, 1999. At June 30, 2003 there were 120,000 options outstanding under the 1999 Director Plan. The options generally expire ten years after the date of grant unless the optionee ceases to be a non-employee director, in which case the options expire one year after the date of cessation. Under this plan, the Company recognized total compensation expense of $910,000. Of this amount, $57,000, $256,000, and $227,000 was recognized during fiscal years 2003, 2002 and 2001, respectively. Approximately $102,000 of the fiscal year 2002 amount was included in the restructuring charge recorded during the first quarter.

In June, 1999, the Company granted a total of 56,250 shares of restricted stock awards to two executive officers and the managing directors of the Company’s Canadian and Australian subsidiaries. On the date of grant, the market value of these restricted stock awards totalled $590,625. These shares were to vest equally over a three-year period provided the Company’s consolidated operating income in a particular year increases by at least 15%. If operating income growth for a particular year were less than 15% but more than 10%, then one-fifth of the annual amount was to vest for each percentage point of growth over 10%. If operating income growth for a year was less than 10%, the restricted stock for that year would not vest. However, if cumulative compounded annual consolidated operating income grew by 15% per annum over the three-year period, then any restricted stock not previously vested would vest in its entirety. These restricted stock awards, which expired at the end of fiscal year 2002, did not result in any compensation expense being recognized during fiscal years 2002 and 2001. No such restricted stock awards were in effect during fiscal year 2003.

The Company had established an incentive stock award plan for approximately 700 store managers. Under this plan, managers who achieved certain profit improvement targets in their respective stores during fiscal years 2000 and 2001 each received up to 150 shares of the Company’s common stock. Compensation expense of $100,000 relating to this plan was recognized during fiscal year 2001. No such plan was in effect during fiscal years 2003 and 2002.

A summary of transactions relating to the stock plans is summarized in the following tables:

Summary of Stock Option Transactions

	2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,110,996	$7.84	1,532,445	$7.22	1,998,705	$6.74
Granted	259,925	$6.14	264,222	$8.11	33,498	$10.87
Exercised	(16,000)	$4.51	(598,420)	$6.08	(445,824)	$5.17
Forfeited	(179,199)	$10.53	(87,251)	$9.79	(53,934)	$8.78

Outstanding at end of year	1,175,722	$7.09	1,110,996	$7.84	1,532,445	$7.22

Exercisable at end of year	788,497	$7.27	789,891	$7.37	1,148,423	$6.46

Fixed Price Stock Options

Range of Exercise Prices	Options Outstanding at June 30, 2003	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Options Exercisable at June 30, 2003	Weighted Average Exercise Price
$2.48	37,500	4.00	$2.48	37,500	$2.48
$3.54 - $3.96	282,250	4.79	$3.68	282,250	$3.68
$4.00 - $6.07	303,200	8.49	$5.87	49,500	$4.86
$7.10 - $8.95	190,464	8.13	$7.82	64,998	$7.82
$9.85 - $11.95	362,308	6.32	$10.87	354,249	$10.87

	1,175,722	6.73	$7.09	788,497	$7.27

Note 15	Preferred Stock Purchase Rights

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

Summarized in the table below are the net sales and operating revenues, depreciation, operating income (loss), assets and capital expenditures for the Company’s reportable segments for the fiscal years ended June 30, 2003, 2002 and 2001:

	Year Ended June 30
(US dollars, in thousands)	2003		2002		2001
Net sales and operating revenues:
Canada	$403,052		$393,809		$382,353

Australia	—		—		86,403	[3]

	$403,052		$393,809		$468,756

Depreciation:
Canada	$6,923		$5,674		$5,029

Australia	—		—		1,246	[3]

Corporate Headquarters	—	[1]	—	[1]	82

	$6,923		$5,674		$6,357

Operating income (loss):
Canada	$19,645		$24,660	[2]	$41,503
Australia	—		—		4,087	[3]
Corporate Headquarters expenses	—	[1]	—	[1]	(4,173)

Operating income	19,645		24,660		41,417
Foreign currency transaction gains (losses)	(2,112)		41		(353)
Interest income	299		1,444		1,737
Interest expense	(1,018)		(403)		(873)

Income before income taxes and cumulative effect of accounting change	$16,814		$25,742		$41,928

Assets:
Canada	$166,329		$147,218		$163,016

Australia	—		—		—	[3]

Corporate Headquarters	—	[1]	—	[1]	52,514

	$166,329		$147,218		$215,530

Capital expenditures:
Canada	$6,438		$14,550		$10,258

Australia	—		—		2,626	[3]

Corporate Headquarters	—	[1]	—	[1]	7

	$6,438		$14,550		$12,891

[1]	During fiscal year 2002, the Company’s former Corporate Headquarters unit was integrated with its Canadian subsidiary.
[2]	Includes a charge of $217,000 relating to one of the Company’s divested operations.
[3]	The Company sold its Australian subsidiary as of April 30, 2001 and recognized a gain of $4,101,000. Accordingly, the Company’s 2001 results in Australia reflect ten months of operation and the gain on sale.

Note 18	Quarterly Data (Unaudited)

($ in thousands, in U.S. dollars,except per share data)

Quarter	1st	2nd	3rd	4th

Fiscal 2003 as restated[1]

Net sales and operating revenues	$92,903	$137,381	$81,865	$90,903

Gross profit	36,375	55,002	33,848	38,516

Net income (loss) before cumulative effect of change in accounting policy	1,935	7,997	(350)	(1,291)

Cumulative effect of change in accounting policy	(580)	—	—	—

Net income (loss)	1,355	7,997	(350)	(1,291)

Basic net income per average common share [2]
Before cumulative effect of accounting change	$0.09	$0.38	$(0.02)	$(0.06)
Cumulative effect of accounting change	(0.03)	—	—	—

Basic net income per average common share [2]	$0.06	$0.38	$(0.02)	$(0.06)

Diluted net income per average common share [2]
Before cumulative effect of accounting change	$0.09	$0.37	$(0.02)	$(0.06)
Cumulative effect of accounting change	(0.03)	—	—	—

Diluted net income per average common share [2]	$0.06	$0.37	$(0.02)	$(0.06)

Average common shares outstanding	21,357	21,192	20,600	20,540
Average common shares outstanding assuming dilution	21,613	21,361	20,600	20,540

Quarter	1st	2nd	3rd

Fiscal 2003 as previously reported[1]

Net sales and operating revenues	$92,903	$137,381	$81,865

Gross profit	35,169	53,345	32,703

Net income (loss)	2,024	8,455	(404)

Basic net income per average common share	$0.09	$0.40	$(0.02)

Diluted net income per average common share	$0.09	$0.40	$(0.02)

Average common shares outstanding	21,357	21,192	20,600
Average common shares outstanding assuming dilution	21,613	21,361	20,600

Note 18	Quarterly Data

($ in thousands, in U.S. dollars,except per share data)

Quarter	1st	2nd	3rd	4th

Fiscal 2002

Net sales and operating revenues	$90,365	$135,831	$82,678	$84,935

Gross profit	35,503	52,937	33,016	28,972

Net income (loss)	1,856	10,858	2,403	(1,549)

Basic net income per average common share [2]	0.07	0.42	0.10	(0.07)

Diluted net income per average common share [2]	0.07	0.42	0.10	(0.07)

Average common shares outstanding	27,835	25,651	24,175	22,876
Average common shares outstanding assuming dilution	28,308	26,097	24,670	22,876

Pro forma effect of change in accounting principle for vendor allowances, net of taxes

Net income (loss)	$1,870	$10,871	$2,434	$(1,541)

Basic net income (loss) per average common share [2]	0.07	0.42	0.10	(0.07)

Diluted net income (loss) per average common share [2]	0.07	0.42	0.10	(0.07)

[1]	Results for the first three quarters, which have been previously reported, have been restated as a result of the adoption of EITF 02-16 in the fourth quarter.
[2]	Year-to-date earnings per share is calculated by dividing year-to-date earnings by the weighted average shares outstanding for the full year. Therefore, year-to-date earnings per share reported on the statements of operations does not not equal the sum of the quarterly earnings per share.

Note 19	Product Sales Information

The Company’s net sales and operating revenues are summarized by groups of similar products and services as follows:

	Year ended June 30
(U.S. dollars, in thousands)	2003	2002	2001
Telephone, wireless and communication products	$113,745	$107,295	$105,382
Home and personal entertainment products	111,179	106,584	101,212
Computer products and digital cameras	74,319	80,209	76,408
Parts, accessories and seasonal	89,488	87,249	87,096
Service and other revenue	14,321	12,472	12,255

	403,052	393,809	382,353

Net sales and operating revenues of former subsidiary in Australia	—	—	86,403

Consolidated net sales and operating revenues	$403,052	$393,809	$468,756

Item 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been no change in independent accountants and no disagreement with any independent accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during the period since the end of fiscal year 2002.

PART III

Item 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information called for by this Item with respect to directors and executive officers has been omitted pursuant to General Instruction G(3) to Form 10-K. This information is incorporated by reference from the 2003 definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

The information called for by this Item regarding compliance with Section 16 of the Securities and Exchange Act of 1934 is incorporated by reference from the 2003 definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 11	EXECUTIVE COMPENSATION.

The information called for by this Item with respect to executive compensation has been omitted pursuant to General Instruction G (3) to Form 10-K. The information is incorporated herein by reference from the 2003 definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 403 of Regulation S-K with respect to security ownership of certain beneficial owners and management has been omitted pursuant to General Instruction G(3) to Form 10-K. This information is incorporated by reference from the 2003 definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

The information required by Item 201(d) of Regulation S- K regarding the Company’s equity compensation plans is set out in the table below. All such plans have received shareholder approval.

	Number of Securities to be Issued on Exercise	Weighted Average Exercise Price of Outstanding Options	Number of Securities Available for Future Issuance
Equity compensation plans approved by security holders	1,175,722	$7.09	533,012

Item 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There was no information called for by this Item with respect to certain relationships and transactions with management and others.

Item14	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a(c) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, within 90 days of the filing date of this Annual Report on Form 10-K. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal controls or in other factors which could significantly affect these controls, since the date the controls were evaluated. There were no significant deficiencies or material weaknesses and, therefore, there were no corrective actions taken.

PART IV

Item 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	Documents filed as part of this report:

(1)	Financial Statement Schedules:

Financial Statement Schedule II is filed herewith.

All other financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	Exhibits required by Item 601 of Regulation S-K:

Exhibit No.		Description

3	(a)	Restated Certificate of Incorporation (Filed as Exhibit 3(a) to InterTAN’s Registration Statement on Form 10 and incorporated herein by reference).

3	(a)(i)	Certificate of Amendment of Restated Certificate of Incorporation (Filed as Exhibit 3(a)(i) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

3	(a)(ii)	Certificate of Designation, Preferences and Rights of

Series A Junior Participating Preferred Stock. (Filed as Exhibit 3(a)(i) to InterTAN’s Registration Statement on Form 10 and incorporated herein by reference).

3	(b)	Bylaws (Filed as Exhibit 3(b) to InterTAN’s Registration Statement on Form 10 and incorporated herein by reference).

3	(b)(i)	Amendments to Bylaws through August 3, 1990 (Filed as Exhibit 3(b)(i) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1990 and incorporated herein by reference).

3	(b)(ii)	Amendments to Bylaws through May 15, 1995 (Filed as Exhibit 3(b)(ii) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

3	(b)(iii)	Amended and Restated Bylaws (Filed as Exhibit 3(b)(iii) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1996 and incorporated herein by reference).

4	(a)	Articles Fifth and Tenth of the Restated Certificate of Incorporation (included in Exhibit 3(a)).

4	(b)	Amended and Restated Rights Agreement between InterTAN, Inc. and The First National Bank of Boston (Filed as Exhibit 4(b) to InterTAN’s Report on Form 8-K dated September 25, 1989 and incorporated herein by reference).

4	(c)	Rights Agreement between InterTAN, Inc. and Bank Boston, N.A. (filed as Exhibit 4 to InterTAN, Inc.’s Form 8-A filed on September 17, 1999 and incorporated herein by reference).

10	(a)	InterTAN, Inc. Restated 1986 Stock Option Plan (as amended as of February 22, 1994 and April 18, 1995) (Filed as exhibit 10(a) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

10	(b)	InterTAN, Inc. Restated 1991 Non-Employee Director.Stock Option Plan (as amended through February 21, 1994) (Filed as Exhibit 10(b) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

10	(c)	Retirement Agreement dated March 3, 1997 between InterTAN, Inc. and James Michael Wood (Filed as Exhibit 10(c) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 1997 and incorporated herein by reference).

10	(d)	Employment Agreement between InterTAN, Inc. and James T. Nichols dated January 1, 1995 (Filed as Exhibit 10(ii) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 1995 and incorporated herein by reference).

10	(d)(i)	First Amendment to Employment Agreement dated July 1,1998 between InterTAN, Inc. and James T. Nichols (Filed as Exhibit10(a) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 1998 and incorporated herein by reference).

10	(d)(ii)	Letter Agreement dated July 1, 1998 between InterTAN, Inc. and James T. Nichols amending prior stock option agreements. (Filed as Exhibit 10(b) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 1998 and incorporated herein by reference).

10	(e)	Employment Agreement dated June 10, 1999 between InterTAN, Inc. and Brian E. Levy superceding prior Employment Agreement dated November 29, 1997 between same parties (Filed as Exhibit 10(e)(i) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1999 and incorporated herein by reference).

10	(e)(i)	Letter Agreement between InterTAN, Inc. and Brian E. Levy dated February 19, 2001 clarifying and amending employment letter dated June 10, 1999 between same parties. (Filed as Exhibit 10(a) to InterTAN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

10	(f)	Retirement Letter Agreement between James G. Gingerich and InterTAN, Inc. dated September 25, 2001. (Filed as Exhibit 10(b) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 2001 and incorporated herein by reference).

10	(g)	Termination of Employment Letter Agreement between Douglas C. Saunders and InterTAN, Inc. dated September 25, 2001. (Filed as Exhibit 10(f) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 and incorporated herein by reference).

10	(g)(i)	Retirement Letter Agreement between Douglas C. Saunders and InterTAN, Inc. dated September 25, 2001. (Filed as Exhibit 10(g) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 and incorporated herein by reference).

10	(h)	InterTAN, Inc. 1996 Stock Option Plan and Forms of Stock Option Agreement (Filed as Exhibits 4.6 and 4.7, respectively, to InterTAN’s Registration Statement on Form S-8, SEC file number 333-16105, filed on November 14, 1996 and incorporated herein by reference).

10	(i)	Employment Agreement between Jeffrey A. Losch and InterTAN, Inc. dated September 11, 2001. (Filed as Exhibit 10(c) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 and incorporated herein by reference).

10	(j)	Deed of Indemnity between InterTAN, Inc., Tandy Corporation, InterTAN Canada Ltd., The Carphone Warehouse Limited and Worldwide Telecommunications Ltd. dated January 23, 1999. (Filed as Exhibit No. 10.1 to InterTAN’s Current Report on Form 8-K dated January 25, 1999 and incorporated herein by reference).

10	(k)	Tax Deed between InterTAN, Inc. and Beheer-En Belggingsmaatschappij Antika B.V. dated January 23, 1999. (Filed as Exhibit No. 10.2 to InterTAN’s Current Report on Form 8-K dated January 25, 1999 and incorporated herein by reference).

10	(l)	Correspondence dated June 9, 1999 from InterTAN, Inc. addressed to Brian E. Levy in respect of a grant of restricted stock (Filed as Exhibit 10(x) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1999 and incorporated herein by reference).

10	(m)	Restricted Stock Unit Agreement between InterTAN, Inc. and Brian E. Levy made as of October 4, 2000. (Filed as Exhibit 10(a) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 2000 and incorporated herein by reference).

10	(n)	Form of Agreement that evidences the InterTAN, Inc. Plan for 1999 Non-Employee Director Non-Qualified Stock Options (Filed as Exhibit 10(d) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 1999 and incorporated herein by reference).

10	(o)	Composite copy of InterTAN Inc.’s Deferred Compensation Plan reflecting amendments thereto authorized by the Board of Directors of InterTAN, Inc. on November 9, 2001. (Filed as Exhibit 10(c) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 2001 and incorporated herein by reference).

10	(o)(i)	Plan Agreement in respect of Deferred Compensation Plan between InterTAN, Inc. and Jeffrey A. Losch dated February 18, 2000 (Filed as Exhibit 10(e) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 1999 and incorporated herein by reference).

10	(o)(ii)	Addendum No. 1 to Deferred Compensation Plan Agreement between Jeffrey A. Losch and InterTAN, Inc. dated September 13, 2000. (Filed as Exhibit 10(d) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2000 and incorporated herein by reference).

10	(o)(iii)	Addendum No. 2 to Deferred Compensation Plan Agreement between Jeffrey A. Losch and InterTAN, Inc. dated November 1, 2001. (Filed as Exhibit 10(d) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 2001 and incorporated herein by reference).

10	(o)(iv)	Addendum No. 1 to Deferred Compensation Plan Agreement between Brian E. Levy and InterTAN, Inc. dated September 13, 2000. (Filed as

Exhibit 10(a) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2000 and incorporated herein by reference).

10	(o)(v)	Plan Agreement in respect of Deferred Compensation Plan between InterTAN, Inc. and Heinz Stier dated November 1, 2001. (Filed as Exhibit 10(e) to InterTAN’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference).

10	(o)(vi)	Plan Agreement in respect of Deferred Compensation Plan between InterTAN, Inc. and James P. Maddox dated January 7, 2002. (Filed as Exhibit 10(f) to InterTAN’s Quarterly Report for the quarter ended December 31, 2001 and incorporated herein by reference).

10	(o)(vii)	Plan Agreement in respect of Deferred Compensation Plan between InterTAN, Inc. and Michael D. Flink dated May 6, 2002. (Filed as Exhibit 10(dd) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 2002 and incorporated herein by reference).

10	(p)	Form of Indemnification Agreement entered into between InterTAN, Inc. and each individual director and executive officer of InterTAN, Inc. dated as of June 7, 2000. (Filed as Exhibit 10(cc) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 2000 and incorporated herein by reference).

10	(p)(i)	Indemnification Agreement between InterTAN, Inc. and James P. Maddox dated as of February 21, 2002. (Filed as Exhibit 10(a) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 2002 and incorporated herein by reference).

10	(p)(ii)	Indemnification Agreement between InterTAN, Inc. and Heinz Stier dated as of February 21, 2002. (Filed as Exhibit 10(b) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 2002 and incorporated herein by reference).

10	(p)(iii)	Indemnification Agreement between InterTAN, Inc. and Michael D. Flink dated May 3, 2002. (Filed as Exhibit 10(cc) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 2002 and incorporated herein by reference).

10	(q)	Letter Agreement between InterTAN, Inc. and RadioShack Corporation dated April 6, 2001. (Filed as Exhibit 10(f) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 2001 and incorporated herein by reference).

10	(r)	Termination Agreement among InterTAN Australia Ltd., RadioShack Corporation, InterTAN, Inc., InterTAN Canada Limited, RadioShack International Procurement Limited Partnership and Technotron Sales Corp. Pty. Limited dated April 10, 2001. (Filed as Exhibit 10(g) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 2001 and incorporated herein by reference).

10	(s)	Share Acquisition Agreement among InterTAN Inc., InterTAN Canada Ltd. And Dick Smith Electronics Holdings Pty. Ltd. Dated April 10, 2001. (filed as Exhibit 10(h) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 2001 and incorporated herein by reference).

10	(t)	Second Amended and Restated License Agreement (Canada) between TRS Quality, Inc. and InterTAN Canada Ltd. dated as of May 1, 2001. (Filed as Exhibit 10(v) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 2001 and incorporated herein by reference).

10	(t)(i)	First Amendment to Second Amended and Restated License Agreement (Canada) between TRS Quality, Inc. and InterTAN Canada Ltd. dated as of August 31, 2001. (Filed as Exhibit 10(a) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 and incorporated herein by reference).

10	(u)	Second Amended and Restated Merchandise Agreement among InterTAN, Inc., InterTAN Canada Ltd., RadioShack Corporation and RadioShack International Procurement Limited Partnership dated as of May 1, 2001. (Filed as Exhibit 10(w) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 2001 and incorporated herein by reference).

10	(v)	Third Amendment and Restated Advertising Agreement among InterTAN, Inc. and InterTAN Canada Ltd., RadioShack Corporation and TRS Quality, Inc. dated as of September 15, 2001. (Filed as Exhibit 10(b) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 and incorporated herein by reference).

10	(w)	Amended and Restated Mall Stores Operating and Marketing Agreement among Rogers Wireless Inc., Rogers Wireless Communications Inc., InterTAN Canada Ltd. and InterTAN, Inc. dated as of June 21, 2001. (Filed as Exhibit 10(y) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 2001 and incorporated herein by reference).

10	(x)	Employment Agreement between James P. Maddox and InterTAN, Inc. dated September 10, 2001. (Filed as Exhibit 10(d) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 and incorporated herein by reference).

10	(y)	Employment Agreement between Heinz Stier and InterTAN, Inc. dated September 10, 2001. (Filed as Exhibit 10(e) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 and incorporated herein by reference).

10	(y)(i)	Retirement Letter Agreement between Heinz Stier and InterTAN, Inc. dated July 22, 2002. (Filed as Exhibit 10(ff) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 2002 and incorporated herein by reference).

10(z)	Employment Agreement between InterTAN, Inc. and Michael D. Flink dated March 21, 2002. (Filed as Exhibit 10(c) to InterTAN’s Quarterly Report on form 10-Q for quarter ended March 31, 2002 and incorporated herein by reference).

10(aa)	Amended and Restated Stock Program of InterTAN, Inc. dated as of July 1, 2002. (Filed as Exhibit 10(ee) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 2002 and incorporated herein by reference).

10(bb)	Credit Agreement dated as of December 17, 2002 between InterTAN Canada Ltd. and The Bank of Nova Scotia, as administrative agent and lender. (Filed as Exhibit 10(a) to InterTAN’s Quarterly Report on Form 10-K for quarter ended December 31, 2002 and incorporated herein by reference).

*10(cc)	Employment Agreement between InterTAN, Inc. and Ean G. Daoust dated April 22, 2003.

*10(dd)	Indemnification Agreement between InterTAN, Inc. and Ean G. Daoust dated as of May 2, 2003

*10(ee)	Plan Agreement in respect of Deferred Compensation Plan between InterTAN, Inc. and Ean G. Daoust dated May 1, 2003.

21	Subsidiaries of InterTAN, Inc.

*23	Consent of Independent Accountants.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(b)	Reports on Form 8K:

A report on Form 8-K was filed on April 22, 2003 in which the Company furnished an earnings release reporting the Company’s results of operations, financial position and cash flows for the three months ended March 31, 2003. The release included the Company’s consolidated statement of operations, consolidated balance sheets and consolidated statements of cash flows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InterTAN, Inc.

August 29, 2003	/s/ Brian E. Levy
Brian E. Levy,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 26th day of August, 2003 by the following persons on behalf of InterTAN, Inc. and in the capacities indicated.

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

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

In connection with this Annual Report of InterTAN, Inc. on Form 10K for the fiscal year ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I Brian E. Levy, President and Chief Executive Officer of the Company, certify pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

(1)	I have reviewed this Annual Report on Form 10K of InterTAN, Inc.;

(2)	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and,

(3)	Based on my knowledge, the financial statements, and other information contained in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure and control procedures (as defined Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such controls and procedures that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this Annual Report (the “Evaluation date”); and

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

(6)	The registrant’s other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Brian E. Levy
Brian E. Levy
President and Chief Executive Officer
August 29, 2003

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

In connection with this Annual Report of InterTAN, Inc. on Form 10K for the fiscal year ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I James P. Maddox, Vice President and Chief Financial Officer of the Company, certify pursuant to 302 of the Sarbanes-Oxley Act of 2002, that:

(1)	I have reviewed this Annual Report on Form 10K of InterTAN, Inc.;

(2)	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and,

(3)	Based on my knowledge, the financial statements, and other information contained in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure and control procedures (as defined Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such controls and procedures that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

d)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this Annual Report (the “Evaluation date”); and

e)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

(5)	The registrant’s certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

(6)	The registrant’s other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ James P Maddox
James P. Maddox
Vice President and Chief Financial Officer
August 29, 2003

Report of Independent Accountants on

Financial Statement Schedules

To the Board of Directors of

InterTAN, Inc.

Our audits of the consolidated financial statements referred to in our report dated August 14, 2003 appearing in the 2003 Annual Report to Shareholders of InterTAN, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(1) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP

Toronto, Canada

August 14, 2003

Schedule II

InterTAN, Inc.

Valuation and Qualifying Accounts and Reserves

(In thousands)	2003	2002	2001
Allowance for Doubtful Accounts

Balance, beginning of year	$26	$41	$205

Additions charged to profit and loss	67	—	—

Accounts receivable charged off, net of recoveries	—	(15)	—

Adjustment on disposal of Australian subsidiary	—	—	(164)

Foreign exchange rate effects	12	—	—

Balance, end of year	$105	$26	$41

Corporate Headquarters/Merchandising Restructuring Reserve

Balance, beginning of year	$1,767	$—	$—

Additions charged to profit and loss	—	2,912	—

Payments	(414)	(1,145)	—

Balance, end of year	$1,353	$1,767	$—

Deferred Tax Valuation Allowance

Balance, beginning of year	$25,972	$25,459	$28,899

Additions to valuation allowance	595	582	457

Adjustments to valuation allowance	(1,379)	1,579	3,636

Utilization of deferred tax assets	(10,413)	(1,641)	(7,388)

Foreign exchange rate effects	564	(7)	(145)

Balance, end of year	$15,339	$25,972	$25,459

InterTAN, Inc.

Form 10-K

Year ended June 30, 2003

Index To Exhibits

Exhibit No.		Description

3	(a)	Restated Certificate of Incorporation (Filed as Exhibit 3(a) to InterTAN’s Registration Statement on Form 10 and incorporated herein by reference).

3	(a)(i)	Certificate of Amendment of Restated Certificate of Incorporation (Filed as Exhibit 3(a)(i) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

3	(a)(ii)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock. (Filed as Exhibit 3(a)(i) to InterTAN’s Registration Statement on Form 10 and incorporated herein by reference).

3	(b)	Bylaws (Filed as Exhibit 3(b) to InterTAN’s Registration Statement on Form 10 and incorporated herein by reference).

3	(b)(i)	Amendments to Bylaws through August 3, 1990 (Filed as Exhibit 3(b)(i) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1990 and incorporated herein by reference).

3	(b)(ii)	Amendments to Bylaws through May 15, 1995 (Filed as Exhibit 3(b)(ii) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

3	(b)(iii)	Amended and Restated Bylaws (Filed as Exhibit 3(b)(iii) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1996 and incorporated herein by reference).

4	(a)	Articles Fifth and Tenth of the Restated Certificate of Incorporation (included in Exhibit 3(a)).

4	(b)	Amended and Restated Rights Agreement between InterTAN, Inc. and The First National Bank of Boston

(Filed as Exhibit 4(b) to InterTAN’s Report on Form 8-K dated September 25, 1989 and incorporated herein by reference).

4	(c)	Rights Agreement between InterTAN, Inc. and Bank Boston, N.A. (filed as Exhibit 4 to InterTAN, Inc.’s Form 8-A filed on September 17, 1999 and incorporated herein by reference).

10	(a)	InterTAN, Inc. Restated 1986 Stock Option Plan (as amended as of February 22, 1994 and April 18, 1995) (Filed as exhibit 10(a) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

10	(b)	InterTAN, Inc. Restated 1991 Non-Employee Director.Stock Option Plan (as amended through February 21, 1994) (Filed as Exhibit 10(b) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

10	(c)	Retirement Agreement dated March 3, 1997 between InterTAN, Inc. and James Michael Wood (Filed as Exhibit 10(c) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 1997 and incorporated herein by reference).

10	(d)	Employment Agreement between InterTAN, Inc. and James T. Nichols dated January 1, 1995 (Filed as Exhibit 10(ii) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 1995 and incorporated herein by reference).

10	(d)(i)	First Amendment to Employment Agreement dated July 1,1998 between InterTAN, Inc. and James T. Nichols (Filed as Exhibit10(a) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 1998 and incorporated herein by reference).

10	(d)(ii)	Letter Agreement dated July 1, 1998 between InterTAN, Inc. and James T. Nichols amending prior stock option agreements. (Filed as Exhibit 10(b) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 1998 and incorporated herein by reference).

10	(e)	Employment Agreement dated June 10, 1999 between InterTAN, Inc. and Brian E. Levy superceding prior Employment Agreement dated November 29, 1997 between same parties (Filed as Exhibit 10(e)(i) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1999 and incorporated herein by reference).

10	(e)(i)	Letter Agreement between InterTAN, Inc. and Brian E. Levy dated February 19, 2001 clarifying and amending employment letter dated June 10, 1999 between same parties. (Filed as Exhibit 10(a) to InterTAN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

10	(f)	Retirement Letter Agreement between James G. Gingerich and InterTAN, Inc. dated September 25, 2001. (Filed as Exhibit 10(b) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 2001 and incorporated herein by reference).

10	(g)	Termination of Employment Letter Agreement between Douglas C. Saunders and InterTAN, Inc. dated September 25, 2001. (Filed as Exhibit 10(f) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 and incorporated herein by reference).

10	(g)(i)	Retirement Letter Agreement between Douglas C. Saunders and InterTAN, Inc. dated September 25, 2001. (Filed as Exhibit 10(g) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 and incorporated herein by reference).

10	(h)	InterTAN, Inc. 1996 Stock Option Plan and Forms of Stock Option Agreement (Filed as Exhibits 4.6 and 4.7, respectively, to InterTAN’s Registration Statement on Form S-8, SEC file number 333-16105, filed on November 14, 1996 and incorporated herein by reference).

10	(i)	Employment Agreement between Jeffrey A. Losch and InterTAN, Inc. dated September 11, 2001. (Filed as Exhibit 10(c) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 and incorporated herein by reference).

10	(j)	Deed of Indemnity between InterTAN, Inc., Tandy Corporation, InterTAN Canada Ltd., The Carphone Warehouse Limited and Worldwide Telecommunications Ltd. dated January 23, 1999. (Filed as Exhibit No. 10.1 to InterTAN’s Current Report on Form 8-K dated January 25, 1999 and incorporated herein by reference).

10	(k)	Tax Deed between InterTAN, Inc. and Beheer-En Belggingsmaatschappij Antika B.V. dated January 23, 1999. (Filed as Exhibit No. 10.2 to InterTAN’s Current Report on Form 8-K dated January 25, 1999 and incorporated herein by reference).

10	(l)	Correspondence dated June 9, 1999 from InterTAN, Inc. addressed to Brian E. Levy in respect of a grant of restricted stock (Filed as Exhibit 10(x) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1999 and incorporated herein by reference).

10	(m)	Restricted Stock Unit Agreement between InterTAN, Inc. and Brian E. Levy made as of October 4, 2000. (Filed as Exhibit 10(a) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 2000 and incorporated herein by reference).

10	(n)	Form of Agreement that evidences the InterTAN, Inc. Plan for 1999 Non-Employee Director Non-Qualified Stock Options (Filed as Exhibit 10(d) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 1999 and incorporated herein by reference).

10	(o)	Composite copy of InterTAN Inc.’s Deferred Compensation Plan reflecting amendments thereto authorized by the Board of Directors of InterTAN, Inc. on November 9, 2001. (Filed as Exhibit 10(c) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 2001 and incorporated herein by reference).

10	(o)(i)	Plan Agreement in respect of Deferred Compensation Plan between InterTAN, Inc. and Jeffrey A. Losch dated February 18, 2000 (Filed as Exhibit 10(e) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 1999 and incorporated herein by reference).

10	(o)(ii)	Addendum No. 1 to Deferred Compensation Plan Agreement between Jeffrey A. Losch and InterTAN, Inc. dated September 13, 2000. (Filed as Exhibit 10(d) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2000 and incorporated herein by reference).

10	(o)(iii)	Addendum No. 2 to Deferred Compensation Plan Agreement between Jeffrey A. Losch and InterTAN, Inc. dated November 1, 2001. (Filed as Exhibit 10(d) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 2001 and incorporated herein by reference).

10	(o)(iv)	Addendum No. 1 to Deferred Compensation Plan Agreement between Brian E. Levy and InterTAN, Inc. dated September 13, 2000. (Filed as Exhibit 10(a) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2000 and incorporated herein by reference).

10	(o)(v)	Plan Agreement in respect of Deferred Compensation Plan between InterTAN, Inc. and Heinz Stier dated November 1, 2001. (Filed as Exhibit 10(e) to InterTAN’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference).

10	(o)(vi)	Plan Agreement in respect of Deferred Compensation Plan between InterTAN, Inc. and James P. Maddox dated January 7, 2002. (Filed as Exhibit 10(f) to InterTAN’s Quarterly Report for the quarter ended December 31, 2001 and incorporated herein by reference).

10	(o)(vii)	Plan Agreement in respect of Deferred Compensation Plan between InterTAN, Inc. and Michael D. Flink dated May 6, 2002. (Filed as Exhibit 10(dd) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 2002 and incorporated herein by reference).

10	(p)	Form of Indemnification Agreement entered into between InterTAN, Inc. and each individual director and executive officer of InterTAN, Inc. dated as of June 7, 2000. (Filed as Exhibit 10(cc) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 2000 and incorporated herein by reference).

10	(p)(i)	Indemnification Agreement between InterTAN, Inc. and James P. Maddox dated as of February 21, 2002. (Filed as Exhibit 10(a) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 2002 and incorporated herein by reference).

10	(p)(ii)	Indemnification Agreement between InterTAN, Inc. and Heinz Stier dated as of February 21, 2002. (Filed as Exhibit 10(b) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 2002 and incorporated herein by reference).

10	(p)(iii)	Indemnification Agreement between InterTAN, Inc. and Michael D. Flink dated May 3, 2002. (Filed as Exhibit 10(cc) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 2002 and incorporated herein by reference).

10	(q)	Letter Agreement between InterTAN, Inc. and RadioShack Corporation dated April 6, 2001. (Filed as Exhibit 10(f) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 2001 and incorporated herein by reference).

10	(r)	Termination Agreement among InterTAN Australia Ltd., RadioShack Corporation, InterTAN Inc., InterTAN Canada Limited, RadioShack International Procurement Limited Partnership and Technotron Sales Corp. Pty. Limited dated April 10, 2001. (Filed as Exhibit 10(g) to InterTAN’s Quarterly Report on Form

10-Q for quarter ended March 31, 2001 and incorporated herein by reference).

10	(s)	Share Acquisition Agreement among InterTAN, Inc., InterTAN Canada Ltd. and Dick Smith Electronics Holdings Pty. Ltd. dated April 10, 2001. (Filed as Exhibit 10(h) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 2001 and incorporated herein by reference).

10	(t)	Second Amended and Restated License Agreement (Canada) between TRS Quality, Inc. and InterTAN Canada Ltd. dated as of May 1, 2001. (Filed as Exhibit 10(v) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 2001 and incorporated herein by reference).

10	(t)(i)	First Amendment to Second Amended and Restated License Agreement (Canada) between TRS Quality, Inc. and InterTAN Canada Ltd. dated as of August 31, 2001. (Filed as Exhibit 10(a) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 and incorporated herein by reference).

10	(u)	Second Amended and Restated Merchandise Agreement among InterTAN, Inc., InterTAN Canada Ltd., RadioShack Corporation and RadioShack International Procurement Limited Partnership dated as of May 1, 2001. (Filed as Exhibit 10(w) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 2001 and incorporated herein by reference).

10	(v)	Third Amendment and Restated Advertising Agreement among InterTAN, Inc. and InterTAN Canada Ltd., RadioShack Corporation and TRS Quality, Inc. dated as of September 15, 2001. (Filed as Exhibit 10(b) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 and incorporated herein by reference).

10	(w)	Amended and Restated Mall Stores Operating and Marketing Agreement among Rogers Wireless Inc., Rogers Wireless Communications Inc., InterTAN Canada Ltd. and InterTAN, Inc. dated as of June 21, 2001. (Filed as Exhibit 10(y) to InterTAN’s Annual

Report on Form 10-K for fiscal year ended June 30, 2001 and incorporated herein by reference).

10	(x)	Employment Agreement between James P. Maddox and InterTAN, Inc. dated September 10, 2001. (Filed as Exhibit 10(d) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 and incorporated herein by reference).

10	(y)	Employment Agreement between Heinz Stier and InterTAN, Inc. dated September 10, 2001. (Filed as Exhibit 10(e) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 and incorporated herein by reference).

10	(y)(i)	Retirement Letter Agreement between Heinz Stier and InterTAN, Inc. dated July 22, 2002. (Filed as Exhibit 10(ff) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 2002 and incorporated herein by reference).

10	(z)	Employment Agreement between InterTAN, Inc. and Michael D. Flink dated March 21, 2002. (Filed as Exhibit 10(c) to InterTAN’s Quarterly Report on form 10-Q for quarter ended March 31, 2002 and incorporated herein by reference).

10	(aa)	Amended and Restated Stock Program of InterTAN, Inc. dated as of July 1, 2002. (Filed as Exhibit 10(ee) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 2002 and incorporated herein by reference).

10	(bb)	Credit Agreement dated as of December 17, 2002 between InterTAN Canada Ltd. and The Bank of Nova Scotia, as administrative agent and lender. (Filed as Exhibit 10(a) to InterTAN’s Quarterly Report on Form 10-K for quarter ended December 31, 2002 and incorporated herein by reference).

*10	(cc)	Employment Agreement between InterTAN, Inc. and Ean G. Daoust dated April 22, 2003.

*10	(dd)	Indemnification Agreement between InterTAN, Inc. and Ean G. Daoust dated as of May 2, 2003

*10(ee)	Plan Agreement in respect of Deferred Compensation Plan between InterTAN, Inc. and Ean G. Daoust dated May 1, 2003.

21	Subsidiaries of InterTAN, Inc.

*23	Consent of Independent Accountants.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith