Form 10-Q
period 2003-09-30
INTERTAN INC
filed 2003-11-07
CIK 803227

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

At October 31, 2003, 20,691,664 shares of the registrant’s common stock, par value $1.00 per share, were outstanding.

PART I

INTRODUCTORY NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this Report on form 10-Q constitute forward-looking statements that involve risks and uncertainties. The forward-looking statements include statements regarding:

•	The resolution of the Company’s dispute with the purchaser of its former subsidiary in Australia;

•	The outcome of various Australian, Canadian and United States income tax issues and the timing of the payment of related tax liabilities;

•	Estimates of future foreign exchange rates;

•	Management’s estimates of future sales growth and gross margin and selling, general and administrative expense percentages;

•	Future levels of interest income and expense and income taxes;

•	The adequacy of the Company’s liquidity and its short-term borrowing requirements;

•	The adequacy of the indemnity obtained from the purchaser of the Company’s former subsidiary in the United Kingdom;

•	Possible payments under indemnities provided to the purchaser of InterTAN Australia Ltd.;

•	Forecasted capital expenditures for fiscal year 2004;

•	Estimates of cash required to fund the repurchase of common stock; and

•	The intended change of the Company’s domicile to Canada and its conversion to an income trust.

Important factors that could cause actual results to differ materially from those indicated in the forward-looking statements include, but are not limited to:

•	The occurrence of certain material events including natural disasters, acts of terrorism, the outbreak of war or other significant national or international events;

•	Changes in the national or regional economic conditions, including but not limited to, recessionary trends, level of equity markets, consumer credit availability, interest rates, foreign exchange rates, inflation, consumers’ disposable income and spending levels, job security and unemployment, and overall consumer confidence;

•	Interest and foreign exchange rate fluctuations;

•	The imposition of new restrictions or regulations regarding the sale of products and/or services we sell or changes in tax rules and regulations applicable to us;

•	Impact of technological changes on the retail price and profit margins associated with products in our product categories;

•	The presence or absence of new products in our product categories, particularly digital products, including the level of consumer acceptance of new technology;

•	The inability to liquidate inventory should excess inventory develop;

•	The lack of availability or access to sources of inventory;

•	Dependence on manufacturers’ product development;

•	The imposition of additional restrictions or regulations regarding the sale of products or services we offer;

•	The value of the Company’s common stock and the general condition of the stock market;

•	Changes in the availability of suitable real estate locations for expansion on acceptable terms;

•	The disruption of international, national or regional transportation systems;

•	Changes in the amount and degree of promotional intensity exerted by current competitors and potential new competition from both retail stores and alternative methods or channels of distribution, such as e-commerce, telephone shopping services and mail order;

•	The inability to attract, retain and grow an effective management team in a dynamic environment or changes in the cost or availability of a suitable work force to manage and support our service-driven operation strategies;

•	The inability to successfully maintain our business arrangements or strategic alliances;

•	The occurrence of severe weather events or natural disasters, which could destroy outlets or prevent consumers from traveling to our retail locations, especially during the peak winter holiday season;

•	The inability to react in a timely manner and maintain our critical business processes and information systems capabilities in a disaster recovery situation; and

•	Other risks indicated in InterTAN’s previously filed periodic reports with the Securities and Exchange Commission, including its Form 10-K for the 2003 fiscal year.

These risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

ITEM I - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Operations

(U.S. dollars, in thousands, except per share amounts)

(Unaudited)

	Three months ended September 30
	2003	2002
Net sales and operating revenues	$106,459	$92,903
Other income (loss)	(33)	11

	106,426	92,914
Operating costs and expenses:
Cost of products sold	64,405	56,528
Selling, general and administrative expenses	36,600	31,216
Depreciation	1,932	1,641

	102,937	89,385

Operating income	3,489	3,529
Foreign currency transaction gains (losses)	(53)	171
Interest income	49	96
Interest expense	(187)	(198)

Income before income taxes and cumulative effect of accounting change	3,298	3,598
Income taxes	1,817	1,663

Income before cumulative effect of accounting change	1,481	1,935
Cumulative effect of accounting change for vendor allowances, net of income taxes of $388 (Note 2)	—	(580)

Net income	$1,481	$1,355

Basic net income per average common share
Before cumulative effect of accounting change	$0.07	$0.09
Cumulative effect of accounting change	—	(0.03)

Basic net income per average common share	$0.07	$0.06

Diluted net income per average common share
Before cumulative effect of accounting change	$0.07	$0.09
Cumulative effect of accounting change	—	(0.03)

Diluted net income per average common share	$0.07	$0.06

Average common shares outstanding	20,623	21,357
Average common shares outstanding assuming dilution	20,923	21,613

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

(U.S. dollars, in thousands, except share amounts)

(Unaudited)

	September 30 2003	June 30 2003	September 30 2002
Assets
Current Assets
Cash and short-term investments	$10,045	$10,322	$6,196
Accounts receivable, less allowance for doubtful accounts	26,683	16,275	19,874
Inventories	98,059	92,433	90,567
Deferred service contract costs - current portion (Note 10)	1,381	1,368	1,141
Prepaids, deposits and other current assets	2,672	5,301	1,453
Deferred income taxes	1,304	1,306	1,312

Total current assets	140,144	127,005	120,543

Property and equipment, less accumulated depreciation	34,147	33,537	28,096
Deferred service contract costs - non-current portion (Note 10)	1,101	1,071	889
Other assets	694	761	289
Deferred income taxes	3,949	3,955	3,428

Total Assets	$180,035	$166,329	$153,245

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term bank borrowings (Note 5)	$4,440	$—	$6,301
Accounts payable	29,512	22,633	25,838
Accrued expenses	15,321	15,290	14,960
Income taxes payable (Note 9)	1,723	1,867	6,793
Long-term bank indebtedness - current portion (Note 5)	1,482	1,484	—
Obligation under capital leases - current portion	227	216	157
Deferred service contract revenue - current portion (Note 10)	8,924	8,809	7,178
Deferred income taxes	400	400	—

Total current liabilities	62,029	50,699	61,227

Long-term bank indebtedness - non-current portion (Note 5)	5,929	5,937	—
Obligation under capital leases - non-current portion	448	432	336
Deferred service contract revenue - non current portion (Note 10)	7,079	6,917	5,676
Other liabilities	4,969	4,847	4,124

Total liabilities	80,454	68,832	71,363

Stockholders’ Equity

Preferred stock, no par value, 1,000,000 shares authorized, none issued or outstanding	—	—	—
Common stock, $1 par value, 40,000,000 shares authorized, 32,530,410, 32,453,259 and 32,173,560, respectively, issued	32,530	32,453	32,174
Additional paid-in capital	160,363	159,776	158,308
Common stock in treasury, at cost, 11,857,093, 11,857,093 and 10,792,093 shares, respectively	(123,760)	(123,760)	(116,485)
Retained earnings	36,512	35,031	28,675
Accumulated other comprehensive loss	(6,064)	(6,003)	(20,790)

Total stockholders’ equity	99,581	97,497	81,882

Commitments and contingencies (See Notes 9 and 11)
Total Liabilities and Stockholders’ Equity	$180,035	$166,329	$153,245

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Three months ended September 30
(U.S. dollars in thousands) (Unaudited)	2003	2002
Cash flows from operating activities:
Net income	$1,481	$1,355
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	1,932	1,641
Stock-based compensation	308	327
Other	68	11

Cash provided by (used in) assets and liabilities:
Accounts receivable	(10,201)	(7,551)
Inventories	(5,626)	(13,051)
Other current assets	2,520	(216)
Accounts payable	6,763	13,808
Accrued expenses	67	(3,953)
Income taxes payable	(146)	(1,244)
Deferred service contract revenue	292	140
Deferred service contract costs	(42)	(19)

Net cash used in operating activities	(2,584)	(8,752)

Cash flows from investing activities:
Additions to property and equipment	(2,435)	(1,291)
Proceeds from sales of property and equipment	—	51
Other investing activities	102	(107)

Net cash used in investing activities	(2,333)	(1,347)

Cash flows from financing activities:
Short-term bank borrowings	4,440	6,393
Proceeds from issuance of common stock to employee plans	357	353
Proceeds from exercise of stock options	—	27
Repayment of obligation under capital lease	(59)	(31)
Purchase of treasury stock	—	(4,958)

Net cash provided by financing activities	4,738	1,784

Effect of exchange rate changes on cash	(98)	(188)

Net decrease in cash and short-term investments	(277)	(8,503)
Cash and short-term investments, beginning of period	10,322	14,699

Cash and short-term investments, end of period	$10,045	$6,196

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 Basis of Financial Statements

The accompanying consolidated unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, “Interim Financial Statements”, and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements have been prepared in conformity with accounting principles and practices (including consolidation practices) as reflected in InterTAN, Inc.’s (“InterTAN” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and, in the opinion of the Company, include all adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2003 and 2002 and the results of its operations for the three months ended September 30, 2003 and 2002 and its cash flows for the three months ended September 30, 2003 and 2002. Such adjustments are of a normal and recurring nature. Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2004. These are interim financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

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

Note 2 New Accounting Standards

During fiscal year 2003, the Company changed its method of accounting for vendor allowances in accordance with Emerging Issues Task Force Consensus No. 02-16 (“EITF 02-16”). The new standard requires that these allowances and certain other amounts received by resellers from vendors be treated as a reduction of the cost of inventory acquired from the vendor and recorded as a component of the cost of products sold when the related product or service is sold, unless the amount represents a reimbursement of a specific, identifiable and incremental cost incurred to sell the vendor’s products or services. Previously, and in accordance with generally accepted accounting principles, the Company had recognized and recorded vendor allowances as a reduction of advertising expense included in selling, general and administrative expenses. The cumulative effect of the change in the method of accounting for vendor allowances resulted in an after-tax, non-cash charge to net income of $580,000.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in an entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. Management does not anticipate that the adoption of FIN 46 will have a material impact on the Company’s consolidated financial position or on its results of operations.

In April 2003, the FASB issued Financial Accounting Standards No. 149 (“FAS 149”) – “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends FAS 133 by requiring that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and must be applied prospectively. The adoption of FAS 149 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued Financial Accounting Standards No. 150 (“FAS 150”) – “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 and must be applied prospectively by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of FAS 150 did not have a material impact on the Company’s consolidated financial statements as it does not currently have any financial instruments with characteristics of both liabilities and equity.

Note 3 Stock Based Compensation

The Company measures the expense associated with its stock-based compensation using the intrinsic value method. Application of this method generally results in compensation expense equal to the quoted price of the shares granted under the option less the amount, if any, the director or employee is required to pay for the underlying shares.

Because the Company uses the intrinsic value method of accounting for compensation expense related to stock options granted to employees and directors and because, with the exception of certain options granted to directors during fiscal year 1999, the exercise price of the stock options granted is equal to the market price of the common stock on the date of the grant, compensation expense has typically not been recognized upon the grant of stock options. Had the Company adopted the fair value method of recognizing stock-based compensation, the estimated fair value of the options granted would have been amortized to compensation expense over the vesting period. Pro forma information is presented below for the three months ended September 30, 2003 and 2002 as if the Company had adopted the fair value method.

	Three months ended September 30
(U.S. dollars, in thousands, except per share amounts)	2003	2002
Net income as reported	$1,481	$1,355
Stock-based compensation expense included in reported net income, net of related tax effects	—	40
Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(167)	(316)

Pro forma net income	$1,314	$1,079

Basic net income per common share, as reported	$0.07	$0.06

Basic net income per common share, pro forma	$0.06	$0.05

Diluted net income per common share, as reported	$0.07	$0.06

Diluted net income per common share, pro forma	$0.06	$0.05

Note 4 Earnings per Share

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

Basic and diluted net income per average common share and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is set out below:

	Three months ended September 30
(U.S.dollars in thousands, except for per share data)	2003			2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Income before cumulative effect of accounting change	$1,481			$1,935

Basic EPS
Income available to common stockholders	$1,481	20,623	$0.07	$1,935	21,357	$0.09

Effect of Dilutive Securities
Stock options	—	300		—	256

Diluted EPS
Income available to common stockholders including assumed conversions	$1,481	20,923	$0.07	$1,935	21,613	$0.09

At September 30, 2003 and 2002, the Company’s directors and employees held options to purchase 1,166,697 and 1,108,521 common shares, respectively, at prices ranging from $2.48 to $11.95 and $2.48 to $11.95, respectively, per share. During the three months ended September 30, 2003 and 2002, all but 375,829 and 495,169 of such options were considered in calculating diluted EPS. These options were excluded because the option exercise price was greater than the average market price of the Company’s common stock during such periods. The dilutive effect of these options in future periods will depend on the average price of the Company’s common stock during such periods.

Note 5 Bank Debt

In December 2002 the Company’s Canadian subsidiary entered into a new credit facility (the “Credit Facility”) in the amount of C$85,000,000 (Approximately $62,994,000 at September 30, 2003 exchange rates) with a major Canadian bank, replacing its existing asset-backed facility which had been in place since December 1997. The Credit Facility consists of two revolving renewable facilities and a five-year non-revolving term facility.

The first one-year renewable revolving facility is for C$30,000,000 (approximately $22,233,000 at September 30, 2003 rates of exchange.) This facility is intended for normal working capital requirements and is available throughout the year. The Credit Facility, as amended on September 15, 2003, provides that the amount that can be used for letters of credit is limited to C$5,000,000 during fiscal year 2003 (approximately $3,706,000 at September 30, 2003 rates of exchange), increasing to C$14,000,000 and C$17,000,000 during fiscal years 2004 and 2005, respectively. Further increases of C$2,000,000 each are contemplated for fiscal years 2006 and 2007.

The second one-year renewable revolving facility is for C$45,000,000 (approximately $33,350,000 at September 30, 2003 rates of exchange) This facility is for seasonal working capital requirements and is available only during the annual period of September 1 to January 31. This facility cannot be used for letters of credit and must be repaid in full each January 31.

Advances under these revolving facilities are limited to a borrowing base calculation tied to the Company’s accounts receivable and inventories. At September 30, 2003, C$5,992,000 (approximately $4,440,000 at September 30, 2003 rates of exchange) was outstanding under the first facility and C$8,399,000 (approximately $6,224,000 at September 30, 2003 rates of exchange) was committed in support of letters of credit. At

September 30, 2003, C$54,000,000 (approximately $40,000,000 at September 30, 2003 rates of exchange) was available for use under these facilities.

The Credit Facility also includes a five-year non-revolving term facility in the amount of C$10,000,000 (approximately $7,411,000 at September 30, 2003 rates of exchange). This facility is intended for capital expenditures or the repurchase of the Company’s common stock. In December 2002, the Company drew down on this facility in full to finance the seventh share repurchase program announced in October 2002. Consequently, at September 30, 2003 C$10,000,000 (approximately $7,411,000 at September 30, 2003 rates of exchange) was outstanding under this facility. A repayment of C$2,000,000 (approximately $1,482,000 at September 30, 2003 rates of exchange) is due December 17, 2003. Further repayments of C$2,000,000 are due on December 17, 2004 through December 17, 2007, inclusive.

The Credit Facility requires that the Company remain in compliance with certain financial ratios including the current ratio, fixed charge coverage ratio, tangible net worth and total adjusted debt to tangible net worth. The Company was in compliance with all these covenants at September 30, 2003. Borrowing rates under the facility range from Canadian prime plus 0.50% to prime plus 1.5%, based on the Company’s quarterly performance against predetermined fixed charge coverage ratios. Using the same criteria, the Company may borrow at Canadian bankers’ acceptance and LIBOR rates plus from 1.50% to 2.5%. Letters of credit are charged at rates ranging from 1.5% per annum to 2.5% per annum, using the same performance criteria. Using the same fixed charge coverage test, a standby fee of 0.25% to 0.50% is payable on the unused portion of the revolving credit facilities at that time. The weighted average interest rate paid by the Company under its credit facility for the quarter was 5.62%.

Security granted by InterTAN Canada Ltd. to secure its obligations under the Credit Facility include a demand debenture with a face value of C$125,000,000 ($92,638,000 at September 30, 2003 rates of exchange), general security agreement, charge/mortgage on real property owned by it and a general assignment of accounts receivable. The obligations of InterTAN Canada Ltd. are further secured by a guarantee issued by InterTAN, Inc. of all future indebtedness, liability and obligations now or in the future owing by it to lenders under the Credit Facility.

The cost of establishing the Credit Facility, including professional fees and a loan origination fee were approximately C$1,000,000 (approximately $741,000 at September 30, 2003 rates of exchange). These costs have been allocated between the revolving and non-revolving facilities. Costs aggregating C$290,000 (approximately $215,000 at September 30, 2003 rates of exchange) were allocated to the short-term facilities and the remaining C$710,000 (approximately $527,000 at September 30, 2003 rate of exchange) were allocated to the long-term facility. These costs will be amortized over the terms of the respective facilities.

Note 6 Restructuring Charge

During fiscal year 2002, the Company recorded restructuring charges aggregating $2,912,000, representing the cost of streamlining the Company’s Corporate Office and integrating it with InterTAN’s operating subsidiary, InterTAN Canada Ltd., and of reorganizing the merchandising and marketing groups.

The following is a summary of activity within the restructuring reserve during the quarter:

(U.S. dollars in thousands)	Balance June 30 2003	Paid	Balance September 30 2003
Retirement, severance and other compensation costs	$1,353	$70	$1,283

The remaining balance will be paid on a monthly basis through December 2011.

Note 7 Treasury Stock Repurchase Program

By June 30, 2003, the Company had completed seven previously announced share repurchase programs. In total, under all seven plans, 11,736,250 shares had been acquired by June 30, 2003 for total consideration of $122,278,904, or approximately $10.42 per share. On April 22, 2003 the Company announced an eighth stock repurchase program under which management is authorized, subject to regulatory approval and market conditions, to purchase up to 1,025,000 additional shares, approximately 5% of the Company’s common shares then outstanding. Regulatory approval to proceed with this plan was received in July 2003. No shares were acquired under this plan during the three months ended September 30, 2003.

Note 8 Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income (loss) includes net income and the net change in foreign currency translation effects. The comprehensive income (loss) for the three months ended September 30, 2003 and 2002 was $1,420,000 and $(2,313,000), respectively.

Note 9 Income Taxes

The provision for domestic and foreign income taxes for the three-month period ended September 30, 2003 was $1,817,000. For the three-month period ended September 30, 2002, the provision was $1,663,000. The effective rate of tax during the first quarter of fiscal year 2003 was unusually high as a result of certain professional fees which were not tax deductible.

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

The Company has one remaining issue in dispute with the Internal Revenue Service (“IRS”) in the United States. The Company disagrees with the position of the IRS on this issue and, on the advice of legal counsel, believes it has meritorious arguments in its defense and is in the process of vigorously defending its position. It is management’s determination that no additional provision need be recorded for this matter. However, should the IRS prevail in its position, the Company could potentially have an additional liability of $2,300,000.

Note 10 Product Warranties

Products sold in the Company’s stores typically carry a one-year warranty covered by the product manufacturer. Accordingly, the Company does not provide for the expected warranty costs. The Company also offers extended warranty plans to its customers. These contracts extend the warranty period beyond the original warranty period provided by the manufacturer and provide enhanced benefits. The term of these contracts, including the original warranty period, is typically three years. As the Company is the primary obligor on these contracts, all revenue on the sale of extended warranty plans is deferred and is amortized on a straight-line basis, over the term of the contract. The Company has certain recourse for a portion of the obligation against the manufacturer during the one-year warranty period covered by such manufacturer. The Company pays its sales associates a specific commission on the sale of extended warranty plans. These costs are also deferred and expensed rateably over the term of the contracts. Actual warranty costs are expensed as incurred. The following is a summary of the activity in the deferred revenue and deferred charge accounts during the three month period ended September 30, 2003:

	Three months ended September 30, 2003
(U.S. dollars, in thousands)	Balance June 30 2003	Additions	Amortized to Income	Foreign Currency Effects	Balance September 30 2003
Deferred revenue	$15,726	$2,923	$(2,629)	$(17)	16,003
Deferred costs	(2,439)	(463)	417	3	(2,482)

	$13,287	$2,460	$(2,212)	$(14)	$13,521

Note 11 Commitments and Contingencies

In connection with the sale of its former United Kingdom subsidiary during fiscal year 1999, the Company remains contingently liable as guarantor of certain leases of InterTAN U.K. Limited. At September 30, 2003 the remaining lease obligation assumed by the purchaser and guaranteed by the Company was approximately $13,500,000 and the average remaining life of such leases was approximately 4 years. If the purchaser were to default on the lease obligations, management believes the Company could reduce the exposure through assignment, subletting and other means. The Company has obtained an indemnity from the purchaser for an amount equal to management’s best estimate of the Company’s potential exposure under these guarantees. At September 30, 2003, the amount of this indemnity was £4,000,000 (approximately $6,657,000 at September 30, 2003 rates of exchange). The amount of this indemnity declines over time as the Company’s risk diminishes. It will be reduced to £3,000,000 in January 2004 and by a further £1,000,000 each succeeding January, until it is reduced to zero in January 2007.

In April 2001, the Company sold its Australian subsidiary. The gain on disposal reported in fiscal year 2001 was based on management’s calculation of certain adjustments to be paid following completion of the sale. The purchaser has advised the Company that it disagrees with management’s calculation of those adjustments and has commenced legal action in support of its claim. Management believes that its calculation of the adjustments is appropriate and that there are strong arguments against the position adopted by the purchaser. The Company is in the process of vigorously defending its position. Should the purchaser prevail in this dispute, the Company would have an additional liability of approximately $2,828,000 at September 30, 2003 exchange rates.

Management believes there are authoritative arguments in support of the position that the gain on the sale of the Australian subsidiary is exempt from Australian capital gains tax by virtue of the tax treaty between the United States and Australia, and, accordingly, no Australian tax was recorded with respect to the sale. However, there can be no assurance that the Australian tax authorities will not challenge this position. If Australian tax were to apply to the gain on sale, the Company would have an additional liability of approximately $9,455,000, at September 30, 2003 rates of exchange, which the Company would vigorously dispute.

Apart from these matters and the issues discussed in Note 9, there are no pending proceedings or claims, other than immaterial routine matters incidental to the Company’s business, to which the Company or any of its subsidiaries is a party, or to which any of its property is subject.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

InterTAN is engaged in the sale of consumer electronics products primarily through company-operated retail stores and dealer outlets in Canada. The Company’s retail operations are conducted through a wholly owned subsidiary, InterTAN Canada Ltd., which operates in Canada under the trade names “RadioShack” and “Battery Plus”. The Company previously also had retail and dealer outlets in Australia. The “RadioShack” trade name is used under license from RadioShack Corporation (“RadioShack U.S.A.”). In addition, the Company has entered into an agreement in Canada with Rogers Wireless Inc. (“Rogers”) to operate wireless telecommunications stores (“Rogers Wireless Stores”). At September 30, 2003, 82 Rogers Wireless stores were in operation. For a discussion of the Company’s agreement with Rogers, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Sales Outlets” in InterTAN’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003. The Company has also acquired selected assets of Battery Plus, a retailer of batteries and other specialty consumer electronics products. At September 30, 2003, 36 Battery Plus stores were in operation.

Future Capital Structure

On November 3, 2003, the Company announced that its Board of Directors has authorized management to prepare for a change of the domicile of the Company from Delaware to Canada. Ultimate implementation of this change will be subject to shareholder approval and the Board’s judgment that such a change is in the best interests of the Company having particular regard to legislative and market conditions at the time. When implemented, this transaction, referred to as an inversion, is expected to provide the Company with several advantages over its current structure. Such advantages include an anticipated annual savings of approximately $1 million and the creation of the optimal platform for a subsequent conversion of the inverted entity to a Canadian income trust. Any such conversion will be subject to market conditions and the determination by the Board that it would be in the best interests of the Company’s shareholders.

It is anticipated that requisite filings with the Securities and Exchange Commission will be made by early to mid January 2004 and that subject to obtaining necessary regulatory and shareholder approvals, the Company could complete the inversion by the end of April 2004. The costs associated with the transaction are estimated to be in the range of $1.2 to $1.6 million, with as much as $750,000 of such amount to be incurred in the second quarter of the current fiscal year.

Restructuring Charge

During fiscal year 2002, the Company recorded a restructuring charge of $2,912,000, representing the cost of streamlining the Company’s Corporate Office and integrating it with InterTAN’s operating subsidiary, InterTAN Canada Ltd., and the restructuring of its merchandising and marketing groups.

The following is a summary of activity within this reserve during the quarter:

(U.S. dollars in thousands)	Balance June 30 2003	Paid	Balance September 30 2003
Retirement, severance and other compensation costs	$1,353	$70	$1,283

The remaining balance will be paid on a monthly basis through December 2011.

Foreign Exchange Effects

Profit and loss accounts, including sales, are translated from local currency values to U.S. dollars at monthly average exchange rates. During the first quarter of fiscal year 2004, the Canadian dollar was 13.4% stronger against the U.S. dollar relative to the comparable value during the first quarter of the prior year. As a result, the same local currency amounts in Canada translate into more U.S. dollars as compared with the prior year. For example, if local currency sales in Canada in the first quarter of fiscal year 2004 were the same as those in the first quarter of the prior year, the fiscal year 2004 income statement would reflect a 13.4% increase in sales when reported in U.S. dollars.

Sales Outlets

The Company’s sales outlets by type are summarized in the following table:

	June 30 2003	Opened	Closed	Sept. 30 2003	Sept. 30 2002
Company-operated	498	7	2	503	484
Rogers AT&T	79	3	—	82	71
Battery Plus	38	—	2	36	44
Dealer	337	8	7	338	363

	952	18	11	959	962

Net Sales and Operating Revenues

Sales for the quarter in U.S. dollars were $106,459,000. Measured in local currency, this represented an increase of 1% over the prior year. Comparable store sales for the quarter were down 1.5% over the prior year. This difference between overall sales and comparable store sales is attributable to new stores as, since June 30, 2002, the Company has opened, on a net basis, 15 new RadioShack stores and 16 new Rogers Wireless locations. Foreign currency effects had a significant impact on the sales comparison for the quarter measured in U.S. dollars, as the Canadian dollar was over 13% stronger against the U.S. dollar than during the first quarter of fiscal year 2003.

The computer and digital camera product group performed very well, with a sales gain of 16%. The Company’s new strategy to revitalize the sale of CPU’s and laptops is beginning to pay off and digital cameras continue to generate strong sales. The parts, accessories and seasonal product group posted an 8.3% sales gain, driven by a strong performance in batteries and toys. Sales of home and personal entertainment products declined by 12%, in part as a result of the maturing of the home satellite market. In addition, sales of audio/video products last year benefited from significant clearance activity. Sales in the telephone, wireless and communication group and service and other income were flat with the prior year. After the sale compensation in the form of residuals and sales-based volume rebates increased by 20.7%.

Gross Profit

The gross profit percentage for the quarter was 39.5%. This compares with 39.15% in the first quarter of fiscal year 2003, an increase of 35 basis points. Gross profit dollars, measured in local currency, increased by $5,679,000 for the quarter. Much of this improvement resulted from the effects of a stronger Canadian dollar. The following analysis summarizes the components of the change in gross profit dollars from the comparable prior year period:

(U.S. dollars in thousands)
Increase in sales	$431
Increase in gross margin percentage	372
Foreign currency effects	4,876

$5,679

The gross margin percentage improved in part as a result of the introduction of many new gadgets and accessories into the product assortment. Margins for the quarter also benefited from an increase in vendor co-op dollars. Under EITF 02-16, a significant portion of these funds is credited to gross margin at the time of sale. An increase in after the sale compensation, which has no related product cost, also contributed to the improvement in the gross margin percentage. For the quarter, after the sale compensation increased by 21%. The benefits of these improvements were partially offset by the effects of aggressive clearance activity early in the quarter. Management estimates that this clearance activity reduced the gross margin percentage for the quarter by about 60 basis points.

Selling, General and Administrative Expenses

The following table provides a breakdown of selling, general and administrative expense (“SG&A”) by major category:

	2003		2002
(U.S. dollars in thousands, except percents)	Dollars	% of Sales	Dollars	% of Sales
Payroll	$15,474	14.6	$13,422	14.4
Advertising	4,677	4.4	4,081	4.4
Rent	5,678	5.3	4,852	5.2
Taxes (other than income tax)	2,936	2.8	2,371	2.6
Telephone and utilities	1,088	1.0	968	1.0
Other	6,747	6.3	5,522	5.9

	$36,600	34.4	$31,216	33.5

SG&A expenses in U.S. dollars increased by $5,384,000 over the comparable quarter last year. This comparison was heavily influenced by the effects of a stronger Canadian dollar. Measured at the same exchange rates, SG&A expense increased by $1,307,000 or about 4%. The following is a breakdown of the same-exchange-rate increase in SG&A expense during the first quarter of fiscal year 2004 over the same quarter in the prior year:

(In thousands)
Payroll	$302
Advertising	48
Rent	180
Taxes (other than income taxes)	252
Telephone and utilities	(11)
Other	536

Increase	$1,307

With the exception of “Other” SG&A expenses, increases relate primarily to the opening of new stores. Since September 30, 2002, the Company has opened a net 22 new RadioShack, Rogers Wireless and Battery Plus stores. Taxes (other than income taxes) includes a special health tax reassessment by the province of Ontario of approximately $258,000. “Other” SG&A expenses includes unusual expenses, primarily legal and other professional fees, associated with the study of various alternatives to enhance shareholder value and with the contested election of Directors which has been subsequently resolved. These expenses totaled approximately $550,000 for the quarter. If these expenses were eliminated, SG&A expenses would have increased by about 1.3%, approximately equal to the sales increase for the quarter.

Operating Income

Operating income for the quarter was $3,489,000 compared with $3,529,000 a year ago. Operating income at the Company’s Canadian subsidiary increased, in local currency, by 7%. The effects of a stronger Canadian dollar increased this improvement to 21%, when measured in U.S. dollars. On a consolidated basis, the improvement in operating income was more than offset by the unusual expenses described earlier. See “Selling, General and Administrative Expenses”. When these expenses are included, consolidated operating income for the quarter, in U.S. dollars, decreased by 1%.

Provision for Income Taxes

The provision for income taxes for the quarter was $1,817,000 and consisted primarily of Canadian taxes on the profits of RadioShack Canada. The effective rate for the quarter was 55% compared with 46.2% in the prior year quarter. This increase results from the fact that certain of the unusual charges described above were not deductible in computing taxable income. If these charges were eliminated the effective rate would have been 47%.

Outlook for the Second Quarter of Fiscal Year 2004

Management currently estimates that net income for the second quarter of fiscal year 2004 will be approximately $0.38 to $0.42 per diluted share. This estimate is based on a model built on the following assumptions:

•	An overall sales gain of 1% to 3%, in local currency;

•	An improvement in the gross margin percentage of 75 to 125 basis points;

•	An increase in the SG&A percentage of 165 to 205 basis points, including approximately $1,250,000 in professional fees, or 90 basis points, relating to the inversion project and the conclusion of the proxy contest;

•	Net interest expense of $300,000 to $500,000;

•	A Canadian dollar exchange rate of about $0.70;

•	An effective tax rate of approximately 44%; and

•	A weighted average of approximately 21 million shares outstanding, assuming dilution.

Financial Condition

Most balance sheet accounts are translated from their values in local currency to U.S. dollars at the respective month end rates. The table below outlines the percentage change, to September 30, 2003, in the value of the Canadian dollar as measured against the U.S. dollar:

Percentage increase from September 30, 2002	17.6%
Percentage decrease from June 30, 2003	-0.1%

Accounts Receivable

Accounts receivable were $26,683,000 at September 30, 2003 compared with $19,874,000 at September 30, 2002 and $16,275,000 at June 30, 2003. The increase from September 30, 2002 results in part from foreign currency effects as well as increases in vendor receivables. These increases are a direct result of the benefits of the new vendor agreements introduced a year ago. A significant portion of these receivables will be netted against purchases during the second quarter. The increase from June 30, 2003 results from the seasonal build up of dealer receivables in advance of the holiday selling season.

Inventories

Inventories at September 30, 2003 were $98,059,000 compared with $90,567,000 at September 30, 2002 and $92,433,000 at June 30, 2003. The increase from September 30, 2002 is more than attributable to foreign currency effects, as inventories in local currency actually declined by over 8%, notwithstanding the addition of a net 22 new stores and the expansion of the product assortment to include many new gadgets and accessories. This improvement results from improved inventory turns as well as the benefits of the new warehouse and distribution system. The increase from June 30, 2003 is explained by the seasonal build up of inventories in advance of the holiday selling season.

Accounts Payable

Accounts payable were $29,512,000 at September 30, 2003 compared to $25,838,000 at September 30, 2002 and $22,633,000 at June 30, 2003. The increase from September 30, 2002 is attributable to foreign currency effects. The increase from June 30, 2003 results from purchases of inventory for the holiday selling season.

Income Taxes Payable

Income taxes payable were $1,723,000 at September 30, 2003 compared with $6,793,000 at September 30, 2002 and $1,867,000 at June 30, 2003. As discussed below, the reduction from September 30, 2002 reflects the payment of negotiated settlements of tax balances relating to prior years with the Canadian tax authorities.

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

The Company has one remaining issue in dispute with the Internal Revenue Service (“IRS”) in the United States. The Company disagrees with the position of the IRS on this issue and, on the advice of legal counsel, believes it has meritorious arguments in its defense and is in the process of vigorously defending its position. It is management’s determination that no additional provision need be recorded for this matter. However, should the IRS prevail in its position, the Company could potentially have an additional liability of $2,300,000.

Liquidity and Capital Resources

Cash flows from operating activities during the three-month period ended September 30, 2003 consumed $2,584,000 in cash, compared with $8,752,000 in cash during the comparable quarter last year. This reduction was due primarily to changes in working capital requirements and an increase in net income, adjusted for non-cash items. In the three months ended September 30, 2003, changes in working capital consumed $6,373,000 in cash compared with $12,086,000 in the comparable prior year period. This reduction is due primarily to the effects of lower inventory levels, partially offset by an increase in accounts receivable. See “Inventories” and “Accounts Receivable.” Net income, adjusted for non-cash items, generated $3,789,000 in cash during the quarter, compared with $3,334,000 a year ago.

Cash flow from investing activities consumed $2,333,000 and $1,347,000 in cash during the three months ended September 30, 2003, and 2002 respectively, as the effects of routine additions to property and equipment were partially offset by the proceeds from the sale of property and equipment and from other investing activities.

During the three-month period ended September 30, 2003, cash flow from financing activities generated $4,738,000 in cash, including cash generated from short-term borrowings and from the issuance of common stock to employee plans. During the three-month period ended September 30, 2002, cash flow from financing activities generated $1,784,000 in cash, as cash generated from short-term borrowings and from the issuance of common stock to employee plans was partially offset by cash used in purchasing the Company’s common stock.

The Company’s principal sources of liquidity are its cash and short-term investments, its cash flow from operations and its banking facilities.

In December 2002 the Company’s Canadian subsidiary entered into a new credit facility (the “Credit Facility”) in the amount of C$85,000,000 (approximately $62,994,000 at September 30, 2003 exchange rates) with a major Canadian bank, replacing its existing asset-backed facility which had been in place since December 1997. The Credit Facility consists of two revolving renewable facilities and a five-year non-revolving term facility.

The first one-year renewable revolving facility is for C$30,000,000 (approximately $22,233,000 at September 30, 2003 rates of exchange.) This facility is intended for normal working capital requirements and is available throughout the year. The Credit Facility, as amended on September 15, 2003, provides that the amount that can be used for letters of credit is limited to C$5,000,000 during fiscal year 2003 (approximately $3,706,000 at September 30, 2003 rates of exchange), increasing to C$14,000,000 and C$17,000,000 during fiscal years 2004 and 2005, respectively. Further increases of C$2,000,000 each are contemplated for fiscal years 2006 and 2007.

The second one-year renewable revolving facility is for C$45,000,000 (approximately $33,350,000 at September 30, 2003 rates of exchange) This facility is for seasonal working capital requirements and is available only during the annual period of September 1 to January 31. This facility cannot be used for letters of credit and must be repaid in full each January 31.

Advances under these revolving facilities are limited to a borrowing base calculation tied to the Company’s accounts receivable and inventories. At September 30, 2003, C$5,992,000 (approximately $4,440,000 at September 30, 2003 rates of exchange) was outstanding under the first facility and C$8,399,000 (approximately $6,224,000 at September 30, 2003 rates of exchange) was committed in support of letters of credit. At September 30, 2003, C$54,000,000 (approximately $40,000,000 at September 30, 2003 rates of exchange) was available for use under these facilities.

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

The Credit Facility also includes a five-year non-revolving term facility in the amount of C$10,000,000 (approximately $7,411,000 at September 30, 2003 rates of exchange). This facility is intended for capital expenditures or the repurchase of the Company’s common stock. In December 2002, the Company drew down on this facility in full to finance the seventh share repurchase program announced in October 2002. Consequently, at September 30, 2003 C$10,000,000 (approximately $7,411,000 at September 30, 2003 rates of exchange) was outstanding under this facility. A repayment of C$2,000,000 (approximately $1,482,000 at September 30, 2003 rates of exchange) is due December 17, 2003. Further repayments of C$2,000,000 are due on December 17, 2004 through December 17, 2007, inclusive.

The Credit Facility requires that the Company remain in compliance with certain financial ratios including the current ratio, fixed charge coverage ratio, tangible net worth and total adjusted debt to tangible net worth. The Company was in compliance with all these covenants at September 30, 2003 and management does not anticipate any difficulty in remaining in compliance with these covenants based on the current forecast for fiscal year 2004. Borrowing rates under the facility range from Canadian prime plus 0.50% to prime plus 1.5%, based on the Company’s quarterly performance against predetermined fixed charge coverage ratios. Using the same criteria, the Company may borrow at Canadian bankers’ acceptance and LIBOR rates plus from 1.50% to 2.5%. Letters of credit are charged at rates ranging from 1.5% per annum to 2.5% per annum, using the same performance criteria. Using the same fixed charge coverage test, a standby fee of 0.25% to 0.50% is payable on the unused portion of the revolving credit facilities at that time.

Security granted by InterTAN Canada Ltd. to secure its obligations under the Credit Facility include a demand debenture with a face value of C$125,000,000 (approximately $92,638,000 at September 30, 2003 rates of exchange), general security agreement, charge/mortgage on real property owned by it and a general assignment of accounts receivable. The obligations of InterTAN Canada Ltd. are further secured by a guarantee issued by InterTAN, Inc. of all future indebtedness, liability and obligations now or in the future owing by it to lenders under the Credit Facility.

The cost of establishing the Credit Facility, including professional fees and a loan origination fee were approximately C$1,000,000 (approximately $741,000 at September 30, 2003 rates of exchange). These costs have been allocated between the revolving and non-revolving facilities. Costs aggregating C$290,000 (approximately $215,000 at September 30, 2003 rates of exchange) were allocated to the short-term facilities and the remaining C$710,000 (approximately $527,000 at September 30, 2003 rate of exchange) were allocated to the long-term facility. These costs will be amortized over the terms of the respective facilities.

The Company’s primary uses of liquidity during fiscal year 2004 will include the funding of capital expenditures, the build up of inventories for the 2003 holiday selling season, funding the repurchase of common stock and payments in settlement of tax issues. Management estimates that capital expenditures in Canada during the remainder of fiscal 2004 will approximate $6,000,000. These expenditures relate primarily to investments in store assets, including new stores, renovating and relocating existing stores and store fixtures and equipment and enhancements to management information systems. In July 2003, the Company announced approval of an eighth stock repurchase program under which management is authorized, subject to market conditions, to purchase up to 1,025,000 shares of the Company’s common stock. No shares were acquired during the three-month period ended September 30, 2003. While purchases under this program will depend on market conditions, management estimates that the program could require up to $11,000,000 in cash during fiscal year 2004. Management estimates that at September 30, 2003, the liability to settle all of the Company’s outstanding Canadian tax issues was approximately $2,500,000 and that this amount will likely be paid during fiscal year 2004. See “Income Taxes Payable”. The Company also estimates that bank borrowing at the mid range of the credit limits under its revolving facilities will be required to finance the seasonal build up of inventories. Such borrowings will peak in November and management estimates that the seasonal revolving line will be paid down in full, as required, by the end of the January.

Management believes that the Company’s cash and short-term investments on hand and its cash flow from operations combined with its banking facilities and the Bond will provide the Company with sufficient liquidity to meet its planned requirements through fiscal year 2004.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of market risks arising primarily from the impact of foreign currency fluctuations as they relate to its investment, debt and activities in Canada and from the impact of changes in interest rates on its short-term credit facilities.

Foreign currency fluctuations

The Company’s activities are carried on in Canada. The Company is exposed to foreign currency risks in three broad areas:

•	Its inventory purchases;

•	Translation of its financial results; and

•	Its net investment in Canada.

Inventory purchases

In fiscal year 2003, approximately 20% of RadioShack Canada’s purchases were from vendors requiring payment in U.S. dollars. Accordingly, there is risk that the value of the Canadian dollar could fluctuate relative to the U.S. dollar from the date the goods are ordered and the invoice amount becomes payable.

Management monitors the foreign exchange risk associated with its U.S. dollar open orders on a regular basis by reviewing the amount of such open orders, exchange rates, including forecasts from major financial institutions, local news and other economic factors. Based on this input, management decides whether or not to mitigate the exchange risk of a portion of those orders in advance of delivery by purchasing forward exchange rate contracts to be settled on or near the estimated date of inventory delivery. For financial reporting purposes, the Company is not able to designate these contracts as hedges. No forward exchange contracts were outstanding at September 30, 2003. At September 30, 2003, U.S. dollar purchase orders totaled approximately $24,725,000 (approximately C$33,363,000 at the September 30. 2003 exchange rate). Consequently, a 10% decline in the value of the Canadian dollar would result in an increase in product cost of about C$3,336,000. The incremental cost of such a decline in currency values, if incurred, would be reflected in higher cost of sales in future periods. In these circumstances, management may take product-pricing action, where appropriate.

Translation of financial results

The functional currency of the Company’s operating entities in Canada is the Canadian dollar. However, the reporting currency of the Company on a consolidated basis is the U.S. dollar. Consequently, fluctuations in the value of the Canadian dollar have a direct effect on reported consolidated results. It is not possible for management to effectively hedge against the possible impact of this risk. Had the average value of the Canadian dollar been 10% lower during the first quarter of fiscal year 2003, sales and operating income would have been reduced by approximately $10,646,000 and $349,000, respectively.

Net investment in Canada

The Company’s net investment in Canada is recorded in U.S. dollars at the respective period-end rates. Changes in these rates will have a direct effect on the carrying value of this investment. The cumulative effect of such currency fluctuations is recorded in stockholders’ equity in accumulated other comprehensive loss. The Company’s net investment in Canada at September 30, 2003 was $101,048,000. If the Canadian dollar were to lose 10% of its value against the U.S. dollar, other comprehensive loss would increase by $10,105,000. The Company currently has no plans to hedge its investment in Canada.

Short-term interest rates

The Company’s credit facilities consist of two revolving renewable facilities and a five-year non-revolving term facility. These banking arrangements, which are used primarily to finance inventory purchases and the Company’s stock repurchase program, provide for interest on any short-term and long-term borrowings at rates determined with reference to the local “prime” or “base rates”. These rates are, therefore, subject to change for a variety of reasons that are beyond the Company’s control. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” which is incorporated herein by reference. During the first quarter of fiscal year 2004, average borrowings under these credit facilities were approximately C$11,121,000 (approximately $8,240,000 at September 30, 2003 rates of exchange) and interest paid on such advances was approximately $156,000. Interest on these borrowings was payable at the Canadian prime rate plus 0.50% to 1.50% and Canadian banker’s acceptance rates plus 1.50% to 2.50%. Had the borrowing rate been 10% higher, management estimates that interest expense for the quarter would have increased by approximately $15,600. It has not been the Company’s policy to hedge against the risk presented by possible fluctuations in short-term interest rates.

ITEM 4 – CONTROLS AND PROCEDURES

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

The various matters discussed in Notes 9 and 11 to the Company’s Consolidated Financial Statements on page 13 and 14 of this Form 10-Q are incorporated herein by reference.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were put to a vote of the Company’s stockholders during the three-month period ended September 30, 2003.

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits Required by Item 601 of Regulation S-K:

Exhibit No.	Description

3(a)	Restated Certificate of Incorporation (Filed as Exhibit 3(a) to InterTAN’s Registration Statement on Form 10 and incorporated herein by reference).

3(a)(i)	Certificate of Amendment of Restated Certificate of Incorporation (Filed as Exhibit 3(a)(i) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

3(a)(ii)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (Filed as Exhibit 3(a)(i) to InterTAN’s Registration Statement on Form 10 and incorporated herein by reference).

3(b)	Bylaws (Filed on Exhibit 3(b) to InterTAN’s Registration Statement on Form 10 and incorporated herein by reference).

3(b)(i)	Amendments to Bylaws through August 3, 1990 (Filed as Exhibit 3(b)(i) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1990 and incorporated herein by reference).

3(b)(ii)	Amendments to Bylaws through May 15, 1995 (Filed as Exhibit 3(b)(ii) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

3(b)(iii)	Amended and Restated Bylaws (filed as Exhibit 3(b)(iii) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1996 and incorporated herein by reference).

4(a)	Articles Fifth and Tenth of the Restated Certificate of Incorporation (included in Exhibit 3 (a)).

4(b)	Rights Agreement between InterTAN, Inc. and Bank Boston, NA (filed as Exhibit 4 to the company’s Form 8-A filed on September 17, 1999 and incorporated herein by reference).

*10(a)	First amendment to the Credit Agreement made as of September 15, 2003 among InterTAN Canada Ltd., The Bank of Nova Scotia in its capacity as Administrative Agent and The Bank of Nova Scotia in its capacity as Lender.

* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

* 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

b)	Reports on Form 8-K:

A report on Form 8-K was filed on August 20, 2003 in which the Company reported that a press release had been issued dated August 14, 2003, reporting the Company’s results of operations, financial position and cash flows for the three months and twelve months ended June 30, 2003. The press release, including the Company’s consolidated statement of operations, consolidated balance sheets and consolidated statements of cash flows, was attached as an Exhibit.

A report on Form 8-K was filed on August 25, 2003, in which the Company reported that on August 18, 2003, the Company had held a telephonic conference call to discuss and answer questions concerning its fourth quarter and full year results for the fiscal year ended June 30, 2003, and other matters. The results and other matters had been the subject of a press release dated August 14, 2003, as noted above. A transcript of the conference call was attached as an Exhibit.

A report on Form 8-K was filed on October 9, 2003, in which the Company reported that on that date the Company had issued a press release reporting its sales for the month of September 2003 and for the three-month period then ended. A copy of the press release was attached as an Exhibit.

A report on Form 8-K was filed on October 24, 2003 in which the Company reported that a press release had been issued dated October 24, 2003, reporting the Company’s results of operations, financial position and cash flows for the three months ended September 30, 2003. The press release, including the Company’s consolidated statement of operations, consolidated balance sheets and consolidated statements of cash flows, was attached as an Exhibit. The Form 8-K also reported that on October 24, 2003 InterTAN, Inc. and Liberation Investments jointly issued a press release concerning the resolution of a proxy contest. A copy of the joint press release was attached as an Exhibit.

A report on Form 8-K was filed on October 27, 2003, in which the Company reported that on October 24, 2003, the Company had held a telephonic conference call to discuss and answer questions concerning its first quarter fiscal year 2004 and other matters, including the resolution of a proxy contest. The results and other matters were the subject of two press release dated October 24, 2003 and were also the subject of a Form 8-K filing dated October 24, 2003, as noted above. A transcript of the conference call was attached as an Exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERTAN, INC. (Registrant)

Date: November 7, 2003	By:	/s/ JAMES P. MADDOX

James P. Maddox Vice-President and Chief Financial Officer (Principal Accounting Officer)

	By:	/s/ BRIAN E. LEVY

Brian E. Levy President and Chief Executive Officer (Authorized Officer)

InterTAN, Inc.

Form 10Q – Period Ended September 30, 2003

Index to Exhibits

Exhibit No.	Description

3(a)	Restated Certificate of Incorporation (Filed as Exhibit 3(a) to InterTAN’s Registration Statement on Form 10 and incorporated herein by reference).

3(a)(i)	Certificate of Amendment of Restated Certificate of Incorporation (Filed as Exhibit 3(a)(i) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

3(a)(ii)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (Filed as Exhibit 3(a)(i) to InterTAN’s Registration Statement on Form 10 and incorporated herein by reference).

3(b)	Bylaws (Filed on Exhibit 3(b) to InterTAN’s Registration Statement on Form 10 and incorporated herein by reference).

3(b)(i)	Amendments to Bylaws through August 3, 1990 (Filed as Exhibit 3(b)(i) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1990 and incorporated herein by reference).

3(b)(ii)	Amendments to Bylaws through May 15, 1995 (Filed as Exhibit 3(b)(ii) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

3(b)(iii)	Amended and Restated Bylaws (filed as Exhibit 3(b)(iii) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1996 and incorporated herein by reference).

4(a)	Articles Fifth and Tenth of the Restated Certificate of Incorporation (included in Exhibit 3(a)).

4(b)	Rights Agreement between InterTAN, Inc. and Bank Boston, NA (filed as Exhibit 4 to the company’s Form 8-A filed on September 17, 1999 and incorporated herein by reference)

*10(a)	First Amendment to the Credit Agreement made as of September 15, 2003 among InterTAN Canada Ltd., The Bank of Nova Scotia in its Capacity as Administrative Agent and the Bank of Nova Scotia in its capacity as Lender.

* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

*32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith