Form 10-Q
period 2003-12-31
INTERTAN INC
filed 2004-02-06
CIK 803227

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2003

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission file number 1-10062

InterTAN, Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-2130875
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

279 Bayview Drive Barrie, Ontario Canada	L4M 4W5
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (705) 728-6242

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

At January 31, 2004, 20,211,214 shares of the registrant’s common stock, par value $1.00 per share, were outstanding.

INTRODUCTORY NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this Report on form 10-Q constitute forward-looking statements that involve risks and uncertainties. The forward-looking statements include statements regarding:

•	The resolution of the Company’s dispute with the purchaser of its former subsidiary in Australia;

•	The outcome of various Australian, Canadian and United States income tax issues and the timing of the payment of related tax liabilities;

•	Estimates of future foreign exchange rates;

•	Management’s estimates of future sales growth and gross margin and selling, general and administrative expense percentages;

•	Future levels of interest income and expense and income taxes;

•	The adequacy of the Company’s liquidity and its short-term borrowing requirements;

•	The adequacy of the indemnity obtained from the purchaser of the Company’s former subsidiary in the United Kingdom;

•	Possible payments under indemnities provided to the purchaser of InterTAN Australia Ltd.;

•	Forecasted capital expenditures for the fiscal period ending March 31, 2004;

•	Estimates of cash required to fund the repurchase of common stock; and

•	The intended change of the Company’s domicile to Canada and its conversion to an income trust.

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

ITEM 1 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Operations

(U.S. dollars in thousands, except per share amounts)

(Unaudited)

	Three months ended December 31		Six months ended December 31
	2003	2002	2003	2002
Net sales and operating revenues	$171,284	$137,381	$277,743	$230,284
Other income (loss)	5	(19)	(28)	(8)

	171,289	137,362	277,715	230,276
Operating costs and expenses:
Cost of products sold	98,783	82,379	163,188	138,907
Selling, general and administrative expenses	50,330	38,819	86,930	70,035
Depreciation	1,991	1,669	3,923	3,310

	151,104	122,867	254,041	212,252

Operating income	20,185	14,495	23,674	18,024
Foreign currency transaction gains (losses)	(183)	(3)	(236)	168
Interest income	51	63	100	159
Interest expense	(315)	(384)	(502)	(582)

Income before income taxes and cumulative effect of accounting change	19,738	14,171	23,036	17,769
Income taxes	10,847	6,174	12,664	7,837

Income before cumulative effect of accounting change	8,891	7,997	10,372	9,932
Cumulative effect of accounting change for vendor allowances, net of income taxes of $388 (Note 2)	—	—	—	(580)

Net income	$8,891	$7,997	$10,372	$9,352

Basic net income per average common share
Before cumulative effect of accounting change	$0.43	$0.38	$0.50	$0.47
Cumulative effect of accounting change	—	—	—	(0.03)

Basic net income per average common share	$0.43	$0.38	$0.50	$0.44

Diluted net income per average common share
Before cumulative effect of accounting change	$0.43	$0.37	$0.50	$0.47
Cumulative effect of accounting change	—	—	—	(0.03)

Diluted net income per average common share	$0.43	$0.37	$0.50	$0.44

Average common shares outstanding	20,469	21,192	20,546	21,275
Average common shares outstanding assuming dilution	20,819	21,361	20,871	21,487

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

(U.S. dollars in thousands, except share amounts)

(Unaudited)

	December 31 2003	June 30 2003	December 31 2002
Assets
Current Assets
Cash and short-term investments	$38,528	$10,322	$15,277
Accounts receivable, less allowance for doubtful accounts	36,047	16,275	25,523
Inventories	94,068	92,433	87,574
Deferred service contract costs - current portion (Note 10)	1,551	1,368	1,177
Prepaids, deposits and other current assets	1,785	5,301	1,385
Deferred income taxes	1,358	1,306	1,325

Total current assets	173,337	127,005	132,261
Property and equipment, less accumulated depreciation	35,697	33,537	28,637
Deferred service contract costs - non-current portion (Note 10)	1,351	1,071	913
Other assets	655	761	681
Deferred income taxes	4,110	3,955	3,461

Total Assets	$215,150	$166,329	$165,953

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term bank borrowings (Note 5)	$4,677	$—	$—
Accounts payable	31,665	22,633	26,894
Accrued expenses	30,130	15,290	24,763
Income taxes payable (Note 9)	10,387	1,867	2,203
Long-term bank indebtedness - current portion (Note 5)	1,543	1,484	1,272
Obligation under capital leases - current portion	275	216	168
Deferred service contract revenue - current portion (Note 10)	9,867	8,809	7,599
Deferred income taxes	286	400	—

Total current liabilities	88,830	50,699	62,899
Long-term bank indebtedness - non-current portion (Note 5)	4,628	5,937	5,088
Obligation under capital leases - non-current portion	550	432	340
Deferred service contract revenue - non current portion (Note 10)	8,311	6,917	6,305
Other liabilities	5,110	4,847	4,340

Total liabilities	107,429	68,832	78,972

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized, none issued or outstanding	—	—	—
Common stock, $1 par value, 40,000,000 shares authorized, 32,625,174, 32,453,259 and 32,255,307, respectively, issued	32,625	32,453	32,255
Additional paid-in capital	160,997	159,776	158,799
Common stock in treasury, at cost, 12,443,493, 11,857,093 and 11,386,093 shares, respectively	(129,476)	(123,760)	(120,655)
Retained earnings	45,403	35,031	36,672
Accumulated other comprehensive loss	(1,828)	(6,003)	(20,090)

Total stockholders’ equity	107,721	97,497	86,981

Commitments and contingencies (See Notes 9 and 11)
Total Liabilities and Stockholders’ Equity	$215,150	$166,329	$165,953

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

(Unaudited)

	Six months ended December 31
	2003	2002
Cash flows from operating activities:
Net income	$10,372	$9,352
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	3,923	3,310
Deferred income taxes	(113)	—
Stock-based compensation	561	594
Other	65	34
Cash provided by (used in) assets and liabilities:
Accounts receivable	(18,630)	(13,052)
Inventories	1,999	(8,880)
Other current assets	3,558	(156)
Accounts payable	7,879	14,614
Accrued expenses	13,739	5,647
Income taxes payable	8,297	(5,907)
Deferred service contract revenue	1,772	1,042
Deferred service contract costs	(451)	(29)

Net cash provided by operating activities	32,971	6,569

Cash flows from investing activities:
Additions to property and equipment	(4,341)	(3,123)
Proceeds from sales of property and equipment	11	57
Other investing activities	286	(293)

Net cash used in investing activities	(4,044)	(3,359)

Cash flows from financing activities:
Short-term bank borrowings	17,322	35,167
Repayments of short-term bank borrowings	(12,803)	(35,425)
Long-term bank indebtedness	—	6,382
Repayments of long-term bank indebtedness	(1,502)	—
Proceeds from issuance of common stock to employee plans	650	642
Proceeds from exercise of stock options	182	43
Repayment of obligation under capital leases	(119)	(21)
Purchase of treasury stock	(5,715)	(9,128)

Net cash used in financing activities	(1,985)	(2,340)

Effect of exchange rate changes on cash	1,264	(292)

Net increase in cash and short-term investments	28,206	578
Cash and short-term investments, beginning of period	10,322	14,699

Cash and short-term investments, end of period	$38,528	$15,277

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 Basis of Financial Statements

The fiscal year end of the Company has been June 30. On December 5, 2003, the Board of Directors approved a change in fiscal year end from June 30 to March 31 to better reflect the Company’s operational business cycle. Accordingly, the current fiscal period of the Company will only include nine months and will end March 31, 2004. Hereinafter the nine-month period ending March 31, 2004 will be referred to as “the 2004 fiscal period”.

The accompanying consolidated unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, “Interim Financial Statements”, and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements have been prepared in conformity with accounting principles and practices (including consolidation practices) as reflected in InterTAN, Inc.’s (“InterTAN” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2003, and, in the opinion of the Company, include all adjustments necessary for a fair presentation of the Company’s financial position as of December 31, 2003 and 2002 and the results of its operations for the three and six months ended December 31, 2003 and 2002 and its cash flows for the six months ended December 31, 2003 and 2002. Such adjustments are of a normal and recurring nature. Operating results for the three and six months ended December 31, 2003 are not necessarily indicative of the results that can be expected for the fiscal period ending March 31, 2004. These are interim financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in an entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 did not have a material impact on the Company’s consolidated financial statements as it does not currently have any interests in any variable interest entities. FIN 46 was amended in December 2003 (“FIN46R”). The provisions of FIN46R must be applied for the first interim or annual period ending after March 15, 2004. Management does not anticipate that the adoption of FIN46R will have a material impact on the Company’s consolidated financial statements.

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

Because the Company uses the intrinsic value method of accounting for compensation expense related to stock options granted to employees and directors and because, with the exception of certain options granted to directors during fiscal year 1999, the exercise price of the stock options granted is equal to the market price of the common stock on the date of the grant, compensation expense has typically not been recognized upon the grant of stock options. Had the Company adopted the fair value method of recognizing stock-based compensation, the estimated fair value of the options granted would have been amortized to compensation expense over the vesting period. Pro forma information is presented below for the three and six months ended December 31, 2003 and 2002 as if the Company had adopted the fair value method.

	Three months ended December 31		Six months ended December 31
(U.S. dollars, in thousands, except per share amounts)	2003	2002	2003	2002
Net income as reported	$8,891	$7,997	$10,372	$9,352
Stock-based compensation expense included in reported net income, net of related tax effects	—	17	—	57
Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(279)	(244)	(446)	(560)

Pro forma net income	$8,612	$7,770	$9,926	$8,849

Basic net income per common share, as reported	$0.43	$0.38	$0.50	$0.44
Basic net income per common share, pro forma	$0.42	$0.37	$0.48	$0.42
Diluted net income per common share, as reported	$0.43	$0.37	$0.50	$0.44
Diluted net income per common share, pro forma	$0.41	$0.36	$0.48	$0.41

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

Basic and diluted net income per average common share and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is set out below:

	Three months ended December 31
	2003			2002
(U.S. dollars in thousands, except for per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Income before cumulative effect of accounting change	$8,891			$7,997

Basic EPS
Income available to common stockholders	$8,891	20,469	$0.43	$7,997	21,192	$0.38

Effect of Dilutive Securities
Stock options	—	350		—	169

Diluted EPS
Income available to common stockholders including assumed conversions	$8,891	20,819	$0.43	$7,997	21,361	$0.37

	Six months ended December 31
	2003			2002
(U.S. dollars in thousands, except for per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Income before cumulative effect of accounting change	$10,372			$9,932

Basic EPS
Income available to common stockholders	$10,372	20,546	$0.50	$9,932	21,275	$0.47

Effect of Dilutive Securities
Stock options	—	325		—	212

Diluted EPS
Income available to common stockholders including assumed conversions	$10,372	20,871	$0.50	$9,932	21,487	$0.47

At December 31, 2003 and 2002, the Company’s directors and employees held options to purchase 1,127,441 and 980,187 common shares, respectively, at prices ranging from $2.4792 to $11.875. During the three months ended December 31, 2003 and 2002, all but 357,589 and 650,269 of such options were considered in calculating diluted EPS. These options were excluded because the option exercise price was greater than the average market price of the Company’s common stock during such periods. The dilutive effect of these options in future periods will depend on the average price of the Company’s common stock during such periods.

Note 5 Bank Debt

In December 2002 the Company’s Canadian subsidiary entered into a new credit facility (the “Credit Facility”) in the amount of C$85,000,000 (Approximately $65,569,000 at December 31, 2003 exchange rates) with a major Canadian bank, replacing its existing asset-backed facility which had been in place since December 1997. The Credit Facility consists of two revolving renewable facilities and a five-year non-revolving term facility.

The first one-year renewable revolving facility is for C$30,000,000 (approximately $23,142,000 at December 31, 2003 rates of exchange.) This facility is intended for normal working capital requirements and is available throughout the year. The Credit Facility, as amended on September 15, 2003, provides that the amount that can be used for letters of credit is limited to C$5,000,000 during fiscal year 2003 (approximately $3,857,000 at December 31, 2003 rates of exchange), increasing to C$14,000,000 and C$17,000,000 during fiscal years 2004 and 2005, respectively. Further increases of C$2,000,000 each are contemplated for fiscal years 2006 and 2007.

The second one-year renewable revolving facility is for C$45,000,000 (approximately $34,713,000 at December 31, 2003 rates of exchange) This facility is for seasonal working capital requirements and is available only during the annual period of September 1 to January 31. This facility cannot be used for letters of credit and must be repaid in full each January 31.

Advances under these revolving facilities are limited to a borrowing base calculation tied to the Company’s accounts receivable and inventories. At December 31, 2003, no amounts were outstanding under either facility. The short-term bank borrowings of $4,677,000 at December 31, 2003 represent a book overdraft due to outstanding cheques. At December 31, 2003, C$3,035,000 (approximately $2,341,000 at December 31, 2003 rates of exchange) was committed in support of letters of credit. At December 31, 2003, C$41,965,000 (approximately $32,372,000 at December 31, 2003 rates of exchange) was available for use under these facilities.

The Credit Facility also includes a five-year non-revolving term facility in the amount of C$10,000,000 (approximately $7,714,000 at December 31, 2003 rates of exchange). This facility is intended for capital expenditures or the repurchase of the Company’s common stock. In December 2002, the Company drew down on this facility in full to finance the seventh share repurchase program announced in October 2002. At December 31, 2003 C$8,000,000 (approximately $6,171,000 at December 31, 2003 rates of exchange) was outstanding under this facility. A repayment of C$2,000,000 (approximately $1,543,000 at December 31, 2003 rates of exchange) was made on December 15, 2003. Further repayments of C$2,000,000 are due on December 17, 2004 through December 17, 2007, inclusive.

The Credit Facility requires that the Company remain in compliance with certain financial ratios including the current ratio, fixed charge coverage ratio, tangible net worth and total adjusted debt to tangible net worth. The Company was in compliance with all these covenants at December 31, 2003. Borrowing rates under the facility range from Canadian prime plus 0.50% to prime plus 1.5%, based on the Company’s quarterly performance against predetermined fixed charge coverage ratios. Using the same criteria, the Company may borrow at Canadian bankers’ acceptance and LIBOR rates plus from 1.50% to 2.5%. Letters of credit are charged at rates ranging from 1.5% per annum to 2.5% per annum, using the same performance criteria. Using the same fixed charge coverage test, a standby fee of 0.25% to 0.50% is payable on the unused portion of the revolving credit facilities at that time. The weighted average interest rate paid by the Company under its credit facility for the quarter was 7.44%.

Security granted by InterTAN Canada Ltd. to secure its obligations under the Credit Facility include a demand debenture with a face value of C$125,000,000 (approximately $96,425,000 at December 31, 2003 rates of exchange), general security agreement, charge/mortgage on real property owned by it and a general assignment of accounts receivable. The obligations of InterTAN Canada Ltd. are further secured by a guarantee issued by InterTAN, Inc. of all future indebtedness, liability and obligations now or in the future owing by it to lenders under the Credit Facility.

The cost of establishing the Credit Facility, including professional fees and a loan origination fee were approximately C$1,000,000 (approximately $771,000 at December 31, 2003 rates of exchange). These costs have been allocated between the revolving and non-revolving facilities. Costs aggregating C$290,000 (approximately $224,000 at December 31, 2003 rates of exchange) were allocated to the short-term facilities and the remaining C$710,000 (approximately $548,000 at December 31, 2003 rate of exchange) were allocated to the long-term facility. These costs will be amortized over the terms of the respective facilities.

Note 6 Restructuring Charge

During fiscal year 2002, the Company recorded restructuring charges aggregating $2,912,000, representing the cost of streamlining the Company’s Corporate Office and integrating it with InterTAN’s operating subsidiary, InterTAN Canada Ltd., and of reorganizing the merchandising and marketing groups.

The following is a summary of activity within the restructuring reserve during the six months ended December 31, 2003:

(U.S. dollars in thousands)	Balance June 30 2003	Paid	Balance December 31 2003
Retirement, severance and other compensation costs	$1,353	$118	$1,235

The remaining balance will be paid on a monthly basis through December 2011.

Note 7 Treasury Stock Repurchase Program

By June 30, 2003, the Company had completed seven previously announced share repurchase programs. In total, under all seven plans, 11,736,250 shares had been acquired by June 30, 2003 for total consideration of $122,278,904, or approximately $10.42 per share. On April 22, 2003 the Company announced an eighth stock repurchase program under which management is authorized, subject to regulatory approval and market conditions, to purchase up to 1,025,000 additional shares, approximately 5% of the Company’s common shares then outstanding. Regulatory approval to proceed with this plan was received in July 2003. During the second quarter of fiscal year 2004, 586,400 shares were acquired under the eighth plan at an aggregate cost of $5,715,437, or approximately $9.75 per share.

Note 8 Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income includes net income and the net change in foreign currency translation effects. The comprehensive income for the three months ended December 31, 2003 and 2002 was $13,127,000 and $8,697,000, respectively. For the six months ended December 31, 2003 and 2002, comprehensive income was $14,547,000 and $6,384,000, respectively.

Note 9 Income Taxes

The provision for domestic and foreign income taxes for the three and six months ended December 31, 2003 was $10,847,000 and $12,664,000, respectively, representing Canadian income tax on the profits of the Company’s Canadian subsidiary as well as $2,400,000 in United States taxes, representing management’s estimate of the tax owing as a result of the conclusion of a long outstanding dispute with the Internal Revenue Service. The Company, on the advice of counsel, had believed that the chances of a favorable outcome on this matter were good and accordingly, no loss provision had been previously recorded. In January 2004, the Company was advised that the United States Tax Court had issued a judgment in favor of the Internal Revenue Service. The Company intends to appeal the Tax Court decision. For the three and six months ended December 31, 2002, the provision was $6,174,000 and $7,837,000, respectively.

During fiscal years 1999 and 2001, the Company reached agreements with the Canadian tax authorities, settling substantially all of its remaining outstanding Canadian tax issues. In October 2002, a payment of approximately $7,300,000 was made in satisfaction of a significant portion of these issues. Management estimates that its liability with respect to the remaining issues is approximately $2,725,000. Management further believes that it has a provision recorded sufficient to pay the estimated liability resulting from these issues; however, the amount ultimately paid could differ from management’s estimate.

Note 10 Product Warranties

Products sold in the Company’s stores typically carry a one-year warranty covered by the product manufacturer. Accordingly, the Company does not provide for the expected warranty costs. The Company also offers extended warranty plans to its customers. These contracts extend the warranty period beyond the original warranty period provided by the manufacturer and provide enhanced benefits. The term of these contracts, including the original warranty period, is typically three years. As the Company is the primary obligor on these contracts, all revenue on the sale of extended warranty plans is deferred and is amortized on a straight-line basis, over the term of the contract. The Company has certain recourse for a portion of the obligation against the manufacturer during the one-year warranty period covered by such manufacturer. The Company pays its sales associates a specific commission on the sale of extended warranty plans. These costs are also deferred and expensed ratably over the term of the contracts. The following is a summary of the activity in the deferred revenue and deferred charge accounts during the three and six months ended December 31, 2003:

	Three months ended December 31, 2003
(U.S. dollars, in thousands)	Balance September 30 2003	Additions	Amortized to Income	Foreign Currency Effects	Balance December 31 2003
Deferred revenue	$16,003	$4,290	$(2,810)	$695	$18,178
Deferred costs	(2,482)	(760)	445	(105)	$(2,902)

	$13,521	$3,530	$(2,365)	$590	$15,276

	Six months ended December 31, 2003
(U.S. dollars, in thousands)	Balance June 30 2003	Additions	Amortized to Income	Foreign Currency Effects	Balance December 31 2003
Deferred revenue	$15,726	$7,213	$(5,439)	$678	$18,178
Deferred costs	(2,439)	(1,223)	862	$(102)	$(2,902)

	$13,287	$5,990	$(4,577)	$576	$15,276

Note 11 Commitments and Contingencies

In connection with the sale of its former United Kingdom subsidiary during fiscal year 1999, the Company remains contingently liable as guarantor of certain leases of InterTAN U.K. Limited. At December 31, 2003 the remaining lease obligation assumed by the purchaser and guaranteed by the Company was approximately $14,000,000 and the average remaining life of such leases was approximately 4 years. If the purchaser were to default on the lease obligations, management believes the Company could reduce the exposure through assignment, subletting and other means. The Company has obtained an indemnity from the purchaser for an amount equal to management’s best estimate of the Company’s potential exposure under these guarantees. At December 31, 2003, the amount of this indemnity was approximately £4,000,000 (approximately $7,144,000 at December 31, 2003 exchange rates.) The amount of this indemnity declines over time as the Company’s risk diminishes. It was reduced to £3,000,000 (approximately $5,358,000 at December 31, 2003 exchange rates) in

January 2004 and will be reduced by a further £1,000,000 each succeeding January, until it is reduced to zero in January 2007.

In April 2001, the Company sold its Australian subsidiary. The gain on disposal reported in fiscal year 2001 was based on management’s calculation of certain adjustments to be paid following completion of the sale. The purchaser has advised the Company that it disagrees with management’s calculation of those adjustments and has commenced legal action in support of its claim. Management believes that its calculation of the adjustments is appropriate and that there are strong arguments against the position adopted by the purchaser. The Company is in the process of vigorously defending its position. Should the purchaser prevail in this dispute, the Company would have an additional liability of approximately $3,126,000 at December 31, 2003 rates of exchange.

Management believes there are authoritative arguments in support of the position that the gain on the sale of the Australian subsidiary is exempt from Australian capital gains tax by virtue of the tax treaty between the United States and Australia, and, accordingly, no Australian tax was recorded with respect to the sale. However, there can be no assurance that the Australian tax authorities will not challenge this position. If Australian tax were to apply to the gain on sale, the Company would have an additional liability of approximately $10,445,000, at December 31, 2003 rates of exchange, which the Company would vigorously dispute.

Apart from these matters and the issues discussed in Note 9, there are no pending proceedings or claims, other than immaterial routine matters incidental to the Company’s business, to which the Company or any of its subsidiaries is a party, or to which any of its property is subject.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

InterTAN is engaged in the sale of consumer electronics products primarily through company-operated retail stores and dealer outlets in Canada. The Company’s retail operations are conducted through a wholly owned subsidiary, InterTAN Canada Ltd., which operates in Canada under the trade names “RadioShack” and “Battery Plus”. The Company previously also had retail and dealer outlets in Australia. The “RadioShack” trade name is used under license from RadioShack Corporation (“RadioShack U.S.A.”). In addition, the Company has entered into an agreement in Canada with Rogers Wireless Inc. (“Rogers”) to operate wireless telecommunications stores (“Rogers Wireless Stores”). At December 31, 2003, 84 Rogers Wireless stores were in operation. For a discussion of the Company’s agreement with Rogers, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Sales Outlets” in InterTAN’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003. The Company also acquired selected assets of Battery Plus, a retailer of batteries and other specialty consumer electronics products in April 2002. At December 31, 2003, 35 Battery Plus stores were in operation.

On December 5, 2003, the Board of Directors approved a change in fiscal year end from June 30 to March 31 to better reflect the Company’s operational business cycle. Accordingly, the current fiscal period of the Company for 2004 will only include nine months and will end March 31, 2004. Hereinafter the nine-month period ending March 31, 2004 will be referred to as “the 2004 fiscal period”.

Future Capital Structure

On November 3, 2003, the Company announced that its Board of Directors had authorized management to prepare for a change of the domicile of the Company from Delaware to Canada. Ultimate implementation of this change will be subject to shareholder approval and the Board’s judgment that such a change is in the best interests of the Company having particular regard to legislative and market conditions at the time. When implemented, this transaction, referred to as an inversion, is expected to provide the Company with several advantages over its current structure. Such advantages include:

•	The new Canadian corporation would be incorporated where its operations, revenues, business prospects and management are located.

•	The Board of Directors and management of InterTAN believe a Canadian corporation may be a more attractive investment to a wider range of Canadian investors.

•	The proposed structure may facilitate the acquisition by the corporation of other businesses in Canada as opportunities arise, and therefore make it easier to achieve growth through acquisitions.

•	Certain expenses incurred by InterTAN, the deductibility of which is now unavailable to InterTAN because it has no offsetting income for U.S. tax purposes, could be offset by the new Canadian corporation against the revenue stream generated through its operations in Canada resulting in an annual savings of approximately $1,000,000.

•	The Board of Directors believes a Canadian corporation provides an advantageous platform in connection with any possible transaction in the future wherein the resulting Canadian corporation would be converted into a public investment vehicle known as an income trust, a form of entity with income-yielding securities, if we desire to effect such a conversion. Any such conversion will be subject to market conditions and the determination by the Board that it would be in the best interests of the Company’s shareholders.

It is anticipated that requisite filings with the Securities and Exchange Commission will be made by mid to late February 2004 and that subject to obtaining necessary regulatory and shareholder approvals, the Company could complete the inversion by mid to late May 2004. The costs associated with the transaction are estimated to be approximately $1,500,000, with as much as $880,000 of such amount to be incurred in the final quarter of the 2004 fiscal period.

Restructuring Charge

During fiscal year 2002, the Company recorded a restructuring charge of $2,912,000, representing the cost of streamlining the Company’s Corporate Office and integrating it with InterTAN’s operating subsidiary, InterTAN Canada Ltd., and the restructuring of its merchandising and marketing groups.

The following is a summary of activity within this reserve during the six months ended December 31, 2003:

(U.S. dollars in thousands)	Balance June 30 2003	Paid	Balance December 31 2003
Retirement, severance and other compensation costs	$1,353	$118	$1,235

The remaining balance will be paid on a monthly basis through December 2011.

Foreign Exchange Effects

Profit and loss accounts, including sales, are translated from local currency values to U.S. dollars at monthly average exchange rates. During the second quarter of the 2004 fiscal period, the Canadian dollar was 19.1% stronger against the U.S. dollar relative to the comparable value during the second quarter of the prior year. As a result, the same local currency amounts in Canada translated into more U.S. dollars as compared with the prior year. For example, if local currency sales in Canada in the second quarter of the 2004 fiscal period were the same as those in the second quarter of the prior year, the 2004 fiscal period income statement would reflect a 19.1% increase in sales when reported in U.S. dollars. For the six months ended December 31, 2003, the Canadian dollar was 16.9% stronger against the U.S. dollar than during the comparable period last year.

Sales Outlets

The Company’s sales outlets by type and geographic region is summarized in the following table:

	June 30 2003	Opened	Closed	Dec. 31 2003	Dec. 31 2002
Company-operated	498	15	6	507	489
Rogers Wireless	79	5	—	84	77
Battery Plus	38	—	3	35	44
Dealer	337	10	15	332	358

	952	30	24	958	968

Net Sales and Operating Revenues

Sales for the quarter in U.S. dollars were $171,284,000. In Canadian dollars, this represented a total sales increase of 5% over the prior year. Comparable store sales increased by 2% over the same period last year. This difference is attributable to new stores as, since December 31, 2002 the Company has opened, on a net basis, 18 new company owned RadioShack stores and 7 new Rogers Wireless stores. Sales, measured in U.S. dollars, increased by 25%, reflecting a Canadian dollar that was almost 20% stronger than during the second quarter last year. For the six months ended December 31, 2003, sales in local currency increased by 3% while sales measured in U.S. dollars increased by 21%, reflecting a Canadian dollar that was almost 17% stronger over the same period in the prior year. Comparable store sales for the six months ended December 31, 2003 increased by 1% over the same period last year.

All major product category groups performed well over the quarter with the exception of the home and personal entertainment product group. The computer and digital camera group achieved a sales gain of 14%. The Company’s strategy to revitalize the sales of CPU’s, laptops and accessories continues to be successful and digital cameras continue to perform well. The parts, accessories and seasonal product group posted an 11% sales gain, driven by the sales of the many new gadgets and unique product items the Company has introduced into this product line. In addition, toys also performed well, in part as a result of a more attractive assortment and more effective promotion. Batteries continue to produce steady growth in this category. Sales in the telephone, wireless and communication category increased by 8%, primarily as a result of increased wireless revenue, as the Company continues to place emphasis on the sale of more profitable contract phones. The increase in this product group was partially offset by a reduction in revenue from the sale of prepaid airtime, as the Company and its carrier deemphasized prepaid phones and as prepaid airtime became more readily available in other channels. Sales of home and personal entertainment products declined by 9%, largely as a result of the continued malaise in the home satellite market. In addition, sales of video gaming products also declined sharply as the Company minimized its exposure in the video gaming and software business which has shifted a large part of the risk of obsolescence of these products to retailers. After the sale compensation in the form of residuals and sales-based volume rebates increased by 8.2%.

Gross Profit

The gross profit percentage for the quarter was 42.3%, compared with 40% in the second quarter of fiscal year 2003, an increase of 230 basis points. Gross profit dollars, measured in local currency, increased by $17,499,000 for the quarter. For the six months ended December 31, 2003, gross profit dollars increased by $23,178,000. The following analysis summarizes the components of the changes in gross profit dollars for the second quarter of the 2004 fiscal period and for the six months ended December 31, 2003 with the comparable prior year periods:

(U.S. dollars in thousands)	Quarter	Year to Date

Increase in sales	$3,043	$3,408
Increase in gross margin percentage	3,927	4,344
Foreign currency effects	10,529	15,426

	$17,499	$23,178

The increase in the gross margin percentage is primarily a result of the successful execution of the Company’s merchandising plan, including the impact of the sales of new gadgets and unique product items added to the product line as discussed above. The new products and other assortment changes helped to improve margins across the board. The increase in after the sale compensation, which has no associated product cost, also added to the margin improvement for the quarter, as did the sales gain in the high-margin parts, accessories and seasonal product group.

Selling, General and Administrative Expenses

The following table provides a breakdown of selling, general and administrative expense (“SG&A”) by major category:

	Three months ended December 31				Six months ended December 31
	2003		2002		2003		2002
(U.S. dollars in thousands, except percents)	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales
Payroll	$21,953	12.8	$16,500	12.0	$37,426	13.5	$29,921	13.0
Advertising	9,515	5.6	7,025	5.1	14,192	5.1	11,107	4.8
Rent	6,512	3.8	5,250	3.8	12,190	4.4	10,102	4.4
Taxes (other than income tax)	3,098	1.8	2,295	1.7	6,034	2.2	4,667	2.0
Telephone and utilities	1,129	0.7	983	0.7	2,217	0.8	1,951	0.8
Other	8,123	4.7	6,766	5.0	14,871	5.3	12,287	5.4

	$50,330	29.4	$38,819	28.3	$86,930	31.3	$70,035	30.4

SG&A expenses in U.S. dollars during the three months ended December 31, 2003 increased by $11,511,000 over the comparable quarter last year. This comparison was influenced by the effects of a stronger Canadian dollar. Measured at the same exchange rates, SG&A expense for the quarter increased by $4,307,000 or about 9%. This increase includes $711,000 in professional fees primarily associated with the evaluation and implementation of strategic decisions to enhance shareholder value and the now resolved proxy contest involving board composition. Year to date, SG&A expenses have increased by $16,895,000 over the same period last year. This comparison is also influenced by the effects of a stronger Canadian dollar. Measured at the same exchange rates, SG&A expense for the six months ended December 31, 2003 increased by $5,400,000 or about 7%. This increase includes professional fees described above aggregating $1,261,000 on a year to date basis.

The following is a breakdown of the same-exchange-rate increases in SG&A expense during the three and six months ended December 31, 2003 over the comparable prior year periods:

(In thousands)	Quarter	Year to Date
Payroll	$2,411	$2,609
Advertising	1,145	1,211
Rent	257	383
Taxes (other than income taxes)	363	582
Telephone and utilities	(43)	(63)
Other	174	678

Increase	$4,307	$5,400

The increases in payroll are partially attributable to the addition of a net 18 new RadioShack stores and 7 Rogers Wireless stores. The increases in payroll costs and related taxes and benefits are also as a result of a conscious effort to place more associates in the field to improve customer service. The increases in advertising expense were due to planned increases in television, inserts and other print media to support the merchandising plan and generate sales growth. The increases in other SG&A expenses are primarily attributable to the professional and other fees described above, partially offset by a reduction in the annual store managers’ meeting expense, which was vendor funded in this year and by certain other non-recurring recoveries.

Foreign Currency Transaction Gains / Losses

Foreign currency transaction losses were $183,000 during the second quarter of fiscal year 2004 compared with a loss of $3,000 for the comparable quarter last year. This year’s loss is primarily due to the effects of a stronger Canadian dollar on U.S. dollar denominated cash balances maintained by InterTAN Canada, in support of U.S. dollar commitments. For the six months ended December 31, 2003 and 2002, foreign currency gains (losses) were $(236,000) and $168,000, respectively.

Interest income and expense

Interest income for the quarter was $51,000 compared with $63,000 a year ago. Interest income for the six months end December 31, 2002 was $100,000, down from $159,000 last year. Interest expense for the quarter was $315,000 compared with $384,000 a year ago. For the six months ended December 31, 2003, interest expense decreased to $502,000 from $582,000.

Provision for Income Taxes

The provision for income taxes for the quarter was $10,847,000, compared with $6,174,000 in the prior year. The current year provision included a charge of $2,400,000 resulting from the unfavorable conclusion of a long outstanding dispute with the Internal Revenue Service related to the 1993 taxation year. A provision had not been previously recorded for this amount as the Company believed, on the advice of counsel, that the chances of prevailing on this matter were good. The effective tax rate for the quarter is high at 55% due to this tax charge and as a result of the professional fees described above which are not deductible for tax purposes by the

Company’s Canadian subsidiary. If the tax provision and these expenses were eliminated, the effective tax rate would have been 41.3% compared with 43.6% during the second quarter of fiscal year 2003. For the six months ended December 31, 2003, the effective tax rate was 55% compared with 44.1% last year.

Outlook for the Third Quarter of Fiscal Year 2004

Management currently anticipates that the results for the third and final reporting period of the 2004 fiscal period will be approximately $0.00 per diluted share. The anticipated results includes professional fees associated with the project to enhance shareholder value and the defense of an action related to the sale of the Company’s former subsidiary in Australia of approximately $1,130,000 or $0.05 per diluted common share. This guidance is based on a model built on the following assumptions:

•	Total sales growth in local currency of 4% to 6%;

•	An increase in the gross margin percentage of 195 to 220 basis points;

•	An increase in the SG&A percentage of 150 to 175 basis points, including approximately $1,130,000 in professional fees, or 120 basis points as described above;

•	Net interest expense of about $100,000;

•	A Canadian dollar exchange rate of about $0.75;

•	Income taxes of approximately $1,000,000 to $1,200,000, reflecting the non deductibility of the professional fees described above; and

•	A weighted average of approximately 20.8 million shares outstanding, assuming dilution.

Financial Condition

Most balance sheet accounts are translated from their values in local currency to U.S. dollars at the respective month end rates. The table below outlines the percentage change, to December 31, 2003, in the value of the Canadian dollar as measured against the U.S. dollar:

Percentage increase from December 31, 2002	21.3
Percentage increase from June 30, 2003	4.0

Most balance sheet comparisons will be heavily influenced by the effects of the stronger Canadian dollar.

Cash and Short-term Investments

Cash and short-term investments at December 31, 2003 were $38,528,000. Net of the short-term bank borrowings and current and non-current portion of the Company’s long-term bank indebtedness, the net balance at December 31, 2003 was $27,680,000. The short-term bank borrowings of $4,677,000 at December 31, 2003 represents a book overdraft due to outstanding cheques. Cash and short-term investments at December 31, 2002 and June 30, 2003 were $15,277,000 and $10,322,000, respectively.

Accounts Receivable

Accounts receivable were $36,047,000 at December 31, 2003 compared with $25,523,000 at December 31, 2002 and $16,275,000 at June 30, 2003. The increase from June 30, 2003 resulted from the seasonal build up of dealer receivables for the holiday selling season and seasonal increases in amounts due from vendors for various subscriber-based services, including activation income, residuals and sales-based volume rebates. Increases in amounts due from vendors, primarily as a result of an increase in the sale of contract cellular phones, contributed to the increase from December 31, 2002.

Inventories

Inventories at December 31, 2003 were $94,068,000, up from $87,574,000 a year ago. This increase is more than attributable to foreign currency effects as, measured in local currency, inventories have decreased by 11.5%, notwithstanding a net addition of 16 retail locations. The reduction in inventory levels, as measured in local currency, reflects the implementation of improved forecast models and improvements in purchasing controls and disciplines. The Company has been able to achieve these reductions in inventory levels while, at the same time, improving its in stock position. At June 30, 2003 inventories were $92,433,000.

Prepaids, Deposits and Other Current Assets

Prepaids, deposits and other current assets at December 31, 2003 were $1,785,000 compared with $1,385,000 at December 31, 2002 and $5,301,000 at June 30, 2003. The balance at June 30, 2003 included an amount of $4,179,000 on deposit with RadioShack International Procurement Limited Partnership (RIPLP), in support of outstanding purchase orders. Outstanding orders with RIPLP are now backed by letters of credit.

Accounts payable

Accounts payable were $31,665,000 at December 31, 2003 compared to $26,894,000 at December 31, 2002 and $22,633,000 at June 30, 2003. The increase from June 30, 2003 is due to increased purchases for the holiday season as well as the fact that many of those purchases benefited from extended payment terms. The increase from December 31, 2002 is due primarily to foreign currency effects.

Accrued Expenses

Accrued expenses were $30,130,000 at December 31, 2003 compared with $24,763,000 at December 31, 2002 and $15,290,000 at June 30, 2003. The increase from the June 30, 2003 level is due primarily to the seasonal increase in certain sales-sensitive accruals. The increase from December 31, 2002 is due primarily to foreign currency effects.

Income Taxes Payable

Income taxes payable were $10,387,000 at December 31, 2003 compared with $2,203,000 at December 31, 2002 and $1,867,000 at June 30, 2003. These increases are due in part to the unfavorable conclusion of the issue in dispute with the Internal Revenue Service resulting in an amount owing of $2,400,000 (See Note 9 to the Company’s consolidated financial statements). Income taxes payable have also increased because the higher tax provision for this year in the Company’s Canadian subsidiary has not yet been reflected in the tax installments which are based on actual taxes payable for fiscal year 2003.

Long-term Bank Indebtedness

Long-term bank indebtedness was $6,171,000 at December 31, 2003 compared with $6,360,000 at December 31, 2002 and $7,421,000 at June 30, 2003. The decrease from the June 30, 2003 and December 31, 2002 levels reflects the scheduled repayment made in December 2003. The impact of this repayment on the comparison with the balance at December 31, 2002 has been partially offset by foreign currency effects.

Liquidity and Capital Resources

Cash flows from operating activities during the six-month period ended December 31, 2003 generated $32,971,000 in cash, compared with $6,569,000 in cash during the comparable period last year. This increase was due primarily to changes in working capital requirements. In the six months ended December 31, 2003, changes in working capital provided $18,163,000 in cash. In the comparable prior period, working capital requirements consumed $6,721,000 in cash. This variance is due to the decrease in inventory levels, the return of the cash deposit placed with RIPLP and the increase in income taxes payable as a result of lower Canadian tax installments and the fact that the liability due to the Internal Revenue Service as a result of the recent Tax Court decision has not yet been paid. The cash provided by operating activities was offset by an increase in accounts receivable due to an increase in dealer receivables over the holiday selling season and an increase in amounts due from vendors. Net income, adjusted for non-cash items, generated $14,808,000 in cash during the six-month period ended December 31, 2003, compared with $13,290,000 a year ago.

Cash flow from investing activities consumed $4,044,000 and $3,359,000 in cash during the six-month periods ended December 31, 2003, and 2002 respectively. Additions to property and equipment were $1,218,000 higher during the first six months of fiscal year 2003 than during the corresponding prior year period.

During the six-month period ended December 31, 2003, cash flow from financing activities consumed $1,985,000 in cash compared with $2,340,000 during the first six months of fiscal year 2003. This reduction is attributable primarily to a reduction in the level of cash consumed by the repurchase of the Company’s common stock, partially offset by a reduction in net bank borrowings.

The Company’s principal sources of liquidity are its cash and short-term investments, its cash flow from operations and its banking facilities.

In December 2002 the Company’s Canadian subsidiary entered in a new credit facility (the “Credit Facility”) in the amount of C$85,000,000 (approximately $65,569,000 at December 31, 2003 exchange rates) with a major Canadian bank, replacing its existing asset-backed facility which had been in place since December 1997. The Credit Facility consists of two revolving renewable facilities and a five-year non-revolving term facility.

The first one-year renewable revolving facility is for C$30,000,000 (approximately $23,142,000 at December 31, 2003 rates of exchange.) This facility is intended for normal working capital requirements and is available throughout the year. The Credit Facility, as amended on September 15, 2003, provides that the amount that can be used for letters of credit is limited to C$5,000,000 during fiscal year 2003 (approximately $3,857,000 at December 31, 2003 rates of exchange), increasing to C$14,000,000 and C$17,000,000 during fiscal years 2004 and 2005, respectively. Further increases of C$2,000,000 each are contemplated for fiscal years 2006 and 2007.

The second one-year renewable revolving facility is for C$45,000,000 (approximately $34,713,000 at December 31, 2003 rates of exchange.) This facility is for seasonal working capital requirements and is available only during the annual period of September 1 to January 31. This facility cannot be used for letters of credit and must be repaid in full each January 31.

The one-year renewable revolving and seasonal revolving facilities were re-negotiated and a loan amendment will be signed during the quarter ended March 31, 2004. The effect of the loan amendment will be an increase to the first one-year renewable revolving facility from C$30,000,000 to C$45,000,000 and a decrease to the second renewable revolving facility from C$45,000,000 to C$20,000,000. The seasonal facility will now be available only during the period August 1 to November 1, each calendar year.

Advances under these revolving facilities are limited to a borrowing base calculation tied to the Company’s accounts receivable and inventories. At December 31, 2002, no amounts were outstanding under either facility. The short-term bank borrowings in the amount of $4,677,000 at December 31, 2003 represent a book overdraft due to outstanding cheques. At December 31, 2003, C$3,035,000 (approximately $2,341,000 at December 31, 2003 rates of exchange) was committed in support of letters of credit. At December 31, 2003, C$41,965,000 (approximately $32,372,000 at December 31, 2003 rates of exchange) was available for use under these facilities.

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

The Credit facility also includes a five–year non-revolving term facility in the amount of C$10,000,000 (approximately $7,714,000 at December 31, 2003 rates of exchange.) This facility is intended for capital expenditures or the repurchase of the Company’s common stock. In December 2002, the Company drew down on this facility in full to finance the seventh share repurchase program announced in October 2002. A repayment of C$2,000,000 (approximately $1,543,000 at December 31, 2003 rates of exchange) was made in December, 2003. Consequently, at December 31, 2003 C$8,000,000 (approximately $6,171,000 at December 31, 2003 rates of exchange) was outstanding under this facility. Further repayments of C$2,000,000 are due on December 17, 2004 through December 17, 2007, inclusive.

The Credit Facility requires that the Company remain in compliance with certain financial ratios including the current ratio, fixed charge coverage ratio, tangible net worth and total adjusted debt to tangible net worth. The Company was in compliance with all of these covenants at December 31, 2003 and management does not anticipate any difficulty in remaining in compliance throughout the term of the facility. Borrowing rates under the facility range from Canadian prime plus 0.50% to prime plus 1.5%, based on the Company’s quarterly performance against predetermined fixed charge coverage ratios. Using the same criteria, the Company may borrow at Canadian bankers’ acceptance and LIBOR rates plus from 1.50% to 2.5%. Letters of credit are charged at rates ranging from 1.5% per annum to 2.5% per annum, using the same performance criteria. Using the same fixed charge coverage test, a standby fee of 0.25% to 0.50% is payable on the unused portion of the revolving credit facilities at that time.

Security granted by InterTAN Canada Ltd. to secure its obligations under the Credit Facility include a demand debenture with a face value of C$125,000,000 (approximately $96,425,000 at December 31, 2003 rates of exchange), general security agreement, charge/mortgage on real property owned by it and a general assignment of accounts receivable. The obligations of InterTAN Canada Ltd. are further secured by a guarantee issued by InterTAN, Inc. of all future indebtedness, liability and obligations now or in the future owing by it to lenders under the Credit Facility.

The cost of establishing the Credit Facility, including professional fees and a loan origination fee were approximately C$1,000,000 (approximately $771,400 at December 31, 2003 exchange rates.) These costs have been allocated between the revolving and non-revolving facilities. Costs aggregating C$290,000 (approximately $224,000 at December 31, 2003 rates of exchange) were allocated to the short-term facilities and the remaining C$710,000 (approximately $548,000 at December 31, 2003 rates of exchange) were allocated to the long-term facility. These costs will be amortized over the terms of the respective facilities.

The Company’s primary uses of liquidity during the remainder of the 2004 fiscal period will include the funding of capital expenditures, funding the repurchase of common stock (subject to market conditions) and payments in settlement of tax issues. Management estimates that capital expenditures in Canada during the remainder of the fiscal period ending March 31, 2004 will approximate $2,000,000 to $3,000,000. These expenditures relate primarily to investments in store assets, including new stores, renovating and relocating existing stores, store fixtures and equipment, and enhancements to management information systems. In July 2003, the Company announced approval of an eighth stock repurchase program under which management is authorized, subject to market conditions, to purchase up to 1,025,000 shares of the Company’s common stock. During the three months ended December 31, 2003 the company purchased 586,400 shares at an aggregate cost of approximately $5,700,000. While further purchases under this program will depend on market conditions, management estimates that the program could require up to $5,000,000 in cash during the remainder of the 2004 fiscal period. Management estimates that at December 31, 2003 the liability to settle all of the Company’s remaining outstanding Canadian and United States tax issues was approximately $5,125,000 and that this amount will likely be paid during the 2004 fiscal period. Management projects that borrowings under the revolving portion of the Credit Facility will peak at approximately C$5,000,000 ($3,860,000 at December 31, 2003 exchange rates) during the remainder of the 2004 fiscal period.

Management believes that the Company’s cash and short-term investments on hand and its cash flow from operations combined with its banking facilities and the Bond will provide the Company with sufficient liquidity to meet its planned requirements through the 2004 holiday selling season.

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

Inventory purchases

In fiscal year 2003, approximately 20% of RadioShack Canada’s purchases were from vendors requiring payment in U.S. dollars. Accordingly, there is risk that the value of the Canadian dollar could fluctuate relative to the U.S. dollar from the time the goods are ordered until payment is made.

Management monitors the foreign exchange risk associated with its U.S. dollar open orders on a regular basis by reviewing the amount of such open orders, exchange rates, including forecasts from major financial institutions, local news and other economic factors. Based on this input, management decides whether or not to mitigate the exchange risk of a portion of those orders in advance of delivery by purchasing forward exchange rate contracts to be settled on or near the estimated date of inventory delivery. For financial reporting purposes, the Company is not able to designate these contracts as hedges. No forward exchange contracts were outstanding at December 31, 2003. At December 31, 2003, U.S. dollar purchase orders totaled approximately $6,970,000 (approximately C$9,036,000 at the December 31, 2003 exchange rate). Consequently, a 10% decline in the value of the Canadian dollar would result in an increase in product cost of about C$904,000. The incremental cost of such a decline in currency values, if incurred, would be reflected in higher cost of sales in future periods. In these circumstances, management would take product-pricing action, where appropriate.

Translation of financial results

The functional currency of the Company’s Canadian subsidiary is the Canadian dollar. However, the reporting currency of the Company on a consolidated basis is the U.S. dollar. Consequently, fluctuations in the value of the Canadian dollar have a direct effect on reported consolidated results. It is not possible for management to effectively hedge against the possible impact of this risk. Had the average value of the Canadian dollar been 10% lower during the second quarter of the 2004 fiscal period, sales and operating income would have been reduced by approximately $17,128,000 and $2,019,000, respectively.

Net investment in Canada

The Company’s net investment in Canada is recorded in U.S. dollars at the respective period-end rates. Changes in these rates will have a direct effect on the carrying value of this investment. The cumulative effect of such currency fluctuations is recorded in stockholders’ equity in accumulated other comprehensive loss. The Company’s net investment in Canada at December 31, 2003 was $111,330,000. If the Canadian dollar were to lose 10% of its value against the U.S. dollar, other comprehensive income would decrease by $11,133,000. The Company currently has no plans to hedge its investment in Canada.

Short-term interest rates

The Company’s credit facilities consist of two revolving renewable facilities and a five-year non-revolving term facility. These banking arrangements, which are used primarily to finance inventory purchases and the Company’s stock repurchase program, provide for interest on any short-term and long-term borrowings at rates determined with reference to the local “prime” or “base rates”. These rates are, therefore, subject to change for a variety of reasons that are beyond the Company’s control. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” which is incorporated herein by reference. During the second quarter of fiscal year 2004, average borrowings under these credit facilities were approximately C$16,510,000 (approximately $12,736,000 at December 31, 2003 rates of exchange) and interest paid on such advances was approximately C$306,000 (approximately $233,000 at December 31, 2003 rates of exchange). Interest on these borrowings was payable at the Canadian prime rate plus 0.50% to 1.50% and Canadian banker’s acceptance rates plus 1.50% to 2.50%. Had the borrowing rate been 10% higher, management estimates that interest expense for the quarter would have increased by approximately C$30,600. It has not been the Company’s policy to hedge against the risk presented by possible fluctuations in short-term interest rates.

ITEM 4 - CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a(c) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of December 31, 2003. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal controls or in other factors which could significantly affect these controls, since the date the controls were evaluated. There were no significant deficiencies or material weaknesses and, therefore, there were no corrective actions taken.

PART II - OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

The various matters discussed in Notes 9 and 11 to the Company’s Consolidated Financial Statements on page 13 and 14 of this Form 10-Q are incorporated herein by reference.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders held on December 5, 2003, W. Darcy McKeough and Ron G. Stegall were re-elected to the Board of Directors. In such connection, Mr. McKeough received 19,137,386 votes “For” election and 109,392 votes were withheld. Mr. Stegall received 19,138,895 votes “For” election and 107,883 votes were withheld. In total 20,673,314 shares were authorized to vote.

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits Required by Item 601 of Regulation S-K:

Exhibit No.	Description

3(a)	Restated Certificate of Incorporation (Filed as Exhibit 3(a) to InterTAN’s Registration Statement on Form 10 and incorporated herein by reference).

3(a)(i)	Certificate of Amendment of Restated Certificate of Incorporation (Filed as Exhibit 3(a)(i) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

3(a)(ii)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (Filed as Exhibit 3(a)(i) to InterTAN’s Registration Statement on Form 10 and incorporated herein by reference).

3(b)	Bylaws (Filed on Exhibit 3(b) to InterTAN’s Registration Statement on Form 10 and incorporated herein by reference).

3(b)(i)	Amendments to Bylaws through August 3, 1990 (Filed as Exhibit 3(b)(i) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1990 and incorporated herein by reference).

3(b)(ii)	Amendments to Bylaws through May 15, 1995 (Filed as Exhibit 3(b)(ii) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

3(b)(iii)	Amended and Restated Bylaws (filed as Exhibit 3(b)(iii) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1996 and incorporated herein by reference).

4(a)	Articles Fifth and Tenth of the Restated Certificate of Incorporation (included in Exhibit 3(a)).

4(b)	Rights Agreement between InterTAN, Inc. and Bank Boston, NA (filed as Exhibit 4 to the company’s Form 8-A filed on September 17, 1999 and incorporated herein by reference)

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

b)	Reports on Form 8-K:

A report on Form 8-K was filed on October 9, 2003, in which the Company reported that on that date the Company had issued a press release reporting its sales for the month of September 2003 and for the three-month period then ended. A copy of the press release was attached as an Exhibit.

A report on Form 8-K was filed on October 24, 2003 in which the Company reported that a press release had been issued dated October 24, 2003, reporting the Company’s results of operations, financial position and cash flows for the three months ended September 30, 2003. The press release, including the Company’s consolidated statement of operations, consolidated balance sheets and consolidated statements of cash flows, was attached as an Exhibit. The Form 8-K also reported that on October 24, 2003 InterTAN Inc. and Liberation Investments jointly issued a press release concerning the resolution of a proxy contest. A copy of the joint press release was attached as an Exhibit.

A report on Form 8-K was filed on October 27, 2003, in which the Company reported that on October 24, 2003, the Company had held a telephonic conference call to discuss and answer questions concerning its first quarter fiscal year 2004 and other matters, including the resolution of a proxy contest. The results and other matters were the subject of two press releases dated October 24, 2003 and were also the subject of a Form 8-K filing dated October 24, 2003, as noted above. A transcript of the conference call was attached as an Exhibit.

A report on Form 8-K was filed on December 8, 2003, in which the Company reported that a press release had been issued dated December 5, 2003, reporting that the Company had retained Spencer Stuart to conduct a search for appropriate candidates to join the Company’s Board of Directors. The press release also reported that on December 5, 2003, the Board of Directors had resolved to change the fiscal year end of the Company to March 31 form June 30 to better reflect the Company’s operational business cycle. The Company also confirmed in the press release its intention to continue efforts towards effecting an inversion to Canada. A copy of the press release was attached as an Exhibit.

A report on Form 8-K was filed on January 7, 2004, in which the Company reported that a press release had been issued dated January 7, 2004 that reported sales for the month of December 2003, the result of a ruling in respect of a tax dispute between the Company and the IRS and announced updated guidance for the second quarter for its 2004 fiscal period. The press release was attached as an Exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InterTAN, Inc. (Registrant)

Date: February 6, 2004	By:	/s/ JAMES P. MADDOX

James P. Maddox Vice-President and Chief Financial Officer (Principal Accounting Officer)

		By:	/s/ BRIAN E. LEVY

Brian E. Levy President and Chief Executive Officer (Authorized Officer)

InterTAN, Inc.

Form 10Q – Period Ended December 31, 2003

Index to Exhibits

Exhibit No.	Description

3(a)	Restated Certificate of Incorporation (Filed as Exhibit 3(a) to InterTAN’s Registration Statement on Form 10 and incorporated herein by reference).

3(a)(i)	Certificate of Amendment of Restated Certificate of Incorporation (Filed as Exhibit 3(a)(i) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

3(a)(ii)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (Filed as Exhibit 3(a)(i) to InterTAN’s Registration Statement on Form 10 and incorporated herein by reference).

3(b)	Bylaws (Filed on Exhibit 3(b) to InterTAN’s Registration Statement on Form 10 and incorporated herein by reference).

3(b)(i)	Amendments to Bylaws through August 3, 1990 (Filed as Exhibit 3(b)(i) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1990 and incorporated herein by reference).

3(b)(ii)	Amendments to Bylaws through May 15, 1995 (Filed as Exhibit 3(b)(ii) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

3(b)(iii)	Amended and Restated Bylaws (filed as Exhibit 3(b)(iii) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1996 and incorporated herein by reference).

4(a)	Articles Fifth and Tenth of the Restated Certificate of Incorporation (included in Exhibit 3(a)).

4(b)	Rights Agreement between InterTAN, Inc. and Bank Boston, NA (filed as Exhibit 4 to the company’s Form 8-A filed on September 17, 1999 and incorporated herein by reference)

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

*32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith