Form 10-K/A
period 2003-06-30
INTERTAN INC
filed 2004-05-20
CIK 803227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (    )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, was $149,215,000 based on the New York Stock Exchange closing price on such date.

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

InterTAN, Inc.

Form 10-K for the Year Ended June 30, 2003

Item 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	84
Item 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	84

PART IV		84
Item 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8–K	84

Explanatory Note: InterTAN, Inc. is filing this Amendment No. 1 on Form 10-K/A to its Form 10-K for the year ended June 30, 2003 that was originally filed on August 29, 2003 (the “Original 10-K”) to make certain technical corrections to the text of the certifications of our chief executive officer and chief financial officer so that they conform to the exact form mandated by the applicable rules and regulations under the Securities Exchange Act of 1934, as required by the Sarbanes-Oxley Act of 2002, and to make certain other technical corrections to (i) Item 1 Business, (ii) Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, (iii) Item 3 Legal Proceedings, (iv) Item 9(A) Controls and Procedures (formerly Item 14) and (v) Note 1 to the Financial Statements. In addition, a new Item 14 Principal Accountant Fees and Services has been added. For the convenience of the reader, this Amendment No. 1 amends in its entirety the Original 10-K. This Amendment No. 1 continues to speak as of the date of the Original 10-K, and we have not updated the disclosure contained herein to reflect any events that occurred at a later date. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our periodic reports filed with the SEC subsequent to the date of the filing of the Original 10-K.

PART I

Item 1	BUSINESS

Description of Business

InterTAN, Inc. (“InterTAN” or the “Company”) was incorporated in the State of Delaware in June 1986 in order to receive from RadioShack Corporation (“RadioShack U.S.A.”), formerly named Tandy Corporation, the assets and businesses of its foreign retail operations, conducted in Canada under the “RadioShack” trade name and in Australia, the United Kingdom and Europe under the “Tandy” trade name. Following the transfer of assets, on January 16, 1987 RadioShack U.S.A. distributed shares of InterTAN common stock to the RadioShack U.S.A. stockholders in a tax-free distribution on the basis of one InterTAN share for every ten RadioShack U.S.A. shares held. Thus RadioShack U.S.A. effected a spin-off and divestiture of these foreign retail operations and its then ownership interest in InterTAN and its operations, thereby constituting InterTAN as an independent public corporation. The Company’s operations in continental Europe were closed during fiscal years 1993 and 1994. During fiscal year 1999, the Company sold its subsidiary in the United Kingdom. The Company sold its subsidiary in Australia during fiscal year 2001. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Gain) Loss on Disposal of Subsidiary Company.” In April 2002, the Company acquired selected assets and retail locations of Battery Plus, a specialty retailer of batteries and other consumer electronics products.

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

As at June 30, 2003, InterTAN Canada operated a total of 498 RadioShack stores and 38 Battery Plus stores in Canada. In addition, a network of dealers accounted for a further 337 retail locations. RadioShack Canada uses a form of contract management program in 64 of its company-operated stores. See “Notes to Consolidated Financial Statements – Note 1.” The Company also operated 79 Rogers Wireless Stores at June 30, 2003. See “Strategic Alliances – Rogers Wireless Stores.”

The format for InterTAN’s company-operated stores in Canada typically incorporates the concept of small, strategically located stores in malls, power centers and shopping centers, each providing the customer with convenience and readily available products and services to meet a wide range of consumer electronic needs. While the average size of a RadioShack Canada store is approximately 1,800 square feet, many newer stores have a larger footprint and average 2,000 to 2,500 square feet. During fiscal year 2003, the Company introduced its “Digital Revolution Store” concept. At June 30, 2003, 19 Digital Revolution Stores were in operation. This new store format will be gradually rolled out as new stores are added and existing stores are refitted or relocated. This model more prominently displays the latest digital technologies and unique electronic gadgets to reflect continued consumer preference for these products. Battery Plus stores are smaller than the Company’s RadioShack stores, ranging from kiosks of about 200 square feet to stores averaging about 800 square feet. Rogers Wireless stores are similar in size to Battery Plus stores. InterTAN emphasizes product knowledge and customer service. A study by Lang Research Inc. that was commissioned by the Company in fiscal year 2002 confirmed that the Company’s sales associates are noted for their helpfulness and product knowledge and that customers look to the Company’s stores to find the answers to their technology questions. The Company has also successfully installed an E-learning system for the training of its sales associates which helps maintain the Company’s strength of knowledgeable and helpful service.

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

Products and Distribution

Historically, InterTAN was for the most part a private label retailer. While brand name products were included in the product assortment, they were selected primarily to complement the Company’s own private label lines as extensions or to offer consumers a choice against which they could compare the relative capability and value of InterTAN’s private label products. In recent years, this strategy has undergone a re-evaluation. The pace at which new high-tech, digital products are being introduced into the market place has been increasingly rapid. Had the Company continued its private label strategy, many opportunities would have been missed because of the time involved in bringing private label offerings of these products to market. In addition, the increasing brand consciousness of consumers was essentially inconsistent with a focused, private label strategy. From a merchandising point of view, increasingly shorter product life cycles conflicted with the large minimum order requirements needed to sustain a broadly-based private label offering. In today’s rapidly changing world in consumer electronics, product must be purchased on a just-in-time basis in order to minimize the risk of obsolescence. During fiscal years 2003, 2002 and 2001, private label products represented 29%, 34% and 44%, respectively, of merchandise sales. The percentage for fiscal year 2001 excludes the Company’s former subsidiary in Australia, which was sold in April 2001, because that information is not available.

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

During the second half of fiscal year 2003, in response to market conditions and its perception of gross margin trends in the consumer electronics industry, the Company revised its merchandising strategy to focus added attention on certain product segments that allow the company to better differentiate its product offering from mainstream and large format consumer electronics retailers. Emphasis was placed on adding many new unique and unusual items, gadgets and accessories to the product line. By June 30, 2003, over 700 of these products had been introduced. These products are typically not carried by mainstream and large format consumer electronics retailers, which differentiates the Company from its competitors. The Company believes that this strategy will deliver improved gross margins to the shareholders and make its product offering less easily duplicated by competitors. Management continues to review its product assortment, placing emphasis on introducing new accessories, including unique gadgets, which the Company has been known for offering. These products tend to carry a higher margin than the Company average.

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

Many of the Company’s private label products are similar, and in many instances identical, to those sold through RadioShack U.S.A.’s retail stores in the United States. Certain of these products carry the trade-marks of RadioShack U.S.A., which are used under license from RadioShack U.S.A. See “Merchandise, License and Advertising Agreements – License Agreements.” Other products carry the Company’s trademarked brands.

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

Under its merchandise arrangements with RadioShack U.S.A., InterTAN may purchase private label products which RadioShack U.S.A. has available for sale in the United States in its then current catalog, or those products which may otherwise be reasonably available from RadioShack U.S.A. or through RIPLP. Through its ongoing relationship with RadioShack U.S.A., InterTAN is able to take advantage of RadioShack U.S.A.’s sourcing strength to obtain selected products which management believes generate gross margins which are higher than industry averages and which offer enhanced customer value. The Company also uses this relationship to offer its customers a broad and deep range of parts and accessories. RadioShack U.S.A has agreed that it will not cancel these merchandise arrangements in the event of a change of control, except at the request of the acquirer. See Amending Agreement section of “Merchandise, License and Advertising Agreements”. While the Company from time to time enters into exclusivity arrangements with certain suppliers (see “Business – Strategic Alliances”), with the exception of Rogers Wireless, InterTAN is not materially dependent on any one supplier other than RadioShack U.S.A. See “Merchandise, License and Advertising Agreements.” A loss or disruption in service from Rogers Wireless could have a material adverse effect on RadioShack Canada’s business until such time as an alliance could be concluded with one of Canada’s other major cellular carriers.

Strategic Alliances

InterTAN has the largest number of sales outlets among consumer electronics retailers in Canada. The Company has over 30 years of retail experience. Management believes that there are opportunities to leverage on this strength by forming strategic alliances with other businesses that are also leaders in their respective fields.

Rogers Wireless Stores

The Company has entered into an alliance with Rogers Wireless to operate telecommunications stores under the banner “Rogers Wireless”. At June 30, 2003 the Company operated 79 Rogers Wireless stores in major malls across Canada. These stores predominantly carry Rogers Wireless cellular communications products and accessories. Additionally, most of RadioShack Canada’s 498 company-operated RadioShack stores exclusively feature Rogers Wireless communications products and services. Rogers funded the construction of sections in those stores for the exclusive offering of Rogers Wireless cellular products (including digital), paging and other services. This relationship aligns the Company’s consumer electronics retail expertise with Rogers Wireless technological strength. See “Management’s Discussion and Analysis - Sales Outlets”

High Speed Internet Access

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

Competition

The consumer electronics industry in Canada is highly competitive. Based on publicly available material, InterTAN believes that the largest retailer in Canada in fiscal year 2003 (other than department stores) which had a product line similar to, or competitive with, products offered for sale by InterTAN Canada was Future Shop, which operated through approximately 104 locations. In November 2001, Future Shop was acquired by Best Buy Co. Inc., a U.S. based big box retailer. In addition to its Future Shop locations, Best Buy opened 10 locations under its own banner primarily in the greater Toronto market with plans to open approximately 10 additional new stores in the coming year in locations across Canada. InterTAN’s other main competitors in Canada are department stores, computer and business product specialty retailers, general retailers and other consumer electronics retailers. Certain of the Company’s competitors have greater resources, financial or otherwise, than InterTAN. While there can be no assurance as to the extent to which competition may affect future sales growth and profit potential, management believes that InterTAN Canada’s range of products and service orientation differentiate the Company from other consumer electronics retailers in Canada, or similar big box entrants into the marketplace. The Company has also established a market position in important growth categories, including wireless and other digital products, as well as more unique electronic gadgets. The Company also distinguishes itself from its competitors through its “Power-Up” philosophy, which espouses that most products be readily and effectively displayed and that employees be well versed on appropriate product knowledge to enable them to provide hands on interactive demonstrations.

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

RadioShack U.S.A., including certain of its affiliates, is one of the Company’s principal suppliers and is the licensor of the Company’s principal trade names and marks. Maintaining its contractual relationships, particularly the supply and license arrangement, with RadioShack U.S.A. is currently an integral part of the Company’s strategy. The loss of such relationships with RadioShack U.S.A. would require the Company to transition to a new, appropriate and credible brand. See “Business—Suppliers”, “ - Merchandise, License, Amending and Advertising Agreements” and Note 5 to the Consolidated Financial Statements which is incorporated herein by reference.

The Company’s quarterly operating results are subject to significant variations and may not be indicative of financial results for the year as a whole.

The Company’s quarterly results of operations may fluctuate significantly as the result of the timing of the opening of, and the amount of net sales contributed by, new stores and the timing of costs associated with the selection, leasing, construction and opening of new stores, as well as seasonal factors, product introductions and changes in product mix. In addition, sales can be affected as a result of store closures. The Company’s business is seasonal, with sales and earnings being relatively lower during the fiscal quarters other than the second fiscal quarter which includes the holiday selling season. Adverse business and economic conditions during this period may adversely affect results of operations. In addition, excluding the effects of new store openings, the Company’s inventories and related short-term financing needs are seasonal, with the greatest requirements occurring during its second fiscal quarter. The Company’s financial results for a particular quarter may not be indicative of results for an entire year and the Company’s revenues and/or expenses will vary from quarter to quarter. The Company’s operating results may also be affected by changes in global and regional economic conditions in the markets where its stores are located, as well as by weather and other natural conditions. See “Business - Seasonality” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is incorporated herein by reference.

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

The Company believes that the major competitive factors in its businesses include customer service, store location and number of stores, product availability and selection, price, technical support, and marketing and sales capabilities. The Company’s utilization of trained personnel and the ability to use national and local advertising media are important to the Company’s ability to compete in its businesses. Given the highly competitive nature of the retail industry, no assurances can be given that the Company will continue to compete successfully with respect to the above-referenced factors. See “Business – Geographic/Segment Analysis.”

Failure to arrange for the production of private label goods in sufficient amounts with timely delivery could have an adverse impact on the Company’s earnings.

The Company’s merchandise strategy places emphasis on private label products in certain product categories. These products are typically sourced for the Company in the Far East and manufactured to the Company’s order and specification. Consequently, private label products may require larger minimum order quantities and longer lead times than nationally branded product which is generally available locally on reasonably short notice. There can be no assurance that the Company will be able to arrange for the production of private label goods to the level required to meet its merchandising and profit objectives. Delays in the timing of arrival of goods from the Far East could also have an adverse impact on the Company’s business, particularly delays during the holiday selling season. See “Business – Products and Distribution” and “Suppliers”

The inability of either the marketplace or the Company to successfully introduce new products and additional services to customers could adversely affect the Company’s business.

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

The Company’s success is dependent in part upon its ability to open and operate new stores on a profitable basis and to increase sales at existing stores. The Company’s performance is also dependent to a significant degree upon its ability to hire, train and integrate qualified employees into its operations. The Company plans to open approximately a net of 15 new RadioShack stores in Canada in fiscal year 2004. There can be no assurances that the Company will be able to locate and obtain favorable store sites to meet its goals, attract and retain competent personnel, open new stores on a timely and cost-efficient basis or operate the new and existing stores on a profitable basis. The Company plans to open new stores in existing markets, which may result in the diversion of sales from existing stores and thus some reduction in comparable store sales. See “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net Sales and Operating Revenues.”

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

The Company’s financial results are reported in U.S. dollars. Due to the structure of the Company’s operations, possible periodic fluctuation of the Canadian dollar against the U.S. dollar will have an impact on the Company’s financial results. RadioShack Canada conducts business in Canadian currency; accordingly, depreciation in the value of Canada’s currency against the U.S. dollar would reduce earnings as reported by the Company in its financial statements. RadioShack Canada purchased approximately 20% of its inventory in U.S. dollars. The products purchased were sold in Canada in Canadian dollars. Accordingly, exchange rate fluctuations could have an effect on the Company’s gross margins. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” which is incorporated herein by reference.

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

During the fourth quarter of fiscal year 2001, the Company sold its former subsidiary in Australia. The reported gain on the disposal was based on management’s estimation of certain adjustments to be paid following completion of the sale. The purchaser, DSE (Holdings) Pty Limited, disputed management’s calculation of the adjustments and commenced legal action in support of its claim on April 2, 2002, in the Federal Court of Australia. Management believes that its calculation of the adjustments is appropriate and that there are strong arguments against the position adopted by the purchaser. The Company is in the process of vigorously defending its position. Should the purchaser prevail in this litigation, the Company would have an additional liability of approximately $2,695,000 at June 30, 2003 rates of exchange.

The Company has an issue in dispute with the United States Internal Revenue Service (“IRS”) regarding a notice of deficiency received from the IRS in February 2002 asserting an accuracy-related penalty. The Company disagrees with the position of the IRS on this issue and, based on advice of legal counsel, believes it has meritorious arguments in its defense. The Company filed a petition in United States Tax Court on June 6, 2002, and is in the process of vigorously defending its position. While management has determined that no additional provision needs to be recorded for this matter, should the IRS prevail in its position the Company would have an additional liability of approximately $2,300,000.

With the exception of the matters discussed above, there are no pending legal proceedings, other than non-material ordinary routine litigation incidental to InterTAN’s business, to which InterTAN or any of its subsidiaries is a party or to which any of their property is subject.

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

InterTAN has never declared cash dividends.

Item 6	SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

	Year ended June 30
(In thousands, in U.S. dollars, except percent, per share data, number of sales outlets and number of employees)	2003 [1]	2002 [2]		2001 [4]		2000		1999 [5]
OPERATING RESULTS:
Net sales	$403,502	$393,809		$468,756	[3]	$484,218	[3]	$500,050 [3]
Gross profit percent	40.6 [1]	38.2		40.1		42.0		43.8
Operating income	19,645	24,660		41,417		44,005		3,014
Net income (loss) before cumulative effect of accounting change	8,291	13,568		23,527		25,120		(24,645)
Cumulative effect of accounting change for vendor allowances, net of tax	(580)	—		—		—		—
Net income (loss)	7,711	13,568		23,527		25,120		(24,645)
Basic net income (loss) per average common share Before cumulative effect of accounting change	0.40	0.54		0.84		0.85		(1.17)
Cumulative effect of accounting change	(0.03)	—		—		—		—
Basic net income (loss) per average common share	0.37	0.54		0.84		0.85		(1.17)
Diluted net income (loss) per average common share Before cumulative effect of accounting change	0.39	0.53		0.82		0.82		(1.17)
Cumulative effect of accounting change	(0.03)	—		—		—		—
Diluted net income (loss) per average common share	0.36	0.53		0.82		0.82		(1.17)

FINANCIAL POSITION AT YEAR END:
Total assets	166,329	145,102		215,530		208,076		198,315
Net working capital (Current assets minus current liabilities)	76,306	64,597		128,562		104,462		96,966
Long-term obligations	6,369	384		—		—		—
Stockholders’ equity	97,497	88,446		144,309		118,776		110,760

OTHER INFORMATION AT YEAR END:
Market capitalization	168,889	242,555		393,725		337,323		397,104
Number of sales outlets	952	897	[6]	833	[6]	1,143		1,127 [6]
Retail square feet (company-operated stores)	998	957	[6]	887		1,131		1,071
Number of employees	2,891	3,046	[6]	2,840		3,435		3,155

[1]

During fiscal year 2003, the Company changed its method of accounting for vendor allowances in accordance with Emerging Issues Task Force Consensus No. 02-16 (“EITF 02-16”) – “Accounting by a Reseller for Cash Consideration Received from a Vendor”. The change resulted in an after-tax, non-cash charge of $580,000 that is also reflected in the financial results for fiscal year 2003 as a cumulative effect of a change in accounting principle. See “Change in Accounting Principle – Vendor Allowances.”. Prior fiscal years have not been restated to reflect the pro forma effects of these changes. As a result of the implementation of EITF 02-16 the gross margin percentage for fiscal year 2003 has increased by 1.5 percentage points. See “Management’s

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

Change in Accounting Principle – Vendor Allowances

In September 2002 the Emerging Issues Task Force of the Financial Accounting Standards Board (“the FASB”) issued Consensus No. 02-16 (“EITF 02-16”) – “Accounting by a Reseller for Cash Consideration Received from a Vendor”, with final consensus reached in March 2003. EITF 02-16 establishes new accounting standards for recording allowances received by a vendor or other supplier in a retailer’s financial statements. During fiscal year 2003, the Company changed its method of accounting for such allowances in accordance with EITF 02-16. The new standard requires that these allowances and certain other amounts received by resellers from vendors be treated as a reduction of the cost of inventory acquired from the vendor and recorded as a component of the cost of products sold when the related product or service is sold, unless the amount represents a reimbursement of a specific, identifiable and incremental cost incurred to sell the vendor’s products or services. The Company continues to record vendor allowances that represent reimbursements of specific, identifiable and incremental costs incurred to sell the vendor’s products or services as a reduction of the related cost in its consolidated statements of operations. Previously, and in accordance with generally accepted accounting principles, the Company had recognized and recorded vendor allowances as a reduction of advertising expense included in selling, general and administrative expenses. The following table compares selected data for the fiscal years ended June 30, 2003, 2002 and 2001 with the corresponding prior-year period, both as reported and pro forma, as if the change had been given retroactive effect:

	2003	2002				2001
(U.S. dollars, in thousands, except per share amounts)		Pro forma		As Reported		Pro forma	As Reported
Net sales and operating revenues	$403,052	$393,809		$393,809		$468,756	$468,756
Gross profit	$163,741	$156,638	[1]	$150,428[1]		$196,004	$187,803
Gross margin percentage	40.6%	39.8	% [1]	38.2	% [1]	41.8%	40.1%
Selling, general and administrative expenses	$137,152	$123,058		$116,958		$152,091	$144,268
Selling, general and administrative expense percentage	34.0%	31.2%		29.7%		32.4%	30.8%
Operating income	$19,645	$24,770	[2]	$24,660	[2]	$41,795	$41,417
Net income	$7,711[3]	$13,633	[2]	$13,568	[2]	$23,753	$23,527
Diluted income per average common share	$0.36	$0.53		$0.53		$0.83	$0.82

[1]	Includes an inventory charge of $3,500,000 related to a change in the Company’s merchandising strategy.

[2]	Includes a restructuring charge, non-recurring professional fees, special inventory charges and an adjustment to the carrying value of certain claims totaling $7,139,000, or $4,531,000, net of related taxes.

[3]	Includes a tax charge of $1,050,000 related to the purchase of the Company's common stock and a foreign exchange loss of $1,683,000 in connection with managing the foreign exchange exposure associated with inventory commitments. These two items totalled $2,056,000, net of tax.

Segment Reporting Disclosures

The Company’s business was traditionally managed along geographic lines, with its Corporate Headquarters also treated as a separate business unit. All references to "Canada", "Australia" and "Corporate Headquarters" refer to the Company's reportable segments, unless otherwise noted. Following the disposal of the Company’s former subsidiary in Australia during the fourth quarter of fiscal year 2001, the Company undertook a restructuring program to streamline its operations and integrate its former Corporate Headquarters with its Canadian subsidiary. Accordingly, effective in fiscal year 2002, the Company now has only one business segment referred to herein as “Canada”, the “Canadian subsidiary” or “RadioShack Canada.” Transactions between operating segments were not common and were not material to the segment information.

Summarized in the table below are the net sales and operating revenues, operating income (loss), and assets for the Company's reportable segments for the fiscal years ended June 30, 2003, 2002 and 2001. The results for fiscal years 2002 and 2001 have not been adjusted to reflect the change in accounting policy for vendor allowances:

	Year Ended June 30
(U.S. dollars in thousands)	2003		2002		2001
Net sales and operating revenues:
Canada	$403,052		$393,809		$382,353
Australia	—		—		86,403	[3]

	$403,052		$393,809		$468,756

Operating income (loss):
Canada	$19,645		$24,660	[1,2]	$41,503
Australia	—		—		4,087	[3]
Corporate Headquarters	—	[1]	—	[1]	(4,173)

Operating income	19,645		24,660		41,417
Foreign currency transaction gains (losses)	(2,112)[4]		41		(353)
Interest income	299		1,444		1,737
Interest expense	(1,018)		(403)		(873)

Income before income taxes and cumulative effect of accounting change	$16,814		$25,742		$41,928

Assets:
Canada	$166,329		$145,102		$163,016
Australia	—		—		—	[3]
Corporate Headquarters	—	[1]	—	[1]	52,514

	$166,329		$145,102		$215,530

[1]	During fiscal year 2002, the Company’s former Corporate Headquarters unit was integrated with its Canadian subsidiary.

[2]	Includes restructuring charges of $2,912,000, an inventory charge of $3,500,000, an adjustment to the carrying value of certain receivables of $217,000 and the write-off of $510,000 in costs associated with the Company’s strategic review process. For a discussion of comparable operating income see “Overview.”

[3]	The Company sold its Australian subsidiary as of April 30, 2001 and recognized a gain of $4,101,000. Accordingly, the Company’s 2001 operating results in Australia reflect only ten months of operation and the gain on sale.

[4]	Includes a foreign exchange loss of $1,683,000 relating to certain forward exchange contracts that the Company held in the fourth quarter that had been marked to market. See “Currency Transaction (Gains) Losses”.

Sales Outlets

The Company’s sales outlets by type is summarized in the following table:

	Year ended June 30
	2003	2002	2001[1]
Company-operated	498	488	418
Rogers Wireless	79	66	55
Battery Plus	38	42	—
Dealer	337	367	360

	952	963	833

[1]	The Company’s Australian subsidiary was sold effective April 2001. At the time of the sale the Company had 233 Company-operated stores and 103 Dealer-operated stores. These stores are excluded from above.

The dealers included in the preceding table are independent retail businesses which operate under their own trade names but are permitted, under dealer agreements, to purchase any of the products sold by InterTAN company stores. The dealer agreements contain a license permitting the dealer to designate the consumer electronics department of the dealer's business as a “RadioShack Dealer”. Sales to dealers accounted for approximately 12%, 13% and 12% of sales during fiscal year 2003, 2002 and 2001, respectively. The Company intends to continue to explore opportunities to expand its dealer base in Canada to produce profitable sales from communities too small to support company-operated stores.

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

Net Sales and Operating Revenues

Fiscal 2003 Results Compared with Fiscal 2002

Sales in U.S. dollars for fiscal year 2003 were $403,052,000, an increase over the prior year of $9,243,000, or 2.3%. This increase was more than attributable to the effects of a year on year decline in the value of the U.S. dollar relative to the Canadian dollar, the latter being the functional currency of the Company’s Canadian subsidiary. In local currency, sales declined by 1.3%. Comparable store sales declined by 4.4%, also measured in local currency. The difference between the total sales performance and the comparable store sales performance is explained primarily by the addition, on a net basis, of 13 Rogers Wireless stores and 10 company-operated RadioShack stores. See “Results of Operations – Sales Outlets.” In addition, the Battery Plus stores were acquired late in fiscal year 2002 and were, therefore, excluded from the comparable store calculation for most of the year. Dealer sales were down by 5.5%.

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

(U.S. dollars in thousands)	Change in Gross Profit
Inventory adjustment in fiscal year 2002 (see discussion below)	$3,500
Effect of EITF 02-16	6,210
Decrease in sales	(1,972)
Reduction in the comparable gross margin percentage	(156)
Foreign currency rate effects	5,731

$13,313

The following table illustrates comparable gross profit as a percentage of sales:

	Year ended June 30
	2003	2002 Pro Forma	2002 As reported
Gross profit as a percentage of sales	40.6	39.8[1]	38.2[1]

[1]	Computed as if the impact of EITF 02-16 had been given retroactive effect. Includes the inventory adjustment of $3,500,000 discussed below. Excluding that adjustment, the comparable pro forma gross margin percentage would have been 40.7%.

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
(U.S. dollars, in thousands)
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

Selling, General and Administrative Expenses

Fiscal 2003 Results Compared to Fiscal 2002

The following table provides a breakdown of selling, general and administrative expense (“SG&A”) by major category compared to the results for fiscal year 2002, both as reported and pro forma, as if the change in accounting policy for vendor returns had been given retroactive effect:

SG&A Expenses by Category

	2003		2002		2002
	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales
(U.S. dollars in thousands, except percents)			Pro forma		As reported
Canadian and corporate expenses
Payroll	$57,812	14.3	$50,954	12.9	$50,954	12.9
Advertising	20,314	5.0	19,110	4.8	13,010	3.3
Rent	20,600	5.1	18,538	4.7	18,538	4.7
Taxes (other than income taxes)	9,950	2.5	8,736	2.2	8,736	2.2
Telephone and utilities	4,069	1.0	3,518	0.9	3,518	0.9
Other	24,407	6.1	22,202	5.7	22,202	5.7

	$137,152	34.0	$123,058	31.2	$116,958	29.7

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

Percentage increase
Payroll	9.2
Advertising	2.1
Rent	6.8
Taxes (other than income taxes)	9.2
Telephone and utilities	10.8
Other	6

Total increase	7.2

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

Fiscal 2002 Results Compared to Fiscal 2001

The following table provides a breakdown of SG&A by major category for fiscal year 2002, both as reported and pro forma, compared to the results for fiscal year 2001, both as reported and pro forma, as if the change in accounting policy for vendor returns had been given retroactive effect:

	2002		2002		2001		2001
	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales
(U.S. dollars in thousands, except percents)	Pro forma		As reported		Pro forma		As reported
Canadian and corporate expenses
Payroll	$50,954	12.9[1]	$50,954	12.9[1]	$49,488	12.9[1]	$49,488	12.9[1]
Advertising	19,110	4.8[1]	13,010	3.3[1]	20,184	5.3[1]	13,764	3.6[1]
Rent	18,538	4.7[1]	18,538	4.7[1]	17,430	4.6[1]	17,430	4.6[1]
Taxes (other than income taxes)	8,736	2.2[1]	8,736	2.2[1]	7,912	2.1[1]	7,912	2.1[1]
Telephone and utilities	3,518	0.9[1]	3,518	0.9[1]	3,328	0.9[1]	3,328	0.9[1]
Other	22,202	5.7[1]	22,202	5.7[1]	19,963	5.2[1]	19,963	5.2[1]

	123,058	31.2[1]	116,958	29.7[1]	118,305	30.9[1]	111,885	29.3[1]
Australian expenses	—	—	—	—	33,786	39.1[2]	32,383	37.5[2]

Consolidated expenses	$123,058	31.2[3]	$116,958	29.7[3]	$152,091	32.4[3]	$144,268	30.8[3]

[1]	Percentages are of Canadian sales.

[2]	Percentages are of Australian sales.

[3]	Percentages are of consolidated sales.

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

In July 2002, the FASB issued Financial Accounting Standards No. 146 (“FAS 146”) – “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) issue No. 94-3 – “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)”. FAS 146 requires that a liability for a cost associated with exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of the entity’s commitment to the exit plan. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

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

Liquidity and Capital Resources

Cash flow from operating activities generated $5,707,000 in cash during fiscal year 2003. Net income for the period was $7,711,000. Working capital requirements consumed $10,841,000 in cash. The reduction in the amount of cash generated from operating activities over the prior year is explained by a number of factors. Net income was $5,857,000 lower than in fiscal year 2002. Payment of a cash deposit to RadioShack International Procurement Limited Partnership (“RIPLP”) in the amount of $4,179,000 as security for inventory purchases and a reduction in accrued expenses contributed to the amount of cash consumed by working capital requirements. This consumption of cash is offset by an increase in accounts payable arising from extended payment terms negotiated with various vendors.

Cash flow from operating activities generated $12,943,000 in cash during fiscal year 2002. Net income for the period was $13,568,000. Working capital requirements consumed $11,775,000 in cash. Income taxes payable consumed $15,993,000 in cash, primarily as a result of the payment of balances relating to prior years. See “Income Taxes.” In addition, instalments of Canadian taxes for fiscal year 2002 exceeded taxes actually payable for the year. This is because instalments were based on actual taxes payable for fiscal year 2001. This overpayment was refunded during fiscal year 2003. A reduction in accounts payable also contributed to the amount of cash consumed by working capital requirements. This reduction reflects renewed emphasis on inventory management. The effects of reductions in the level of income taxes and accounts payable on cash were partially offset by a reduction in inventory levels and an increase in accrued expenses. The inventory reduction is part of an overall strategy of improving inventory management through a more focused merchandising strategy, increasing inventory turns and having a better in stock position. This increase in accrued expenses is primarily attributable to the accrual of capital costs associated with the distribution center project.

Cash flow from operating activities generated $18,821,000 in cash during fiscal year 2001. Net income for the period was $23,527,000. Working capital requirements consumed $8,369,000 in cash. Accounts receivable increased as a result of increases in amounts due from vendors under various commission and rebate arrangements. Income tax payments also exceeded the current year’s provision as a result of the partial payment of one of the disputes settled with the Canadian tax authorities and changing instalment requirements.

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

The table below sets out the Company’s obligations under its operating and capital leases at June 30, 2003:

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet financing arrangements, transactions, or special purpose entities.

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

/s/ PricewaterhouseCoopers LLP

Toronto, Canada

August 14, 2003

Consolidated Statements of Operations

	Year ended June 30
(In thousands, in U.S. dollars, except per share data)	2003	2002	2001
	(Note 1)	(Note 1)	(Note 1)
Net sales and operating revenues	$403,052	$393,809	$468,756
Other income (loss)	(21)	(7)	138

	403,031	393,802	468,894
Operating costs and expenses:
Cost of products sold	239,311	243,381	280,953
Selling, general and administrative expenses	137,152	116,958	144,268
Depreciation	6,923	5,674	6,357
(Gain) loss on disposal of subsidiary company (Note 2)	—	217	(4,101)
Restructuring charges	—	2,912	—

	383,386	369,142	427,477

Operating income	19,645	24,660	41,417
Foreign currency transaction gains (losses)	(2,112)	41	(353)
Interest income	299	1,444	1,737
Interest expense	(1,018)	(403)	(873)

Income before income taxes and cumulative effect of accounting change	16,814	25,742	41,928
Income taxes (Note 9)	8,523	12,174	18,401

Net income before cumulative effect of accounting change	8,291	13,568	23,527
Cumulative effect of accounting change for vendor allowances, net of income taxes of $388 (Note 1)	(580)	—	—

Net income	$7,711	$13,568	$23,527

Basic net income per average common share Before cumulative effect of accounting change	$0.40	$0.54	$0.84
Cumulative effect of accounting change	(0.03)	—	—

Basic net income per average common share	$0.37	$0.54	$0.84

Diluted net income per average common share
Before cumulative effect of accounting change	$0.39	$0.53	$0.82
Cumulative effect of accounting change	(0.03)	—	—

Diluted net income per average common share	$0.36	$0.53	$0.82

Average common shares outstanding	20,925	25,142	27,937
Average common shares outstanding assuming dilution	21,103	25,610	28,664

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

(In thousands, in U.S. dollars, except share amounts)	June 30 2003	June 30 2002
Assets
Current Assets
Cash and short-term investments	$10,322	$14,699
Accounts receivable, less allowance for doubtful accounts	16,275	12,903
Inventories	92,433	81,314
Deferred service contract costs - current portion (Note 10)	1,368	1,170
Prepaids, deposits and other current assets	5,301	1,300
Deferred income taxes (Note 9)	1,306	1,374

Total current assets	127,005	112,760
Property and equipment, less accumulated depreciation (Note 7)	33,537	29,604
Deferred service contract costs - non-current portion (Note 10)	1,071	946
Other assets	761	328
Deferred income taxes (Note 9)	3,955	3,580

Total Assets	$166,329	$147,218

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$22,633	$12,793
Accrued expenses (Note 8)	15,290	19,445
Income taxes payable (Note 9)	1,867	8,365
Long-term bank indebtedness - current portion (Note 4)	1,484	—
Obligation under capital leases - current portion (Note 11)	216	164
Deferred service contract revenue - current portion (Note 10)	8,809	7,274
Deferred income taxes (Note 9)	400	—

Total current liabilities	50,699	48,041
Long-term bank indebtedness - non-current portion (Note 4)	5,937	—
Obligation under capital leases - non-current portion (Note 11)	432	384
Deferred service contract revenue - non-current portion (Note 10)	6,917	6,043
Other liabilities	4,847	4,304

Total liabilities	68,832	58,772

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 40,000,000 shares authorized, 32,453,259 and 32,091,097, respectively, issued	32,453	32,091
Additional paid-in capital	159,776	157,684
Common stock in treasury, at cost, 11,857,093 and 10,337,243 shares, respectively	(123,760)	(111,527)
Retained earnings	35,031	27,320
Accumulated other comprehensive loss	(6,003)	(17,122)

Total stockholder’s equity	97,497	88,446

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Treasury Stock
(In thousands, in U.S. dollars)	Shares	Amount		Shares	Amount
Balance at June 30, 2000	30,498	$30,498	$146,214	(1,790)	$(18,700)
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

Consolidated Statements of Stockholders' Equity—continued

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

Cost of products sold includes the purchase price of the product, including any customs duties, sales or import taxes and purchase fees or commissions. Cost of products sold also includes purchasing and receiving costs, inbound freight charges, inspection costs, warehousing costs and other costs of the Company’s distribution system, including outbound freight to the Company’s stores. The cost of transferring product between stores and the cost of returning product to the warehouse is included in selling general and administrative expenses. These costs aggregated $884,000, $747,000 and $782,000 during fiscal years 2003, 2002 and 2001, respectively. The amount for fiscal year 2001 excludes the Company’s former subsidiary in Australia, which was sold in April 2001, because that information is not available.

Selling, general and administrative expenses

Selling, general and administrative expenses include store-operating costs (inclusive of store occupancy costs), advertising, regional, district and head office administration expenses, and the amortization of direct selling expenses associated with deferred service contract revenue.

Advertising Costs

Advertising costs are expensed upon commencement of the related advertising program. During fiscal years 2003, 2002 and 2001, net advertising expense was $20,314,000, $13,010,000 and $17,203,000, respectively. Prior to fiscal year 2003, allowances received from vendors for co-operative advertising programs were netted against total advertising costs. Upon adoption of a new accounting standard for vendor allowances during fiscal year 2003, such amounts are now treated as a reduction in the cost of products sold when the related product or service is sold, unless the amount represents a reimbursement of a specific, identifiable and incremental cost incurred to sell the vendor’s products or services. See “Change in Accounting Principle – Vendor Allowances.” Vendor reimbursements that were treated as a reduction of selling, general and administrative expenses totalled $2,570,000, $1,927,000 and $2,030,000 during fiscal years 2003, 2002 and 2001, respectively.

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

The following table reconciles the numerator and denominator used in the basic and diluted earnings per share calculations for the years ended June 30, 2003, 2002 and 2001:

(U.S.dollars in thousands, except for per share data)	2003			2002			2001
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income before cumulative effect of accounting change	$8,291			$13,568			$23,527

Basic EPS
Income available to common stockholders	$8,291	20,925	$0.40	$13,568	25,142	$0.54	$23,527	27,937	$0.84

Effect of Dilutive Securities
Stock options	—	178		—	468		—	727

Diluted EPS
Income available to common stockholders including assumed conversions	$8,291	21,103	$0.39	$13,568	25,610	$0.53	$23,527	28,664	$0.82

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

The weighted average fair value of options granted during fiscal years 2003, 2002 and 2001 using the model and assumptions described above was $3.98, $5.21 and $6.73, respectively.

Change in Accounting Principle – Vendor Allowances

In September 2002 the Emerging Issues Task Force of the FASB issued Consensus No. 02-16 (“EITF 02-16”) – “Accounting by a Reseller for Cash Consideration Received from a Vendor”, with final consensus reached in March 2003. EITF 02-16 establishes new accounting standards for recording allowances received by a vendor or other supplier in a retailer’s financial statements.

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

In April 2003, the FASB issued Financial Accounting Standards No. 149 (“FAS 149”) - “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends FAS 133 by requiring that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and must be applied prospectively. The Company does not expect the adoption of FAS 149 to have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued Financial Accounting Standards No. 150 (“FAS 150”) - “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 and must be applied prospectively by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company does not expect the adoption of FAS 150 to have a material impact on its consolidated financial statements since it does not currently have any financial instruments with characteristics of both liabilities and equity.

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

In connection with the sale of its former United Kingdom subsidiary during fiscal year 1999, the Company remains contingently liable as guarantor of certain leases of InterTAN U.K. Limited. At June 30, 2003 the remaining lease obligation assumed by the purchaser and guaranteed by the Company was approximately $14,700,000 and the average remaining life of such leases was approximately 4 years. No claims have been received from landlords in respect of this obligation. If the purchaser were to default on the lease obligations, management believes the Company could reduce the exposure through assignment, subletting and other means. The Company has obtained an indemnity from the purchaser for an amount equal to management’s best estimate of the Company’s potential exposure under these guarantees. At June 30, 2003, the amount of this indemnity was £4,000,000 (approximately $6,623,000 at the June 30, 2003 rate of exchange.) The amount of this indemnity declines over time as the Company’s risk diminishes. It will be reduced to £3,000,000 in January 2004 and by a further £1,000,000 each succeeding January, until it is reduced to zero in January 2007.

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

If a person or group acquires beneficial ownership of 15% or more of the Company’s Common Stock and the Rights are then exercisable, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right’s then current exercise price, a number of the Company’s shares of Common Stock having a market value of twice such price. In addition, if InterTAN is acquired in a merger or other business combination transaction after a person has acquired beneficial ownership of 15% or more of the Company’s Common Stock and the Rights are then exercisable, each Right will entitle its holder to purchase, at the Right’s then current exercise price, a number of the acquiring company’s shares of common stock having a market value of twice such price. Following the acquisition by a person or group of beneficial ownership of 15% or more of the Company’s Common Stock and prior to an acquisition of beneficial ownership of 50% or more of the Company’s Common Stock, the Board of Directors may exchange the Rights (other than Rights owned by such person or group, which will have become null and non-transferable), in whole or in part, at an exchange ratio of one share of Common Stock (or one one-hundredth of a share of Preferred Stock) per Right. The Rights under this plan will expire on September 20, 2009.

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

($ in thousands, in U.S. dollars, except per share data)

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

Item 9A	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of the end of the period covered by this Annual Report on Form 10-K. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

	Number of Securities to be Issued on Exercise	Weighted Average Exercise Price of Outstanding Options	Number of Securities Available for Future Issuance
Equity compensation plans approved by security holders	1,175,722	$7.09	533,012

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There was no information called for by this Item with respect to certain relationships and transactions with management and others.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item with respect to principal accountant fees and services has been omitted pursuant to General Instructions G(3) to Form 10-K. The information is incorporated herein by reference from the 2003 definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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

(2)	Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description

3(a)	Restated Certificate of Incorporation (Filed as Exhibit 3(a) to InterTAN’s Registration Statement on Form 10 and incorporated herein by reference).

3(a)(i)	Certificate of Amendment of Restated Certificate of Incorporation (Filed as Exhibit 3(a)(i) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

3(a)(ii)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock. (Filed as Exhibit 3(a)(i) to InterTAN’s Registration Statement on Form 10 and incorporated herein by reference).

3(b)	Bylaws (Filed as Exhibit 3(b) to InterTAN’s Registration Statement on Form 10 and incorporated herein by reference).

3(b)(i)	Amendments to Bylaws through August 3, 1990 (Filed as Exhibit 3(b)(i) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1990 and incorporated herein by reference).

3(b)(ii)	Amendments to Bylaws through May 15, 1995 (Filed as Exhibit 3(b)(ii) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

3(b)(iii)	Amended and Restated Bylaws (Filed as Exhibit 3(b)(iii) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1996 and incorporated herein by reference).

4(a)	Articles Fifth and Tenth of the Restated Certificate of Incorporation (included in Exhibit 3(a)).

4(b)	Amended and Restated Rights Agreement between InterTAN, Inc. and The First National Bank of Boston (Filed as Exhibit 4(b) to InterTAN’s Report on Form 8-K dated September 25, 1989 and incorporated herein by reference).

4(c)	Rights Agreement between InterTAN, Inc. and Bank Boston, N.A. (filed as Exhibit 4 to InterTAN, Inc.’s Form 8-A filed on September 17, 1999 and incorporated herein by reference).

†10(a)	InterTAN, Inc. Restated 1986 Stock Option Plan (as amended as of February 22, 1994 and April 18, 1995) (Filed as exhibit 10(a) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

†10(b)	InterTAN, Inc. Restated 1991 Non-Employee Director Stock Option Plan (as amended through February 21, 1994) (Filed as Exhibit 10(b) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

†10(c)	Retirement Agreement dated March 3, 1997 between InterTAN, Inc. and James Michael Wood (Filed as Exhibit 10(c) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 1997 and incorporated herein by reference).

†10(d)	Employment Agreement between InterTAN, Inc. and James T. Nichols dated January 1, 1995 (Filed as Exhibit 10(ii) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 1995 and incorporated herein by reference).

†10(d)(i)	First Amendment to Employment Agreement dated July 1,1998 between InterTAN, Inc. and James T. Nichols (Filed as Exhibit10(a) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 1998 and incorporated herein by reference).

†10(d)(ii)	Letter Agreement dated July 1, 1998 between InterTAN, Inc. and James T. Nichols amending prior stock option agreements. (Filed as Exhibit 10(b) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 1998 and incorporated herein by reference).

†10(e)	Employment Agreement dated June 10, 1999 between InterTAN, Inc. and Brian E. Levy superceding prior Employment Agreement dated November 29, 1997 between same parties (Filed as Exhibit 10(e)(i) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1999 and incorporated herein by reference).

†10(e)(i)	Letter Agreement between InterTAN, Inc. and Brian E. Levy dated February 19, 2001 clarifying and amending employment letter dated June 10, 1999 between same parties. (Filed as Exhibit 10(a) to InterTAN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

†10(f)	Retirement Letter Agreement between James G. Gingerich and InterTAN, Inc. dated September 25, 2001. (Filed as Exhibit 10(b) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 2001 and incorporated herein by reference).

†10(g)	Termination of Employment Letter Agreement between Douglas C. Saunders and InterTAN, Inc. dated September 25, 2001. (Filed as Exhibit 10(f) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 and incorporated herein by reference).

†10(g)(i)	Retirement Letter Agreement between Douglas C. Saunders and InterTAN, Inc. dated September 25, 2001. (Filed as Exhibit 10(g) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 and incorporated herein by reference).

†10(h)	InterTAN, Inc. 1996 Stock Option Plan and Forms of Stock Option Agreement (Filed as Exhibits 4.6 and 4.7, respectively, to InterTAN’s Registration Statement on Form S-8, SEC file number 333-16105, filed on November 14, 1996 and incorporated herein by reference).

†10(i)	Employment Agreement between Jeffrey A. Losch and InterTAN, Inc. dated September 11, 2001. (Filed as Exhibit 10(c) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 and incorporated herein by reference).

10(j)	Deed of Indemnity between InterTAN, Inc., Tandy Corporation, InterTAN Canada Ltd., The Carphone Warehouse Limited and Worldwide Telecommunications Ltd. dated January 23, 1999. (Filed as Exhibit No. 10.1 to InterTAN’s Current Report on Form 8-K dated January 25, 1999 and incorporated herein by reference).

10(k)	Tax Deed between InterTAN, Inc. and Beheer-En Belggingsmaatschappij Antika B.V. dated January 23, 1999. (Filed as Exhibit No. 10.2 to InterTAN’s Current Report on Form 8-K dated January 25, 1999 and incorporated herein by reference).

†10(l)	Correspondence dated June 9, 1999 from InterTAN, Inc. addressed to Brian E. Levy in respect of a grant of restricted stock (Filed as Exhibit 10(x) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1999 and incorporated herein by reference).

†10(m)	Restricted Stock Unit Agreement between InterTAN, Inc. and Brian E. Levy made as of October 4, 2000. (Filed as Exhibit 10(a) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 2000 and incorporated herein by reference).

†10(n)	Form of Agreement that evidences the InterTAN, Inc. Plan for 1999 Non-Employee Director Non-Qualified Stock Options (Filed as Exhibit 10(d) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 1999 and incorporated herein by reference).

†10(o)	Composite copy of InterTAN Inc.’s Deferred Compensation Plan reflecting amendments thereto authorized by the Board of Directors of InterTAN, Inc. on November 9, 2001. (Filed as Exhibit 10(c) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 2001 and incorporated herein by reference).

†10(o)(i)	Plan Agreement in respect of Deferred Compensation Plan between InterTAN, Inc. and Jeffrey A. Losch dated February 18, 2000 (Filed as Exhibit 10(e) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 1999 and incorporated herein by reference).

†10(o)(ii)	Addendum No. 1 to Deferred Compensation Plan Agreement between Jeffrey A. Losch and InterTAN, Inc. dated September 13, 2000. (Filed as Exhibit 10(d) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2000 and incorporated herein by reference).

†10(o)(iii)	Addendum No. 2 to Deferred Compensation Plan Agreement between Jeffrey A. Losch and InterTAN, Inc. dated November 1, 2001. (Filed as Exhibit 10(d) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 2001 and incorporated herein by reference).

†10(o)(iv)	Addendum No. 1 to Deferred Compensation Plan Agreement between Brian E. Levy and InterTAN, Inc. dated September 13, 2000. (Filed as Exhibit 10(a) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2000 and incorporated herein by reference).

†10(o)(v)	Plan Agreement in respect of Deferred Compensation Plan between InterTAN, Inc. and Heinz Stier dated November 1, 2001. (Filed as Exhibit 10(e) to InterTAN’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference).

†10(o)(vi)	Plan Agreement in respect of Deferred Compensation Plan between InterTAN, Inc. and James P. Maddox dated January 7, 2002. (Filed as Exhibit 10(f) to InterTAN’s Quarterly Report for the quarter ended December 31, 2001 and incorporated herein by reference).

†10(o)(vii)	Plan Agreement in respect of Deferred Compensation Plan between InterTAN, Inc. and Michael D. Flink dated May 6, 2002. (Filed as Exhibit 10(dd) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 2002 and incorporated herein by reference).

10(p)	Form of Indemnification Agreement entered into between InterTAN, Inc. and each individual director and executive officer of InterTAN, Inc. dated as of June 7, 2000. (Filed as Exhibit 10(cc) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 2000 and incorporated herein by reference).

10(p)(i)	Indemnification Agreement between InterTAN, Inc. and James P. Maddox dated as of February 21, 2002. (Filed as Exhibit 10(a) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 2002 and incorporated herein by reference).

10(p)(ii)	Indemnification Agreement between InterTAN, Inc. and Heinz Stier dated as of February 21, 2002. (Filed as Exhibit 10(b) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 2002 and incorporated herein by reference).

10(p)(iii)	Indemnification Agreement between InterTAN, Inc. and Michael D. Flink dated May 3, 2002. (Filed as Exhibit 10(cc) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 2002 and incorporated herein by reference).

10(q)	Letter Agreement between InterTAN, Inc. and RadioShack Corporation dated April 6, 2001. (Filed as Exhibit 10(f) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 2001 and incorporated herein by reference).

10(r)	Termination Agreement among InterTAN Australia Ltd., RadioShack Corporation, InterTAN, Inc., InterTAN Canada Limited, RadioShack International Procurement Limited Partnership and Technotron Sales Corp. Pty. Limited dated April 10, 2001. (Filed as Exhibit 10(g) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 2001 and incorporated herein by reference).

10(s)	Share Acquisition Agreement among InterTAN Inc., InterTAN Canada Ltd. And Dick Smith Electronics Holdings Pty. Ltd. Dated April 10, 2001. (filed as Exhibit 10(h) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 2001 and incorporated herein by reference).

10(t)	Second Amended and Restated License Agreement (Canada) between TRS Quality, Inc. and InterTAN Canada Ltd. dated as of May 1, 2001. (Filed as Exhibit 10(v) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 2001 and incorporated herein by reference).

10(t)(i)	First Amendment to Second Amended and Restated License Agreement (Canada) between TRS Quality, Inc. and InterTAN Canada Ltd. dated as of August 31, 2001. (Filed as Exhibit 10(a) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 and incorporated herein by reference).

10(u)	Second Amended and Restated Merchandise Agreement among InterTAN, Inc., InterTAN Canada Ltd., RadioShack Corporation and RadioShack International Procurement Limited Partnership dated as of May 1, 2001. (Filed as Exhibit 10(w) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 2001 and incorporated herein by reference).

10(v)	Third Amendment and Restated Advertising Agreement among InterTAN, Inc. and InterTAN Canada Ltd., RadioShack Corporation and TRS Quality, Inc. dated as of September 15, 2001. (Filed as Exhibit 10(b) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 and incorporated herein by reference).

10(w)	Amended and Restated Mall Stores Operating and Marketing Agreement among Rogers Wireless Inc., Rogers Wireless Communications Inc., InterTAN Canada Ltd. and InterTAN, Inc. dated as of June 21, 2001. (Filed as Exhibit 10(y) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 2001 and incorporated herein by reference).

†10(x)	Employment Agreement between James P. Maddox and InterTAN, Inc. dated September 10, 2001. (Filed as Exhibit 10(d) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 and incorporated herein by reference).

†10(y)	Employment Agreement between Heinz Stier and InterTAN, Inc. dated September 10, 2001. (Filed as Exhibit 10(e) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 and incorporated herein by reference).

†10(y)(i)	Retirement Letter Agreement between Heinz Stier and InterTAN, Inc. dated July 22, 2002. (Filed as Exhibit 10(ff) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 2002 and incorporated herein by reference).

†10(z)	Employment Agreement between InterTAN, Inc. and Michael D. Flink dated March 21, 2002. (Filed as Exhibit 10(c) to InterTAN’s Quarterly Report on form 10-Q for quarter ended March 31, 2002 and incorporated herein by reference).

†10(aa)	Amended and Restated Stock Program of InterTAN, Inc. dated as of July 1, 2002. (Filed as Exhibit 10(ee) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 2002 and incorporated herein by reference).

10(bb)	Credit Agreement dated as of December 17, 2002 between InterTAN Canada Ltd. and The Bank of Nova Scotia, as administrative agent and lender. (Filed as Exhibit 10(a) to InterTAN’s Quarterly Report on Form 10-K for quarter ended December 31, 2002 and incorporated herein by reference).

†*10(cc)	Employment Agreement between InterTAN, Inc. and Ean G. Daoust dated April 22, 2003.

*10(dd)	Indemnification Agreement between InterTAN, Inc. and Ean G. Daoust dated as of May 2, 2003

†*10(ee)	Plan Agreement in respect of Deferred Compensation Plan between InterTAN, Inc. and Ean G. Daoust dated May 1, 2003.

21	Subsidiaries of InterTAN, Inc.

*23	Consent of Independent Accountants.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

†	Management contract or compensatory plan or arrangement

(b)	Reports on Form 8K:

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

InterTAN, Inc.

May 19, 2004	/s/ JAMES P. MADDOX

James P. Maddox, Vice President and Chief Financial Officer

Report of Independent Accountants on

Financial Statement Schedules

To the Board of Directors of

InterTAN, Inc.

Our audits of the consolidated financial statements referred to in our report dated August 14, 2003 appearing in the 2003 Annual Report to Shareholders of InterTAN, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(1) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

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

InterTAN, Inc.

Form 10-K

Year ended June 30, 2003

Index To Exhibits

Exhibit No.		Description

3	(a)	Restated Certificate of Incorporation (Filed as Exhibit 3(a) to InterTAN’s Registration Statement on Form 10 and incorporated herein by reference).

3	(a)(i)	Certificate of Amendment of Restated Certificate of Incorporation (Filed as Exhibit 3(a)(i) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

3	(a)(ii)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock. (Filed as Exhibit 3(a)(i) to InterTAN’s Registration Statement on Form 10 and incorporated herein by reference).

3	(b)	Bylaws (Filed as Exhibit 3(b) to InterTAN’s Registration Statement on Form 10 and incorporated herein by reference).

3	(b)(i)	Amendments to Bylaws through August 3, 1990 (Filed as Exhibit 3(b)(i) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1990 and incorporated herein by reference).

3	(b)(ii)	Amendments to Bylaws through May 15, 1995 (Filed as Exhibit 3(b)(ii) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

3	(b)(iii)	Amended and Restated Bylaws (Filed as Exhibit 3(b)(iii) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1996 and incorporated herein by reference).

4	(a)	Articles Fifth and Tenth of the Restated Certificate of Incorporation (included in Exhibit 3(a)).

4	(b)	Amended and Restated Rights Agreement between InterTAN, Inc. and The First National Bank of Boston (Filed as Exhibit 4(b) to InterTAN’s Report on Form 8-K dated September 25, 1989 and incorporated herein by reference).

4	(c)	Rights Agreement between InterTAN, Inc. and Bank Boston, N.A. (filed as Exhibit 4 to InterTAN, Inc.’s Form 8-A filed on September 17, 1999 and incorporated herein by reference).

†10	(a)	InterTAN, Inc. Restated 1986 Stock Option Plan (as amended as of February 22, 1994 and April 18, 1995) (Filed as exhibit 10(a) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

†10	(b)	InterTAN, Inc. Restated 1991 Non-Employee Director.Stock Option Plan (as amended through February 21, 1994) (Filed as Exhibit 10(b) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

†10	(c)	Retirement Agreement dated March 3, 1997 between InterTAN, Inc. and James Michael Wood (Filed as Exhibit 10(c) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 1997 and incorporated herein by reference).

†10	(d)	Employment Agreement between InterTAN, Inc. and James T. Nichols dated January 1, 1995 (Filed as Exhibit 10(ii) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 1995 and incorporated herein by reference).

†10	(d)(i)	First Amendment to Employment Agreement dated July 1,1998 between InterTAN, Inc. and James T. Nichols (Filed as Exhibit10(a) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 1998 and incorporated herein by reference).

†10	(d)(ii)	Letter Agreement dated July 1, 1998 between InterTAN, Inc. and James T. Nichols amending prior stock option agreements. (Filed as Exhibit 10(b) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 1998 and incorporated herein by reference).

†10	(e)	Employment Agreement dated June 10, 1999 between InterTAN, Inc. and Brian E. Levy superceding prior Employment Agreement dated November 29, 1997 between same parties (Filed as Exhibit 10(e)(i) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1999 and incorporated herein by reference).

†10	(e)(i)	Letter Agreement between InterTAN, Inc. and Brian E. Levy dated February 19, 2001 clarifying and amending employment letter dated June 10, 1999 between same parties. (Filed as Exhibit 10(a) to InterTAN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

†10	(f)	Retirement Letter Agreement between James G. Gingerich and InterTAN, Inc. dated September 25, 2001. (Filed as Exhibit 10(b) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 2001 and incorporated herein by reference).

†10	(g)	Termination of Employment Letter Agreement between Douglas C. Saunders and InterTAN, Inc. dated September 25, 2001. (Filed as Exhibit 10(f) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 and incorporated herein by reference).

†10	(g)(i)	Retirement Letter Agreement between Douglas C. Saunders and InterTAN, Inc. dated September 25, 2001. (Filed as Exhibit 10(g) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 and incorporated herein by reference).

†10	(h)	InterTAN, Inc. 1996 Stock Option Plan and Forms of Stock Option Agreement (Filed as Exhibits 4.6 and 4.7, respectively, to InterTAN’s Registration Statement on Form S-8, SEC file number 333-16105, filed on November 14, 1996 and incorporated herein by reference).

†10	(i)	Employment Agreement between Jeffrey A. Losch and InterTAN, Inc. dated September 11, 2001. (Filed as Exhibit 10(c) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 and incorporated herein by reference).

10	(j)	Deed of Indemnity between InterTAN, Inc., Tandy Corporation, InterTAN Canada Ltd., The Carphone Warehouse Limited and Worldwide Telecommunications Ltd. dated January 23, 1999. (Filed as Exhibit No. 10.1 to InterTAN’s Current Report on Form 8-K dated January 25, 1999 and incorporated herein by reference).

10	(k)	Tax Deed between InterTAN, Inc. and Beheer-En Belggingsmaatschappij Antika B.V. dated January 23, 1999. (Filed as Exhibit No. 10.2 to InterTAN’s Current Report on Form 8-K dated January 25, 1999 and incorporated herein by reference).

†10	(l)	Correspondence dated June 9, 1999 from InterTAN, Inc. addressed to Brian E. Levy in respect of a grant of restricted stock (Filed as Exhibit 10(x) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1999 and incorporated herein by reference).

†10	(m)	Restricted Stock Unit Agreement between InterTAN, Inc. and Brian E. Levy made as of October 4, 2000. (Filed as Exhibit 10(a) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 2000 and incorporated herein by reference).

†10	(n)	Form of Agreement that evidences the InterTAN, Inc. Plan for 1999 Non-Employee Director Non-Qualified Stock Options (Filed as Exhibit 10(d) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 1999 and incorporated herein by reference).

†10	(o)	Composite copy of InterTAN Inc.’s Deferred Compensation Plan reflecting amendments thereto authorized by the Board of Directors of InterTAN, Inc. on November 9, 2001. (Filed as Exhibit 10(c) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 2001 and incorporated herein by reference).

†10	(o)(i)	Plan Agreement in respect of Deferred Compensation Plan between InterTAN, Inc. and Jeffrey A. Losch dated February 18, 2000 (Filed as Exhibit 10(e) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 1999 and incorporated herein by reference).

†10	(o)(ii)	Addendum No. 1 to Deferred Compensation Plan Agreement between Jeffrey A. Losch and InterTAN, Inc. dated September 13, 2000. (Filed as Exhibit 10(d) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2000 and incorporated herein by reference).

†10	(o)(iii)	Addendum No. 2 to Deferred Compensation Plan Agreement between Jeffrey A. Losch and InterTAN, Inc. dated November 1, 2001. (Filed as Exhibit 10(d) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended December 31, 2001 and incorporated herein by reference).

†10	(o)(iv)	Addendum No. 1 to Deferred Compensation Plan Agreement between Brian E. Levy and InterTAN, Inc. dated September 13, 2000. (Filed as Exhibit 10(a) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2000 and incorporated herein by reference).

†10	(o)(v)	Plan Agreement in respect of Deferred Compensation Plan between InterTAN, Inc. and Heinz Stier dated November 1, 2001. (Filed as Exhibit 10(e) to InterTAN’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference).

†10	(o)(vi)	Plan Agreement in respect of Deferred Compensation Plan between InterTAN, Inc. and James P. Maddox dated January 7, 2002. (Filed as Exhibit 10(f) to InterTAN’s Quarterly Report for the quarter ended December 31, 2001 and incorporated herein by reference).

†10	(o)(vii)	Plan Agreement in respect of Deferred Compensation Plan between InterTAN, Inc. and Michael D. Flink dated May 6, 2002. (Filed as Exhibit 10(dd) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 2002 and incorporated herein by reference).

10	(p)	Form of Indemnification Agreement entered into between InterTAN, Inc. and each individual director and executive officer of InterTAN, Inc. dated as of June 7, 2000. (Filed as Exhibit 10(cc) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 2000 and incorporated herein by reference).

10	(p)(i)	Indemnification Agreement between InterTAN, Inc. and James P. Maddox dated as of February 21, 2002. (Filed as Exhibit 10(a) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 2002 and incorporated herein by reference).

10	(p)(ii)	Indemnification Agreement between InterTAN, Inc. and Heinz Stier dated as of February 21, 2002. (Filed as Exhibit 10(b) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 2002 and incorporated herein by reference).

10	(p)(iii)	Indemnification Agreement between InterTAN, Inc. and Michael D. Flink dated May 3, 2002. (Filed as Exhibit 10(cc) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 2002 and incorporated herein by reference).

10	(q)	Letter Agreement between InterTAN, Inc. and RadioShack Corporation dated April 6, 2001. (Filed as Exhibit 10(f) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 2001 and incorporated herein by reference).

10	(r)	Termination Agreement among InterTAN Australia Ltd., RadioShack Corporation, InterTAN Inc., InterTAN Canada Limited, RadioShack International Procurement Limited Partnership and Technotron Sales Corp. Pty. Limited dated April 10, 2001. (Filed as Exhibit 10(g) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 2001 and incorporated herein by reference).

10	(s)	Share Acquisition Agreement among InterTAN, Inc., InterTAN Canada Ltd. And Dick Smith Electronics Holdings Pty. Ltd. Dated April 10, 2001. (filed as Exhibit 10(h) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended March 31, 2001 and incorporated herein by reference).

10	(t)	Second Amended and Restated License Agreement (Canada) between TRS Quality, Inc. and InterTAN Canada Ltd. dated as of May 1, 2001. (Filed as Exhibit 10(v) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 2001 and incorporated herein by reference).

10	(t)(i)	First Amendment to Second Amended and Restated License Agreement (Canada) between TRS Quality, Inc. and InterTAN Canada Ltd. dated as of August 31, 2001. (Filed as Exhibit 10(a) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 and incorporated herein by reference).

10	(u)	Second Amended and Restated Merchandise Agreement among InterTAN, Inc., InterTAN Canada Ltd., RadioShack Corporation and RadioShack International Procurement Limited Partnership dated as of May 1, 2001. (Filed as Exhibit 10(w) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 2001 and incorporated herein by reference).

10	(v)	Third Amendment and Restated Advertising Agreement among InterTAN, Inc. and InterTAN Canada Ltd., RadioShack Corporation and TRS Quality, Inc. dated as of September 15, 2001. (Filed as Exhibit 10(b) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 and incorporated herein by reference).

10	(w)	Amended and Restated Mall Stores Operating and Marketing Agreement among Rogers Wireless Inc., Rogers Wireless Communications Inc., InterTAN Canada Ltd. and InterTAN, Inc. dated as of June 21, 2001. (Filed as Exhibit 10(y) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 2001 and incorporated herein by reference).

†10	(x)	Employment Agreement between James P. Maddox and InterTAN, Inc. dated September 10, 2001. (Filed as Exhibit 10(d) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 and incorporated herein by reference).

†10	(y)	Employment Agreement between Heinz Stier and InterTAN, Inc. dated September 10, 2001. (Filed as Exhibit 10(e) to InterTAN’s Quarterly Report on Form 10-Q for quarter ended September 30, 2001 and incorporated herein by reference).

†10	(y)(i)	Retirement Letter Agreement between Heinz Stier and InterTAN, Inc. dated July 22, 2002. (Filed as Exhibit 10(ff) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 2002 and incorporated herein by reference).

†10	(z)	Employment Agreement between InterTAN, Inc. and Michael D. Flink dated March 21, 2002. (Filed as Exhibit 10(c) to InterTAN’s Quarterly Report on form 10-Q for quarter ended March 31, 2002 and incorporated herein by reference).

†10	(aa)	Amended and Restated Stock Program of InterTAN, Inc. dated as of July 1, 2002. (Filed as Exhibit 10(ee) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 2002 and incorporated herein by reference).

10	(bb)	Credit Agreement dated as of December 17, 2002 between InterTAN Canada Ltd. and The Bank of Nova Scotia, as administrative agent and lender. (Filed as Exhibit 10(a) to InterTAN’s Quarterly Report on Form 10-K for quarter ended December 31, 2002 and incorporated herein by reference).

†*10	(cc)	Employment Agreement between InterTAN, Inc. and Ean G. Daoust dated April 22, 2003.

*10	(dd)	Indemnification Agreement between InterTAN, Inc. and Ean G. Daoust dated as of May 2, 2003

†*10	(ee)	Plan Agreement in respect of Deferred Compensation Plan between InterTAN, Inc. and Ean G. Daoust dated May 1, 2003.

21		Subsidiaries of InterTAN, Inc.

*23		Consent of Independent Accountants.

*31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

†	Management contract or compensatory plan or arrangement