Form 10-Q/A
period 2003-09-30
INTERTAN INC
filed 2004-05-20
CIK 803227

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note: InterTAN, Inc. is filing this Amendment No. 1 on Form 10-Q/A to its Form 10-Q for the period ended September 30, 2003 that was originally filed on November 7, 2003 (the “Original 10-Q”) to make certain technical corrections to (i) Part I Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, (ii) Part I Item 4 Controls and Procedures and (iii) Part II Item 1 Legal Proceedings. For the convenience of the reader, this Amendment No. 1 amends in its entirety the Original 10-Q. This Amendment No. 1 continues to speak as of the date of the Original 10-Q, and we have not updated the disclosure contained herein to reflect any events that occurred at a later date. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our periodic reports filed with the SEC subsequent to the date of the filing of the Original 10-Q.

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

	Three months ended September 30
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

(U.S. dollars, in thousands, except per share amounts)	Three months ended September 30
	2003	2002
Net income as reported	$1,481	$1,355
Stock-based compensation expense included in reported net income, net of related tax effects	—	40
Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(167)	(316)

Pro forma net income	$1,314	$1,079

Basic net income per common share, as reported	$0.07	$0.06

Basic net income per common share, pro forma	$0.06	$0.05

Diluted net income per common share, as reported	$0.07	$0.06

Diluted net income per common share, pro forma	$0.06	$0.05

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

Selling, General and Administrative Expenses

The following table provides a breakdown of selling, general and administrative expense (“SG&A”) by major category:

	Three months ended September 30
(U.S. dollars in thousands, except percents)	2003		2002
	Dollars	% of Sales	Dollars	% of Sales
Payroll	$15,474	14.6	$13,422	14.4
Advertising	4,677	4.4	4,081	4.4
Rent	5,678	5.3	4,852	5.2
Taxes (other than income tax)	2,936	2.8	2,371	2.6
Telephone and utilities	1,088	1.0	968	1.0
Other	6,747	6.3	5,522	5.9

	$36,600	34.4	$31,216	33.5

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

Liquidity and Capital Resources

Cash flows from operating activities during the three-month period ended September 30, 2003 consumed $2,584,000 in cash, compared with $8,752,000 in cash during the comparable quarter last year. Net income for the quarter was $1,481,000, compared with $1,355,000 a year ago. The reduction in cash flows from operating activities was due primarily to changes in working capital requirements. In the three months ended September 30, 2003, changes in working capital consumed $6,373,000 in cash compared with $12,086,000 in the comparable prior year period. This reduction is due primarily to the effects of lower inventory levels, partially offset by an increase in accounts receivable. See “Inventories” and “Accounts Receivable.”

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

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

During the fourth quarter of fiscal year 2001, the Company sold its former subsidiary in Australia.

The reported gain on the disposal was based on management’s estimation of certain adjustments to be paid following completion of the sale. The purchaser, DSE (Holdings) Pty Limited, disputed management’s calculation of the adjustments and commenced legal action in support of its claim on April 2, 2002, in the Federal Court of Australia. Management believes that its calculation of the adjustments is appropriate and that there are strong arguments against the position adopted by the purchaser. The Company is in the process of vigorously defending its position. Should the purchaser prevail in this litigation, the Company would have an additional liability of approximately $2,828,000 at September 30, 2003 exchange rates.

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

InterTAN, Inc.
(Registrant)

Date: May 19, 2004	By:	/s/ James P. Maddox
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