Form 10-Q/A
period 2003-12-31
INTERTAN INC
filed 2004-05-20
CIK 803227

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

Explanatory Note: InterTAN, Inc. is filing this Amendment No. 1 on Form 10-Q/A to its Form 10-Q for the period ended December 31, 2003 that was originally filed on February 6, 2004 (the “Original 10-Q”) to make certain technical corrections to (i) Part I Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, (ii) Part I Item 4 Controls and Procedures and (iii) Part II Item 1 Legal Proceedings. For the convenience of the reader, this Amendment No. 1 amends in its entirety the Original 10-Q. This Amendment No. 1 continues to speak as of the date of the Original 10-Q, and we have not updated the disclosure contained herein to reflect any events that occurred at a later date. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our periodic reports filed with the SEC subsequent to the date of the filing of the Original 10-Q.

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

Selling, General and Administrative Expenses

The following table provides a breakdown of selling, general and administrative expense (“SG&A”) by major category:

	Three months ended December 31				Six months ended December 31
	2003		2002		2003		2002
(U.S. dollars in thousands, except percents)	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales
Payroll	$21,953	12.8	$16,500	12.0	$37,426	13.5	$29,921	13.0
Advertising	9,515	5.6	7,025	5.1	14,192	5.1	11,107	4.8
Rent	6,512	3.8	5,250	3.8	12,190	4.4	10,102	4.4
Taxes (other than income tax)	3,098	1.8	2,295	1.7	6,034	2.2	4,667	2.0
Telephone and utlities	1,129	0.7	983	0.7	2,217	0.8	1,951	0.8
Other	8,123	4.7	6,766	5.0	14,871	5.3	12,287	5.4

	$50,330	29.4	$38,819	28.3	$86,930	31.3	$70,035	30.4

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

Liquidity and Capital Resources

Cash flows from operating activities during the six-month period ended December 31, 2003 generated $32,971,000 in cash, compared with $6,569,000 in cash during the comparable period last year. Net income was $10,372,000 during the six-month period ended December 31, 2003, compared with $9,352,000 a year ago. The increase in cash flows from operating activities was due primarily to changes in working capital requirements. In the six months ended December 31, 2003, changes in working capital provided $18,163,000 in cash. In the comparable prior period, working capital requirements consumed $6,721,000 in cash. This variance is due to the decrease in inventory levels, the return of the cash deposit placed with RIPLP and the increase in income taxes payable as a result of lower Canadian tax installments and the fact that the liability due to the Internal Revenue Service as a result of the recent Tax Court decision has not yet been paid. The cash provided by operating activities was offset by an increase in accounts receivable due to an increase in dealer receivables over the holiday selling season and an increase in amounts due from vendors.

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

The reported gain on the disposal was based on management’s estimation of certain adjustments to be paid following completion of the sale. The purchaser, DSE (Holdings) Pty Limited, disputed management’s calculation of the adjustments and commenced legal action in support of its claim on April 2, 2002, in the Federal Court of Australia. Management believes that its calculation of the adjustments is appropriate and that there are strong arguments against the position adopted by the purchaser. The Company is in the process of vigorously defending its position. Should the purchaser prevail in this litigation, the Company would have an additional liability of approximately $3,126,000 at December 31, 2003 exchange rates.

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
James P Maddox
Vice-President and Chief Financial Officer
(Principal Accounting Officer)

InterTAN, Inc.

Form 10Q – Period Ended December 31, 2003

Index to Exhibits

Exhibit No.	Description
3(a)	Restated Certificate of Incorporation (Filed as Exhibit 3(a) to InterTAN’s Registration Statement on Form 10 and incorporated herein by reference).

3(a)(i)	Certificate of Amendment of Restated Certificate of Incorporation (Filed as Exhibit 3(a)(i) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

3(a)(ii)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (Filed as Exhibit 3(a)(i) to InterTAN’s Registration Statement on Form 10 and incorporated herein by reference).

3(b)	Bylaws (Filed on Exhibit 3(b) to InterTAN’s Registration Statement on Form 10 and incorporated herein by reference).

3(b)(i)	Amendments to Bylaws through August 3, 1990 (Filed as Exhibit 3(b)(i) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1990 and incorporated herein by reference).

3(b)(ii)	Amendments to Bylaws through May 15, 1995 (Filed as Exhibit 3(b)(ii) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1995 and incorporated herein by reference).

3(b)(iii)	Amended and Restated Bylaws (filed as Exhibit 3(b)(iii) to InterTAN’s Annual Report on Form 10-K for fiscal year ended June 30, 1996 and incorporated herein by reference).

4(a)	Articles Fifth and Tenth of the Restated Certificate of Incorporation (included in Exhibit 3(a)).

4(b)	Rights Agreement between InterTAN, Inc. and Bank Boston, NA (filed as Exhibit 4 to the company’s Form 8-A filed on September 17, 1999 and incorporated herein by reference)

* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

* 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith